Form 10-Q
period 1998-09-30
ADVANSTAR HOLDINGS INC
filed 1998-11-16
CIK 1064243

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR


             [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ___

                       Commission file number 333-57201

                           ADVANSTAR HOLDINGS, INC.

             (Exact name of Registrant as specified in its charter)


                  DELAWARE                                 94-3243499
(State or other jurisdiction of incorporation or         (I.R.S. Employer
                 organization)                        Identification No.)

          7500 OLD OAK BOULEVARD                              44130
               CLEVELAND, OH                               (Zip code)
  (Address of principal executive offices)

                                 (440) 243-8100
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                       Yes                     No  X
                           ---                    ---

                            ADVANSTAR HOLDINGS, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION

          Item 1.  Financial Statements:                                  Page
                                                                          ----

                   Condensed Consolidated Statements of Operations
                   (unaudited) for the Three Months Ended
                   September 30, 1998 and 1997...........................    1

                   Condensed Consolidated Statements of Operations
                   (unaudited) for the Nine Months Ended
                   September 30, 1998 and 1997...........................    2

                   Condensed Consolidated Balance Sheets at
                   September 30, 1998 (unaudited) and December 31, 1997..    3

                   Condensed Consolidated Statements of Cash Flows
                   (unaudited) for the Three Months Ended
                   September 30, 1998 and 1997...........................    4

                   Condensed Consolidated Statements of Cash Flows
                   (unaudited) for the Nine Months Ended
                   September 30, 1998 and 1997...........................    5

                   Notes to Condensed Consolidated Financial Statements..    6

Item 2.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................   17

PART II  OTHER INFORMATION

Item 6(a)          Exhibits..............................................   28

Item 6(b)          Reports on Form 8-K...................................   28

                   Signature.............................................   29

                   Exhibit Index.........................................   30

                   Exhibits..............................................   31

                         PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                            ADVANSTAR HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS--UNAUDITED)


                                                                    For the Three Months Ended
                                                                           September 30,
                                                                  -------------------------------
                                                                      1998                1997
                                                                  -----------         -----------
Net revenue..................................................     $    76,033         $    37,174
Operating expenses:
 Cost of sales...............................................          16,340               8,054
 Selling, editorial and circulation..........................          30,052              19,527
 General and administrative..................................           9,422               6,451
 Depreciation and amortization...............................          18,761               6,277
                                                                  -----------         -----------
Operating income (loss)......................................           1,458              (3,135)
Interest expense, net........................................          (8,525)             (3,874)
Other, net...................................................             (82)                177
                                                                  -----------         -----------
Income (loss) before income taxes                                      (7,149)             (6,832)
Benefit (provision) for income taxes.........................             329                  (4)
                                                                  -----------         -----------
Net income (loss)............................................     $    (6,820)        $    (6,836)
                                                                  ===========         ===========
Net income (loss) per share, basic and diluted...............     $     (0.41)        $     (0.63)
                                                                  ===========         ===========
Weighted average common stock outstanding,
  basic and diluted..........................................      16,733,333          10,900,000

                            ADVANSTAR HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS--UNAUDITED)

                                                                     For the Nine Months Ended
                                                                           September 30,
                                                                  -------------------------------
                                                                      1998                1997
                                                                  -----------         -----------
Net revenue..................................................     $   197,245         $   137,228
Operating expenses:
   Cost of sales.............................................          41,715              28,262
   Selling, editorial and circulation........................          85,431              65,008
   General and administrative................................          26,586              20,219
   Depreciation and amortization.............................          34,611              18,738
                                                                  -----------         -----------
Operating income.............................................           8,902               5,001
Interest expense, net........................................         (19,016)            (11,309)
Other, net...................................................          (1,976)                215
                                                                  -----------         -----------
Income (loss) before income taxes............................         (12,090)             (6,093)
Provision for income taxes...................................             (65)               (940)
                                                                  -----------         -----------
Net income (loss)............................................     $   (12,155)        $    (7,033)
                                                                  ===========         ===========
Net income (loss) per share, basic and diluted...............     $     (0.86)        $     (0.65)
                                                                  ===========         ===========
Weighted average common stock outstanding,
   basic and diluted.........................................      14,169,231          10,841,392

                            ADVANSTAR HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                           September 30, 1998      December 31, 1997
                                                           ------------------      -----------------
                                                                  (Unaudited)
                            ASSETS
CURRENT ASSETS:
   Cash and cash equivlents.....................................  $     9,149            $    7,024
   Receivables, net.............................................       23,913                18,819
   Prepaids.....................................................       10,792                 9,607
   Other........................................................        2,214                 2,256
                                                                  -----------            ----------
          Total current assets..................................       46,068                37,706
                                                                  -----------            ----------
PROPERTY, PLANT AND EQUIPMENT, net..............................       13,481                12,146
GOODWILL AND INTANGIBLES, net...................................      588,799               248,645
                                                                  -----------            ----------
         Total assets...........................................  $   648,348            $  298,497
                                                                  ===========            ==========

          LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt.........................  $     5,897            $   15,350
   Accounts payable.............................................       14,324                10,938
   Deferred revenue.............................................       28,403                21,105
   Accrued liabilities..........................................       21,746                10,673
                                                                  -----------            ----------
          Total current liabilities.............................       70,370                58,066
                                                                  -----------            ----------
LONG-TERM DEBT, net of current maturities.......................      414,347               148,873
OTHER LONG-TERM LIABILITIES.....................................        1,334                 1,824
MINORITY INTEREST...............................................       14,452                   --
COMMITMENT AND CONTINGENCIES (Note 6)...........................
SHAREHOLDER'S EQUITY:
   Common stock, $.01 par value, 20,000,000 shares authorized;
      16,733,333 shares outstanding at September 30, 1998 and
      10,900,000 December 31, 1997..............................          167                   109
   Paid-in capital..............................................      179,813               108,891
   Accumulated earnings (deficit)...............................      (31,464)              (19,309)
   Translation adjustment.......................................         (671)                   43
                                                                  -----------            ----------
          Total shareholder's equity............................      147,845                89,734
                                                                  -----------            ----------
          Total liabilities and shareholder's equity............  $   648,348            $  298,497
                                                                  ===========            ==========

                           ADVANSTAR HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS--UNAUDITED)


                                                                                        For the Three Months
                                                                                         Ended September 30,
                                                                                     --------------------------
                                                                                        1998             1997
                                                                                     ---------        ---------
OPERATING ACTIVITIES:
  Net income (loss).............................................................     $  (6,820)       $  (6,836)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities-
       Depreciation and amortization............................................        18,761            6,277
       Other non-cash items.....................................................           220               32
       Changes in operating items...............................................        (4,460)           6,765
                                                                                     ---------        ---------
           Net cash provided by operating activities............................         7,701            6,238
                                                                                      ---------        ---------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment, net...............................          (883)             305
  Additions to intangible assets and acquisition working capital................       (75,238)          (3,113)
                                                                                     ---------        ---------
          Net cash used in investing activities.................................       (76,121)          (2,808)
                                                                                     ---------        ---------
FINANCING ACTIVITIES:
  Proceeds from sale of common stock and capital contributions..................           980                -
  Borrowings (payments) of long-term debt, net..................................        54,615           (2,125)
                                                                                     ---------        ---------
          Net cash provided by (used in) financing activities...................        55,595           (2,125)
                                                                                     ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................       (12,825)           1,305
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................        21,974            7,298
                                                                                     ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................................     $   9,149        $   8,603
                                                                                     =========        =========
SUPPLEMENTAL INFORMATION:
 Cash paid for-
   Interest.....................................................................     $   5,090        $   3,715

   Taxes........................................................................           545               59

                            ADVANSTAR HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS--UNAUDITED)

                                                                                         For the Nine Months
                                                                                         Ended September 30,
                                                                                     --------------------------
                                                                                        1998             1997
                                                                                     ---------        ---------
OPERATING ACTIVITIES:
  Net income (loss)............................................................      $ (12,155)       $  (7,033)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities-
       Depreciation and amortization...........................................         34,611           18,738
       Other non cash items....................................................         (1,481)             488
       Changes in operating items..............................................         (3,637)            (425)
                                                                                     ---------        ---------
          Net cash provided by operating activities............................         17,338           11,768

INVESTING ACTIVITIES:
  Additions to property, plant and equipment, net..............................         (2,540)            (807)
  Additions to intangible assets and acquisition working capital...............       (339,658)         (34,238)
                                                                                     ---------        ---------
          Net cash used in investing activities................................       (342,198)         (35,045)
                                                                                     ---------        ---------
FINANCING ACTIVITIES:
  Proceeds from sale of common stock and capital contributions.................         70,980           12,000
  Borrowings of long-term debt, net............................................        256,005           17,349
                                                                                     ---------        ---------
          Net cash provided by financing activities............................        326,985           29,349
                                                                                     ---------        ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS......................................          2,125            6,072
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.................................          7,024            2,531
                                                                                     ---------        ---------
CASH AND CASH EQUIVALENTS, end of period.......................................      $   9,149        $   8,603
                                                                                     =========        =========

SUPPLEMENTAL INFORMATION:
 Cash paid for-
   Interest....................................................................      $  13,144        $  11,768

   Taxes.......................................................................          1,495            1,593

                           ADVANSTAR HOLDINGS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Advanstar Holdings, Inc. (Holdings), together with its wholly owned subsidiary Advanstar Communications Inc. (Communications) and Communications' subsidiaries (collectively with Communications, the Company, and collectively with Holdings and Communications, Advanstar) have been prepared by Advanstar, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Holdings currently has only minimal operations which are solely for the benefit of Communications and the financial transactions and results of operations of Holdings relating to such operations are "passed through" to Communications without markup or discount, via intercompany charges. Holdings is in the process of "downstreaming" these minimal operations that it conducts for the benefit of Communications to Communications. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although Advanstar believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in Advanstar's Registration
Statement on Form S-4 (File No. 333-57201), relating to Communications' exchange offer for its outstanding 9 1/4% Senior Subordinated Notes (the Notes).

Revenues and operating results for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2. ACQUISITIONS AND FINANCING TRANSACTIONS:

MAGIC ACQUISITION

On April 30, 1998, Advanstar acquired Men's Apparel Guild in California, Inc. (MAGIC), which operates apparel expositions (the MAGIC Acquisition). The purchase price was approximately $234.3 million in cash and certain assumed liabilities. Concurrent with the MAGIC Acquisition, Advanstar renegotiated its credit agreement (the "Original Credit Facility") to provide additional borrowing capacity (as so amended, the "First Amended Credit Facility") and issued $150.0 million of Notes (see Note 3). On April 30, 1998, Advanstar also received an additional equity contribution from its parent of approximately $71.0 million.

TRAVEL AGENT ACQUISITION

On August 17, 1998, Advanstar acquired certain travel-related publication and trade show assets of Universal Media Inc. (the Travel Agent Acquisition), including Travel Agent (collectively, Travel Agent). The purchase price was approximately $68.0 million in cash plus approximately $1.0 million in assumed liabilities. Concurrent with the Travel Agent Acquisition, Advanstar undertook an additional amendment to its credit agreement to further increase its borrowing capacity thereunder by $40.0 million (as so amended, the Second Amended Credit Facility, and together with the Original Credit Facility and the First Amended Credit Facility, the Amended Credit Facility), and financed the balance of the cash purchase price with its available cash and revolving credit facility.

                           ADVANSTAR HOLDINGS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



OTHER 1998 ACQUISITIONS

From January 1, 1998 through September 30, 1998, Advanstar completed ten other acquisitions of exposition and publishing properties, with a cumulative purchase price totaling approximately $77.7 million. Certain entities acquired in 1998 have minority ownership interests.

PRO FORMA FINANCIAL INFORMATION

The following are unaudited pro forma results of operations for the nine months ended September 30, 1998 as if the aforementioned acquisitions and the financing transactions described above had been completed at the beginning of the year (in thousands):

      Revenues.............................................  $ 237,911
                                                             =========
      Operating income.....................................  $  19,463
                                                             =========
      Net income (loss)....................................  $  (9,072)
                                                             =========
      Net income (loss) per share, basis and diluted.......  $   (0.64)
                                                             =========

The unaudited pro forma financial information does not purport to represent what Advanstar's financial position or results of operations would actually have been if these transactions had occurred at such dates or to project Advanstar's future results of operations.

3. DEBT AND AMENDED CREDIT FACILITY:

In order to facilitate the MAGIC Acquisition and to provide greater flexibility in pursuing its growth strategy, on April 30, 1998, Communications, the sole subsidiary of Holdings (see Note 7) issued the Notes and Advanstar amended the Original Credit Facility with a syndicate of banks by increasing its borrowing capacity thereunder from $215.0 million to $270.0 million under the First Amended Credit Facility.

The First Amended Credit Facility was again amended in August 1998 by increasing Advanstar's borrowing capacity thereunder from $270.0 million to $310.0 million under the Second Amended Credit Facility, which was used for the Travel Agent Acquisition.

                           ADVANSTAR HOLDINGS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



Long-term debt consists of the following:

                                                                           September 30,          December 31,
                                                                               1998                   1997
                                                                           -------------          ------------
                                                                            (Unaudited)
Tranche A term loan, interest at LIBOR plus 2.25%, 7.91% and 8.19%
 at September 30, 1998 and December 31, 1997, respectively, due
 October 31, 2003......................................................     $     99,265          $     51,500
Tranche A2 term loan, interest at LIBOR plus 2.75%, 8.69% at
 December 31, 1997 due December 31, 2002...............................                -                38,850
Tranche B term loan, interest at LIBOR plus 2.5%, 8.16% and 8.44%
 at September 30, 1998 and December 31, 1997, respectively, due
 April 30, 2005........................................................          149,850                71,873
Revolving credit loan, interest at LIBOR plus 2.25%, 7.91% and 8.19%
 at September 30, 1998 and December 31, 1997, respectively, due
 October 31, 2003......................................................           21,500                 2,000
Senior subordinated notes at 9.25%, due May 31, 2008, net of discount..          149,629                     -
                                                                           -------------          ------------
                                                                                 420,244               164,223
Less- current maturities...............................................           (5,897)              (15,350)
                                                                           -------------          ------------
                                                                           $     414,347          $    148,873
                                                                           =============          ============

DESCRIPTION OF AMENDED CREDIT FACILITY

The Amended Credit Facility consists of three components: a 5 1/2-year term loan in an aggregate principal amount equal to $100 million, a 7-year term loan in an aggregate principal amount equal to $150 million, and a 5 1/2-year revolving credit facility in the maximum available amount of $60 million.

The obligations of Communications under the Amended Credit Facility are guaranteed by Holdings and the domestic wholly-owned subsidiaries of Communications and are collateralized by substantially all tangible and intangible assets of Advanstar and pledges of Communications' and substantially all of its subsidiaries' capital stock (including MAGIC).

The term loans are amortized in quarterly installments totaling approximately $1.8 million in 1998, $8.2 million in 1999, $15.9 million in 2000, $20.0 million in 2001, $23.0 million 2002, $37.1 million in 2003, $72.3 million in 2004 and
$71.7 in 2005. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity, approximately 5 1/2 years after April 30, 1998. Interest on outstanding borrowings accrues, at floating variable rates, as defined, approximating a blended average rate of 8.1% on September 30, 1998. In addition, Advanstar is required to pay a commitment fee under the revolving credit facility in respect of the unutilized commitments thereunder at a rate that varies based upon operating performance targets and step-downs set forth in the agreement, subject to a maximum commitment fee rate of 0.50% per annum.

Advanstar is required to apply certain amounts to prepay the term loans, including (i) proceeds from certain issuances of equity or indebtedness by Advanstar; (ii) the net cash proceeds of certain sales or other dispositions by Advanstar or any of its subsidiaries of any assets; and (iii) 50% of excess cash flow (as defined) for each fiscal year starting on January 1, 2000. Advanstar will also have the right to optionally prepay the loans under the Amended
Credit Facility, without premium, in whole or in part. Amounts

                           ADVANSTAR HOLDINGS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


applied as prepayments of the revolving credit facility may be reborrowed; amounts prepaid in respect of the term loans may not.

Under the Amended Credit Facility, restrictive financial covenants include a minimum fixed charge coverage ratio and a maximum leverage ratio. Advanstar was in compliance with all covenants as of September 30, 1998.

DESCRIPTION OF NOTES

The Notes are unsecured, senior subordinated obligations of Communications, limited to $150.0 million aggregate principal amount, and will mature on May 1, 2008. Each Note bears interest at 9 1/4%, payable semiannually. The Notes are redeemable at Advanstar's option after May 1, 2003 through April 30, 2006 at specified premiums, and at par thereafter. A portion of the Notes may be redeemed at a premium prior to May 1, 2001 with proceeds of certain equity offerings made by Advanstar, and the Notes may also be redeemed at a premium prior to May 1, 2003 upon a qualifying change of control of Advanstar.

Restrictive financial covenants under the Notes include a minimum fixed charge coverage ratio and limitations on certain asset dispositions and dividend, distribution, and other restricted payments. Advanstar was in compliance with all covenants as of September 30, 1998.

4.  SHAREHOLDER'S EQUITY:

On June 10, 1998 Advanstar Holdings, Inc. merged into its parent holding company, AHI Holdings Corp. AHI Holdings Corp. had no operations independent of Advanstar Holdings, Inc. In connection with the merger, AHI Holdings Corp. changed its name to Advanstar Holdings, Inc. All references to the number of common shares and per share amounts have been adjusted to reflect the capitalization of the merged entity.

5. COMPREHENSIVE INCOME:

Effective January 1, 1998, Advanstar adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. The table below presents comprehensive income, defined as changes in the equity of Advanstar excluding changes resulting from investments by and distributions to shareholders (in thousands):

                                                                Three Months Ended            Nine Months Ended
                                                                   September 30,                 September 30,
                                                               --------------------          -------------------
                                                                  1998       1997               1998      1997
                                                               --------    --------          --------   --------
Net income (loss)..........................................    $ (6,820)   $ (6,836)         $(12,155)  $ (7,033)
Change in translation adjustment...........................        (301)        (32)             (714)        46
                                                               --------    --------          --------   --------
Comprehensive income (loss)................................    $ (7,121)   $ (6,868)         $(12,869)  $ (6,987)
                                                               ========    ========          ========   ========

6. COMMITMENTS AND CONTINGENCIES:

LITIGATION


Advanstar is a defendant in legal proceedings arising in the ordinary course of business. Although the outcome of these proceedings cannot presently be determined, in the opinion of management, disposition of these proceedings will not have a material effect on the results of operations or financial position of Advanstar.

                           ADVANSTAR HOLDINGS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


7. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

BASIS OF PRESENTATION

The Notes will be fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by Communications' wholly-owned domestic subsidiaries and by Holdings. The subsidiary guarantors are Art Expositions International, Inc. (Art Expo); Expocon Management Associates, Inc. (Expocon); On Demand Marketing, Inc. (On Demand); Men's Apparel Guild in California, Inc. (MAGIC); MAGIC Kids, Inc. (MAGIC Kids); Technology Events Company, LLC (TEC) and Applied Business teleCommunications (ABC and, collectively with Art Expo, Expocon, On Demand, MAGIC, MAGIC Kids, and TEC, the Subsidiary Guarantors). The accompanying condensed consolidating financial information of Communications and its subsidiaries are presented below and should be read in connection with the condensed consolidated financial statements of Holdings. Separate financial statements of Communications are not presented because Communications is a wholly owned subsidiary of Holdings. The limited activities of Holdings are performed solely for the benefit of Communications. Accordingly, the financial transactions and results of Holdings are passed through to Communications, without markup or discount, via intercompany charges. Separate consolidated financial statements of Communications are not presented herein as they are not materially different from those presented for Holdings. Separate financial statements of the Subsidiary Guarantors are not presented because the Subsidiary Guarantors are jointly, severally and unconditionally liable under the guarantees, and Advanstar believes the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the guarantors.

There are no significant restrictions on the ability of the Subsidiary Guarantors to make distributions to Communications.

                            ADVANSTAR HOLDINGS, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET

                            AS OF SEPTEMBER 30, 1998

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                             GUARANTOR  SUBSIDIARIES
                                             -------------------------------------------------------------------------------------
                                                       COMMUN-    ART              MAGIC                           ON
                                             HOLDINGS  ICATIONS   EXPO    MAGIC    KIDS       ABC     EXPOCON    DEMAND      TBC
                                             --------  --------   ----  ---------  ------   -------   -------    ------    -------
                ASSETS
CURRENT ASSETS:
 Cash and cash equivalents................. $      -   $    399   $ -   $   (131)  $   30   $    57   $  (301)  $     -   $     -
 Accounts receivable, net..................        -     20,236     -        178       54       413     2,126    (1,294)     (792)
 Prepaid expenses..........................        -      5,033     -      1,348        -       488       505        83       483
 Intercompany receivable (payable).........      579    (17,520)    -     20,886    2,947      (324)   (1,875)    2,346    (2,713)
 Other.....................................        -      1,767     -          -        -         -         -         -         -
                                            ---------  --------   ----  ---------  ------   -------   -------   -------   --------
        Total current assets...............      579      9,915     -     22,281    3,031       634       455     1,135    (3,022)
                                            ---------  --------   ----  ---------  ------   -------   -------   -------   --------
PROPERTY, PLANT AND EQUIPMENT, net.........        -     11,986     -        414       10        56       314         -         -
INVESTMENTS IN SUBSIDIARIES................  146,694    309,423     -          -        -         -         -         -         -
GOODWILL AND INTANGIBLE ASSETS, net........        -    286,894     -    214,197        4    17,592    11,840     8,156    10,802
                                            ---------  --------   ----  ---------  ------   -------   -------   -------   --------
                                            $147,273   $618,218   $ -   $236,892   $3,045   $18,282   $12,609   $ 9,291   $ 7,780
                                            =========  ========   ====  =========  ======   =======   =======   =======   ========
   LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt...... $      -   $  5,897   $ -   $      -   $    -   $     -   $     -   $     -   $     -
 Accounts payable..........................      124      8,640     -      3,015      393       (50)    1,211        16        35
 Deferred revenue..........................        -     10,681     -      1,053      (12)    3,018     2,113       900     1,190
 Accrued liabilities.......................      455     15,022     -      2,891      166       669       176         7        53
                                            ---------  --------   ----  ---------  ------   -------   -------   -------   --------
        Total current liabilities..........      579     40,240     -      6,959      547     3,637     3,500       923     1,278
                                            ---------  --------   ----  ---------  ------   -------   -------   -------   --------
LONG-TERM DEBT, net of current maturities..        -    414,347     -          -        -         -         -         -         -
OTHER LONG-TERM LIABILITIES................        -      1,334     -          -        -         -         -         -         -
MINORITY INTEREST..........................        -     14,452     -          -        -         -         -         -         -
SHAREHOLDER'S EQUITY:
 Common stock..............................      167         10     -          1        -         2         1         1         -
 Paid-in capital...........................  179,813    179,970     -    220,627    1,430    15,739     9,593     7,454     9,912
 Accumulated earnings (deficit)............  (32,615)   (31,464)    -      9,305    1,068    (1,096)     (485)      913    (3,410)
 Translation adjustment....................     (671)      (671)    -          -        -         -         -         -         -
                                            ---------  --------   ----  ---------  ------   -------   -------   -------   --------
        Total shareholder's equity.........  146,694    147,845     -    229,933    2,498    14,645     9,109     8,368     6,502
                                            ---------  --------   ----  ---------  ------   -------   -------   -------   --------
                                            $147,273   $618,218   $ -   $236,892   $3,045   $18,282   $12,609   $ 9,291   $ 7,780
                                            =========  ========   ====  =========  ======   =======   =======   =======   ========

                                               TOTAL           NON-                           HOLDINGS
                                             GUARANTOR       GUARANTOR                      CONSOLIDATED
                                               SUBS            SUBS       ELIMINATIONS          TOTAL
                                             ---------       ---------    ------------      ------------
                ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.................  $   (345)        $ 9,095      $       -          $  9,149
 Accounts receivable, net..................       685           2,992              -            23,913
 Prepaid expenses..........................     2,907           2,852              -            10,792
 Intercompany receivable (payable).........    21,267          (3,747)          (579)                -
 Other.....................................         -             447              -             2,214
                                             ---------       ---------     ----------         ---------
        Total current assets...............    24,514          11,639           (579)           46,068
                                             ---------       ---------     ----------         ---------
PROPERTY, PLANT AND EQUIPMENT, net.........       794             701              -            13,481
INVESTMENTS IN SUBSIDIARIES................         -               -       (456,117)                -
GOODWILL AND INTANGIBLE ASSETS, net........   262,591          39,314              -           588,799
                                             ---------       ---------     ----------         ---------
                                             $287,899         $51,654      $(456,696)         $648,348
                                             =========       =========     ==========         =========
   LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt......  $      -         $     -      $       -          $  5,897
 Accounts payable..........................     4,620           1,064           (124)           14,324
 Deferred revenue..........................     8,262           9,460              -            28,403
 Accrued liabilities.......................     3,962           2,762           (455)           21,746
                                             ---------       ---------     ----------         ---------
        Total current liabilities..........    16,844          13,286           (579)           70,370
                                             ---------       ---------     ----------         ---------
LONG-TERM DEBT, net of current maturities..         -               -              -           414,347
OTHER LONG-TERM LIABILITIES................         -               -              -             1,334
MINORITY INTEREST..........................         -               -              -            14,452
SHAREHOLDER'S EQUITY:
 Common stock..............................         5             332           (347)              167
 Paid-in capital...........................   264,755          37,812       (482,537)          179,813
 Accumulated earnings (deficit)............     6,295             224         26,096           (31,464)
 Translation adjustment....................         -               -            671              (671)
                                             ---------       ---------     ----------         ---------
        Total shareholder's equity.........   271,055          38,368       (456,117)          147,845
                                             ---------       ---------     ----------         ---------
                                             $287,899         $51,654      $(456,696)         $648,348
                                             =========       =========     ==========         =========


                           ADVANSTAR HOLDINGS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

                                  (UNAUDITED)

                                (IN THOUSANDS)

                                                                                           GUARANTOR SUBSIDIARIES
                                                                         ----------------------------------------------------------
                                                             COMMUN-     ART             MAGIC                        ON
                                                  HOLDINGS   ICATIONS    EXPO   MAGIC     KIDS     ABC    EXPOCON   DEMAND    TEC
                                                  --------   --------    ----   -----    -----     ---    -------   ------    ---
Net revenue....................................   $     -    $ 42,969   $  -   $22,191   $1,976   $  48    $ 664    $  (1)   $ (37)
Operating expenses:
 Cost of sales and selling, editorial and
   circulation.................................         -      29,964      -     8,126      854     378      773      (86)     463
 General and administrative....................    (1,527)      8,280      -       735       11     106      271        -        -
 Depreciation and amortization.................         -      14,480      -     2,701        -     272      300      158      209
                                                  --------   --------   -----  -------   ------   ------   ------   ------   ------
Operating income (loss)........................     1,527      (9,755)     -    10,629    1,111    (708)    (680)     (73)    (709)
Other income (expense):
 Interest expense, net.........................         -      (8,466)     -        34        -       -        -        -        -
 Other income (expense), net...................    (1,527)      2,720      -         -        -       2     (217)    (178)    (183)
                                                  --------   --------   -----  -------   ------   ------   ------   ------   ------
Income (loss) before income taxes..............         -     (15,501)     -    10,663    1,111    (706)    (897)    (251)    (892)
Benefit (provision) for income taxes...........         -       1,227      -         -        -      (5)       -       (9)       -
Equity in income (loss) of subsidiaries........    (6,820)      7,454      -         -        -       -        -        -        -
                                                  --------   --------   -----  -------   ------   ------   ------   ------   ------
Net income (loss)..............................   $(6,820)   $ (6,820)  $  -   $10,663   $1,111   $(711)   $(897)   $(260)   $(892)
                                                  ========   ========   =====  =======   ======   ======   ======   ======   ======



                                                   TOTAL           NON-                            HOLDINGS
                                                 GUARANTOR       GUARANTOR          ELIMIN-      CONSOLIDATED
                                                   SUBS            SUBS             ATIONS          TOTAL
                                                 ---------       ---------          -------      ------------
Net revenue....................................   $24,841         $ 8,223           $   -           $76,033
Operating expenses:
 Cost of sales and selling, editorial and
   circulation.................................    10,508
 General and administrative....................     1,123           1,546               -             9,422
 Depreciation and amortization.................     3,640             641               -            18,761
                                                 ---------       ----------        --------        ----------
Operating income (loss)........................     9,570             116               -             1,458
Other income (expense):
 Interest expense, net.........................        34             (93)              -            (8,525)
 Other income (expense), net...................      (576)           (699)              -               (82)
                                                 ---------       ----------        --------        ----------
Income (loss) before income taxes..............     9,028            (676)              -            (7,149)
Benefit (provision) for income taxes...........       (14)           (884)              -               329
Equity in income (loss) of subsidiaries........         -               -            (634)                -
                                                 ---------       ----------        --------        ----------
Net income (loss)..............................   $ 9,014         $(1,560)          $(634)          $(6,820)
                                                 =========       ==========        ========        ==========


                            ADVANSTAR HOLDINGS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                         GUARANTOR SUBSIDIARIES
                                                                       ----------------------------------------------------------
                                                           COMMUN-     ART             MAGIC                          ON
                                               HOLDINGS    ICATIONS    EXPO   MAGIC     KIDS     ABC      EXPOCON   DEMAND    TEC
                                               --------    --------    ----   -----    -----     ---      -------   ------    ---
Net revenue.................................  $      -    $130,855    $ -   $22,191   $1,976   $   375    $6,171   $3,723   $ 2,576
Operating expenses:
 Cost of sales and selling, editorial and
  circulation...............................         -      86,633      -     8,290      893       888     4,378    1,871     3,453
 General and administrative.................         -      20,090      -     1,043       14       218       682        -         -
 Depreciation and amortization..............         -      27,425      -     3,587        -       362       870      475       627
                                              ---------   ---------   ---   -------   ------   --------   -------  ------   -------
Operating income (loss).....................         -      (3,293)     -     9,271    1,069    (1,093)      241    1,377    (1,504)

Other income (expense):.....................
Interest expense, net.......................         -     (18,774)     -        34        -         -         -        -         -

Other income (expense), net.................         -       2,298      -         -        -         2      (671)    (533)     (550)
                                              ---------   ---------   ---   -------   ------   --------   -------  ------   -------
Income (loss) before income taxes...........         -     (19,769)     -     9,305    1,069    (1,091)     (430)     844    (2,054)

Benefit (provision) for income taxes........         -       1,022      -         -        -        (5)        -      (27)        -

Equity in income (loss) of subsidiaries.....   (12,155)      6,592      -         -        -         -         -        -         -
                                              ---------   ---------   ---   -------   ------   --------   -------  ------   -------
Net income (loss)...........................  $(12,155)   $(12,155)   $ -   $ 9,305   $1,069   $(1,096)   $ (430)  $  817   $(2,054)
                                              =========   =========   ===   =======   ======   ========   =======  ======   =======







                                                TOTAL           NON-                          HOLDINGS
                                              GUARANTOR       GUARANTOR        ELIMIN-      CONSOLIDATED
                                                SUBS            SUBS           ATIONS          TOTAL
                                              ---------       ---------        -------      ------------
Net revenue.................................  $37,012         $29,378          $    -         $197,245
Operating expenses:
 Cost of sales and selling, editorial and
  circulation...............................   19,773          20,740               -          127,146
 General and administrative.................    1,957           4,539               -           26,586
 Depreciation and amortization..............    5,921           1,265               -           34,611
                                              -------         --------         ------         ---------
Operating income (loss).....................    9,361           2,834               -            8,902
Other income (expense):.....................
Interest expense, net.......................       34            (276)              -          (19,016)
Other income (expense), net.................   (1,752)         (2,522)              -           (1,976)
                                              -------         --------         ------         ---------
Income (loss) before income taxes...........    7,643              36               -          (12,090)
Benefit (provision) for income taxes........      (32)         (1,055)              -              (65)
Equity in income (loss) of subsidiaries.....  $ 7,611         $(1,019)
                                              -------         --------         ------         ---------
Net income (loss)...........................  $ 7,611         $(1,019)         $5,563         $(12,155)
                                              =======         ========         ======         =========


                            ADVANSTAR HOLDINGS, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                 For the Three Months Ended September 30, 1998
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           GUARANTOR SUBSIDIARIES
                                                                         ----------------------------------------------------------
                                                             COMMUN-     ART               MAGIC                        ON
                                                  HOLDINGS   ICATIONS    EXPO   MAGIC      KIDS    ABC    EXPOCON   DEMAND    TEC
                                                  --------   --------    ----   -----      -----   ---    -------   ------    ---
OPERATING ACTIVITIES:
 Net income (loss)  ...........................  $(6,820)   $ (6,820)   $ -   $ 10,663    $ 1,111  $(711)   $(897)   $(260)   $(892)

 Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities: ................................
 Depreciation and amortization ................        -      14,480      -      2,701          -    272      300      158      209

 Other noncash items  .........................        -         220      -          -          -      -        -        -        -

 Changes in operating items ...................    6,820       1,688      -    (16,733)    (1,110)   590      728      102      683
                                                 --------   --------   ----   ---------   -------  -----    ------   -----    -----
Net cash provided by (used in) operating
  activities ..................................        -       9,568      -     (3,369)         1    151      131        -        -
                                                 --------   --------   ----   ---------   -------  -----    ------   -----    -----
INVESTING ACTIVITIES:
Additions to property, plant and
  equipment, net ..............................        -        (533)     -       (154)        (5)   (11)    (186)       -        -

Additions to intangible assets and
  acquisition working capital .................        -     (75,992)     -        967        (11)  (177)     (63)       -        -
                                                 --------   --------   ----   ---------   -------  -----    ------   -----    -----
Net cash provided by (used in) investing
  activities...................................        -     (76,525)     -        813        (16)  (188)    (249)       -        -
                                                 --------   --------   ----   ---------   -------  -----    ------   -----    -----
FINANCING ACTIVITIES:
Proceeds from sale of common stock and
  capital contributions and other .............        -         980      -          -          -      -        -        -        -

Borrowings (payments) of long-term debt .......        -      54,615      -          -          -      -        -        -        -
                                                 --------   --------   ----   ---------   -------  -----    ------   -----    -----
     Net cash provided by financing
       activities .............................        -      55,595      -          -          -      -        -        -        -
                                                 --------   --------   ----   ---------   -------  -----    ------   -----    -----
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS..................................        -     (11,362)     -     (2,556)       (15)   (37)    (118)       -        -

CASH AND CASH EQUIVALENTS,
  beginning of period .........................        -      11,761      -      2,425         45     94     (183)       -        -
                                                 --------   --------   ----   ---------   -------  -----    ------   -----    -----
CASH AND CASH EQUIVALENTS, end of period ......  $     -    $    399   $  -   $   (131)   $    30  $  57    $(301)   $   -    $   -
                                                 ========   ========   ====   =========   =======  =====    ======   =====    =====


                                                    TOTAL           NON-                          HOLDINGS
                                                  GUARANTOR       GUARANTOR        ELIMIN-      CONSOLIDATED
                                                    SUBS            SUBS           ATIONS          TOTAL
                                                  ---------       ---------        -------      ------------
OPERATING ACTIVITIES:
 Net income (loss)  ...........................   $  9,014        $(1,560)         $(634)         $ (6,820)
 Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
 Depreciation and amortization ................      3,640            641              -            18,761
 Other noncash items  .........................          -              -              -               220
 Changes in operating items ...................    (15,740)         2,138            634            (4,460)
                                                   --------       -------          ------         --------
Net cash provided by (used in) operating
  activities ..................................     (3,086)         1,219              -             7,701
                                                   --------       -------          ------         --------
INVESTING ACTIVITIES:
Additions to property, plant and
  equipment, net ..............................       (356)             6              -              (883)
Additions to intangible assets and
  acquisition working capital .................        716             38              -           (75,238)
                                                   --------       -------          ------         --------
Net cash provided by (used in) investing
  activities...................................        360             44              -           (76,121)
                                                   --------       -------          ------         --------
FINANCING ACTIVITIES:
Proceeds from sale of common stock and
  capital contributions and other .............          -              -              -               980
Borrowings (payments) of long-term debt .......          -              -              -            54,615
                                                   --------       -------          ------         --------
     Net cash provided by financing
       activities .............................          -              -              -            55,595
                                                   --------       -------          ------         --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS..................................     (2,726)         1,263              -           (12,825)
CASH AND CASH EQUIVALENTS,
  beginning of period .........................      2,381          7,832                           21,974
                                                   --------       -------          ------         --------
CASH AND CASH EQUIVALENTS, end of period ......    $  (345)       $ 9,095          $   -          $  9,149
                                                   ========       =======          ======         ========


                            ADVANSTAR HOLDINGS, INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                      GUARANTOR SUBSIDIARIES
                                                                    ----------------------------------------------------------
                                                        COMMUN-    ART               MAGIC                          ON
                                             HOLDINGS   ICATIONS   EXPO   MAGIC      KIDS     ABC         EXPOCON   DEMAND    TEC
                                             --------   --------   ----   -----      -----    ---         -------   ------    ---
OPERATING ACTIVITIES:
 Net income (loss).......................... $(12,155)  $ (12,155) $ -   $   9,305   $ 1,069  $ (1,096)  $  (430)  $   817  $(2,054)

 Adjustments to reconcile net income
   (loss) to net cash provided by operating
   activities:
     Depreciation and amortization..........        -      27,425    -       3,587         -       362       870       475      627

     Other noncash items                                                                    -    (1,501)        -         -       -

     Changes in operating items.............   12,155    (263,049)   -     194,534    (1,696)   17,495     3,597    (1,292)   1,427
                                             --------   --------   ---   ----------  -------  --------   --------  -------  -------
Net cash provided by (used in) operating
  activities................................        -    (249,280)   -     207,426      (627)   16,761     4,057         -        -
                                             --------   --------   ---   ----------  -------  --------   --------  -------  -------
INVESTING ACTIVITIES:
Additions to property, plant and
  equipment, net............................        -      (2,026)   -        (154)       (5)      (11)     (203)        -        -

Additions to intangible assets and
  acquisition working capital...............        -     (78,686)   -    (207,403)      662   (16,693)   (3,838)        -        -
                                             --------   --------   ---   ----------  -------  --------   --------  -------  -------
Net cash provided by (used in)
  investing activities......................        -     (78,683)   -    (207,557)      657   (16,704)   (4,041)        -        -
                                             --------   --------   ---   ----------  -------  --------   --------  -------  -------
FINANCING ACTIVITIES:
Proceeds from sale of common stock and
  capital contributions.....................        -      70,980    -           -         -         -         -         -        -

Borrowings of long-term debt................        -     256,005    -           -         -         -         -         -        -
                                             --------   --------   ---   ----------  -------  --------   --------  -------  -------
Net cash provided by financing activities...                         -     326,985         -         -         -         -        -
                                             --------   --------   ---   ----------  -------  --------   --------  -------  -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS..........................        -      (3,004)   -        (131)       30        57        16         -        -

CASH AND CASH EQUIVALENTS,
  beginning of period.......................        -       3,403    -           -         -         -      (317)        -        -
                                             --------   --------   ---   ----------  -------  --------   --------  -------  -------
CASH AND CASH EQUIVALENTS, end of period.... $      -   $     399  $ -   $    (131)  $    30  $     57   $  (301)  $     -  $     -
                                             ========   =========  ===   ==========  =======  ========   ========  =======  =======




                                                    TOTAL           NON-                          HOLDINGS
                                                  GUARANTOR       GUARANTOR        ELIMIN-      CONSOLIDATED
                                                    SUBS            SUBS           ATIONS          TOTAL
                                                  ---------       ---------        -------      ------------
OPERATING ACTIVITIES:
 Net income (loss)..........................      $   7,611        $ (1,019)       $ 5,563         $ (12,155)
 Adjustments to reconcile net income
   (loss) to net cash provided by operating
   activities:
     Depreciation and amortization..........          5,921           1,265              -            34,611
     Other noncash items                                 20               -              -            (1,481)
     Changes in operating items.............        214,065          38,755         (5,563)           (3,637)
                                                    --------       --------        -------           -------
Net cash provided by (used in) operating
  activities................................        227,617          39,001              -            17,338
                                                    --------       --------        -------           -------
INVESTING ACTIVITIES:
Additions to property, plant and
  equipment, net............................           (373)           (141)             -            (2,540)
Additions to intangible assets and
  acquisition working capital...............       (227,272)        (33,703)             -          (339,658)
                                                    --------       --------        -------           -------
Net cash provided by (used in)
  investing activities......................       (227,645)        (33,844)             -          (342,198)
                                                    --------       --------        -------           -------
FINANCING ACTIVITIES:
Proceeds from sale of common stock and
  capital contributions.....................              -               -              -            70,980
Borrowings of long-term debt................              -               -              -           256,005
                                                    --------       --------        -------           -------
Net cash provided by financing activities...              -               -              -           326,985
                                                    --------       --------        -------           -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS..........................            (28)          5,157              -             2,125
CASH AND CASH EQUIVALENTS,
  beginning of period.......................           (317)          3,938              -             7,024
                                                    --------       --------        -------           -------
CASH AND CASH EQUIVALENTS, end of period....        $  (345)       $  9,095        $     -           $ 9,149
                                                    ========       ========        =======           =======


8.   New Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ``Accounting for Derivative Instruments and Hedging Activities'' (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative financial instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Advanstar will be required to adopt SFAS No. 133 no later than January 1, 2000.

In the fourth quarter of 1998, Advanstar will adopt Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires Advanstar to report financial and descriptive information about reportable operating segments. Generally, financial information will be required to be reported on the basis that is used internally to evaluate segment performance and allocate resources to segments. This new standard will not affect how Advanstar determines results of operations or shareholders' equity.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements for the periods specified and associated notes. Further reference should be made to "Risk Factors" below and to Advanstar's Registration Statement on Form S-4 (File No. 333-57201) under the Securities Act of 1933, as amended, and the consolidated financial statements for the year ended December 31, 1997 included therein.

OVERVIEW

Advanstar Holdings, Inc., ("Holdings"), together with its wholly-owned subsidiary Advanstar Communications Inc. ("Communications") and Communications' subsidiaries (collectively with Communications, the "Company", and collectively with Holdings and Communications, "Advanstar") provides integrated business-to-business marketing communications services, principally through controlled circulation trade, business and professional magazines and trade shows, expositions and conferences.

Advanstar's principal sources of revenue are derived from advertising and subscriptions in its publications, booth rentals, attendee revenue, seminar and conference registrations from its expositions and trade shows, and sales of its marketing services products. Advanstar operates internally through four industry or market-focused clusters. Each of these four clusters, Retail, Hospitality & Fashion; Healthcare & Pharmaceutical; Information Technology & Communications; and Manufacturing & Processing, contains all of Advanstar's products and services directed toward its respective industry or market. Additionally, Advanstar has a Market Development cluster to focus on developing properties in markets where Advanstar looks to expand its selection of products and services.

On April 30, 1998, Advanstar acquired the Men's Apparel Guild in California, Inc. ("MAGIC"), producer of the world's largest trade show for the men's apparel industry (based on net square feet of exhibition space), for cash and assumed liabilities of $234.3 million (the "MAGIC Acquisition"). On August 17, 1998, Advanstar acquired certain travel-related publication and trade show assets of Universal Media, Inc. (collectively, "Travel Agent"), including Travel Agent, the leading magazine, based on number of advertising pages, according to the June 15, 1998 edition of Crain's Advertising Age, in the United States travel agency market (the "Travel Agent Acquisition"). Advanstar paid $68.0 million in cash plus the assumption of approximately $1.0 million of liabilities to acquire Travel Agent. In addition to the MAGIC Acquisition and the Travel Agent Acquisition, Advanstar made an additional ten acquisitions or joint ventures in 1998 for aggregate purchase prices of approximately $77.7 million (the "Other Acquisitions"). The MAGIC Acquisition, the Travel Agent Acquisition and the Other Acquisitions are collectively referred to herein as the ``Acquisitions.''

Advanstar recognizes revenue from publishing activities throughout the year based on the issue dates of publications. With respect to expositions and trade shows, revenue and related direct event expenses are recognized in the month a show or conference is held. Consequently, during the year, Advanstar will reflect on its balance sheet the deferred revenue collected and prepaid expenses incurred for a given event's next scheduled show. A portion of booth revenues are collected up to a year in advance for Advanstar's expositions. These balance sheet deferrals are recognized and released to the income statement in the month the event is held.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

NET REVENUE. Net revenue for the three months ended September 30, 1998 increased $38.8 million, or 104.3%, to $76.0 million from $37.2 million for the three months ended September 30, 1997. Exposition revenue increased in the third quarter $32.2 million, or 418.2% to $39.9 million from $7.7 million in the third quarter of 1997, due primarily to exposition events acquired in 1998, including MAGIC and the launch of the WorldPharm event, offset by the discontinuation of exposition events in the Information Technology & Communications and Manufacturing & Processing clusters. Publishing revenue for the third quarter of 1998 increased $6.1 million, or 23.3%, to $32.3 million from $26.2 million for the third quarter of 1997. The publishing revenue increase was due primarily to improved performance in the Retail, Hospitality & Fashion cluster and the Information Technology & Communications cluster, and to publishing properties acquired in 1998, partially offset by decreased revenue from certain properties in the Healthcare & Pharmaceutical cluster and from the sale of a property in the Manufacturing & Processing cluster in April 1998. Marketing Services revenue for the three months ended September 30, 1998 increased $0.5 million, or 15.2%, to $3.8 million from $3.3 million in the third quarter of 1997.

Of the revenue increase in the third quarter of 1998, growth in the base business (excluding properties acquired in 1998) was $1.8 million, or 4.9%, increasing to $38.7 million from $36.9 million in the third quarter of 1997 due primarily to improved performance in the Healthcare & Pharmaceutical cluster attributable primarily to the launch of WorldPharm exposition and growth in the Information Technology & Communications cluster and certain properties in the Retail, Hospitality & Fashion cluster. Of the overall growth in the base business, $0.3 million was attributable to timing differences in certain exposition events between the third quarter of 1998 compared with the third
quarter of 1997.   Exposition events are often held over different dates from year to year, which occasionally results in reported exposition results being reported in different fiscal quarters. Revenue for the third quarter from all properties acquired in 1998 was $37.3 million.

PRODUCTION, SELLING AND OTHER DIRECT EXPENSES. Production, selling and other direct expenses for the third quarter increased $18.8 million, or 68.1%, to $46.4 million from $27.6 million in 1997, of which $17.4 million was attributable to properties acquired in 1998. Production, selling and other direct expenses for the base business for the third quarter 1998 increased $1.4 million, or 5.1%, to $29.0 million from $27.6 million in 1997. Production costs for printing, paper and postage for the base business for the third quarter of 1998 increased $.1 million, or 1.6%, to $6.4 million from $6.3 million for the third quarter 1997, due to a modest growth in the number of advertising pages. Paper prices began to decline slightly in September 1998. Base business selling and promotional expenses for the third quarter of 1998 increased $0.6 million, or 5.5%, to $11.5 million from $10.9 million in the third quarter of 1997, due primarily to increased sales resources in publishing and marketing services. Base business exposition facility costs for the third quarter of 1998 increased $.3 million, or 21.4%, to $1.7 million from $1.4 million in the third quarter of 1997, due primarily to the timing of certain events from one quarter to another.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the third quarter of 1998 increased $2.9 million, or 44.6%, to $9.4 million from $6.5 million in the third quarter of 1997, of which $1.0 million was attributable to acquisitions in 1998. General and administrative expenses for the base business increased $1.9 million, or 29.2%, to $8.4 million from $6.5 million for the third quarter of 1998, largely due to incremental expenses of $0.4 million relating to the establishment of Advanstar's Latin American operations, $0.7 million relating to the expansion of infrastructure to support the new market-focused organization and anticipated future growth, and $0.2 million for internet, Year 2000 and other information technology investments.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended September 30, 1998 increased $12.5 million, or 198.4%, to $18.8 million from $6.3 million in the third quarter of 1997. This increase is due primarily to increased goodwill from the Company's recent acquisition activity and the write-down of certain impaired intangible assets in the Healthcare & Pharmaceutical, and Manufacturing & Processing clusters.

OPERATING INCOME. For the three months ended September 30, 1998, operating income increased $4.6 million, or 148.4%, to $1.5 million from a loss of $3.1 million in the third quarter of 1997, due to the growth in revenue and resulting improved operating performance, partially offset by a $12.5 million increase in amortization as a result of Advanstar's recent acquisition activity, and the write-down of certain intangible assets. In accordance with FASB Statement No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of," Advanstar adjusted the valuation of its intangible assets to reflect the discontinuation and impairment of certain properties in the Healthcare & Pharmaceutical and Manufacturing & Processing clusters.

INTEREST EXPENSE. Net interest expense for the third quarter of 1998 increased $4.6 million, or 117.9%, to $8.5 million from $3.9 million in the third quarter of 1997, due to the incurrence of additional indebtedness necessary to fund acquisitions completed in the latter part of 1997 and the first nine months of
1998.   In August 1998, in connection with the Travel Agent Acquisition,
Advanstar increased its Senior Term Loans by $40.0 million as part of the Second Amended Credit Facility.

NET LOSS. Net loss for the three months ended September 30, 1998 increased $1.3 million to a loss of $8.1 million from a loss of $6.8 million in 1997. The increase was due primarily to the growth in operating income offset by the increases in amortization and interest expense and an increase of $1.0 million in income tax expense relating to Advanstar's U.K. and Latin American operations.

EBITDA. EBITDA for the quarter ended September 30, 1998 increased $17.1 million, or 551.6% to $20.2 million from $3.1 million in the third quarter of 1997. The increase was due primarily to the increase in revenue and resulting increase in operating performance. "EBITDA" is operating income plus amortization and depreciation. EBITDA does not represent and should not be considered an alternative to net income or cash flow from operations as determined by generally accepted accounting principles ("GAAP"), and Advanstar's calculation thereof may not be comparable to that reported by other companies. Advanstar believes that EBITDA provides useful information regarding Advanstar's ability to service and/or incur indebtedness and is used by many other companies. Advanstar's lenders have indicated that the amount of indebtedness Advanstar will be permitted to incur will be based, in part, on Advanstar's EBITDA. It is also Advanstar's experience that the merit of potential acquisitions and divestitures in Advanstar's industry are evaluated by the parties involved, in part, based on EBITDA. EBITDA does not take into account Advanstar's working capital requirements or other commitments and, accordingly, is not necessarily indicative of the amounts that may be available for discretionary uses.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Net revenue. Net revenue for the first nine months of 1998 increased $60.0 million, or 43.7%, to $197.2 million from $137.2 million for the first nine months of 1997. Exposition revenue increased $46.7 million, or 98.1%, to $94.3 million from $47.6 million in the first nine months of 1997, due significantly to exposition events acquired in late 1997 and in the first nine months of 1998, including Telexpo, Scantech and MAGIC. Additionally, results increased primarily due to improved overall performance in the Retail, Hospitality & Fashion, Information Technology & Communications and Manufacturing & Processing clusters, offset by decreased revenue from certain properties in the Retail, Hospitality & Fashion, Manufacturing & Processing and Market Development clusters and the discontinuation of three events in the Information Technology & Communications and Retail, Hospitality & Fashion clusters. Publishing revenue for the first nine months of 1998 increased $12.1 million, or 15.1%, to $92.0 million from $79.9 million for the first nine months of 1997. The publishing revenue increase was due significantly to aggregate improved performance in the Information Technology & Communications, Retail, Hospitality & Fashion and Healthcare & Pharmaceutical clusters and publications acquired in 1998, including Travel Agent, partially offset by decreased revenue from certain properties in the Manufacturing & Processing cluster (including $0.6 million attributable to the sale of a magazine in April 1998) and certain properties in the Healthcare & Pharmaceutical cluster. Marketing Services revenue for the first nine months of 1998 increased $1.2 million, or 12.4%, to $10.9 million from $9.7 million in the first nine months of 1997.

Of the overall revenue increase in the first nine months of 1998, growth in the base business (excluding properties acquired and disposed of in 1998) was $14.0 million, or 10.3%, increasing to $150.3 million from $136.3 million in the first nine months of 1997 due to overall improved performance in the Information

Technology & Communications and Retail, Hospitality & Fashion clusters, partially offset by decreased revenue from the Market Development cluster and certain properties in the Manufacturing & Processing, Healthcare & Pharmaceutical, and Information Technology & Communications clusters. Of the overall growth in the base business, $3.2 million was attributable to timing differences in certain exposition events between the first nine months of 1998
and the same period in 1997.   Exposition events are often held over different
dates from year to year, which will occasionally result in exposition results being reported in different fiscal quarters. Revenue from all properties acquired in the first nine months of 1998 was $46.6 million.

PRODUCTION, SELLING AND OTHER DIRECT EXPENSES. Production, selling and other direct expenses for the first nine months of 1998 increased $33.8 million, or 36.2%, to $127.1 million from $93.3 million in 1997, of which $23.7 million was attributable to production, selling and other expenses of properties acquired in the first half of 1998. Production, selling and other direct expenses for the base business for the first nine months of 1998 increased $10.1 million, or 10.8%, to $103.4 million from $93.3 million in 1997. Production costs for printing, paper and postage for the base business for the first nine months of 1998 increased $1.0 million, or 5.4%, to $19.4 million from $18.4 million in the first nine months of 1997, due to a 2.7% growth in the number of advertising pages and increases in postage rates and paper costs. Paper price increases began to slow in the second quarter of 1998 and, in September 1998 began to decline slightly. Base business selling and promotional expenses for the first nine months of 1998 increased $5.7 million, or 15.6%, to $42.2 million from $36.5 million in the first nine months of 1997, due primarily to increased exposition promotion and conference costs in support of growth in existing events, investments in the Healthcare & Pharmaceutical cluster, increased sales resources across all clusters, and costs related to the growth in Marketing Services revenue. Exposition facility costs for the base business for the first nine months of 1998 increased $2.3 million, or 26.7%, to $10.9 million from $8.6 million in the first nine months of 1997, due primarily to the growth in the size of several events and expansion into new venues of certain shows.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the first nine months of 1998 increased $6.4 million, or, 31.7%, to $26.6 million from $20.2 million in the first nine months of 1997, of which $1.7 million was attributable to acquisitions in 1998. General and administrative expenses for the base business increased $4.7 million, or 23.3%, to $24.9 million from $20.2 million for the first nine months of 1998, largely due to incremental expenses of $1.2 million relating to the establishment of Advanstar's Latin American operations, $2.1 million relating to the expansion of infrastructure to support the new market focused organization and anticipated future growth, and $0.6 million for internet, Year 2000 and other information technology investments.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the nine months ended September 30, 1998 increased $15.9 million, or 85.0%, to $34.6 million from $18.7 million in the first nine months of 1997. This increase is due primarily to increased goodwill from the Company's recent acquisition activity and the write-down of certain impaired intangible assets in the Healthcare & Pharmaceutical and Manufacturing & Processing clusters.

OPERATING INCOME. For the first nine months of 1998, operating income increased $3.9 million, or 78.0%, to $8.9 million from $5.0 million in the first nine months of 1997, due to the growth in revenue and resulting improved operating performance, partially offset by a $16.1 million increase in amortization as a result of Advanstar's recent acquisition activity and the write-down of certain intangible assets. In accordance with FASB Statement No. 121, Advanstar adjusted the valuation of its intangible assets to reflect the discontinuance and impairment of certain properties in the Healthcare & Pharmaceutical and Manufacturing & Processing clusters.

INTEREST EXPENSE. Net interest expense for the first nine months of 1998 increased $7.7 million, or 68.1%, to $19.0 million from $11.3 million in the first nine months of 1997, due to the incurrence of additional indebtedness necessary to fund acquisitions completed in latter part of 1997 and the first nine months of 1998. In April 1998, Communications issued its 9-1/4% Senior Subordinated Notes due 2008 (the "Notes") in the amount of $150.0 million for use in funding the MAGIC Acquisition. Interest is payable semiannually with the first payment due on November 1, 1998. Interest expense in the first nine months of 1998 includes $5.8 million of accrued interest on the Notes. In August 1998, in connection with the Travel Agent Acquisition, Advanstar increased its Senior Term Loans by $40.0 million as part of the Second Amended Credit Facility.

NET LOSS. Net loss for the first nine months of 1998 increased $6.3 million or 90%, to a loss of $13.3 million from a loss of $7.0 million in 1997. The increased was due primarily to the increases in amortization and interest expense, an increase of $0.3 in income tax expense, and the write-off of $4.5 million of certain unamortized intangibles relating to the refinancing of Advanstar's credit facilities as part of the MAGIC Acquisition, offset by a gain on the disposition of certain publishing properties of $2.0 million.

EBITDA. EBITDA for the first nine months of 1998 increased $19.8 million, or 83.5%, to $43.5 million from $23.7 million in the first nine months of 1997. The increase was due primarily to the increase in revenue and resulting increase in operating performance. EBITDA does not represent and should not be considered an alternative to net income or cash flow from operations as determined by GAAP, and Advanstar's calculation thereof may not be comparable to that reported by other companies. Advanstar believes that EBITDA provides useful information regarding Advanstar's ability to service and/or incur indebtedness and is used by many other companies. Advanstar's lenders have indicated that the amount of indebtedness Advanstar will be permitted to incur will be based, in part, on Advanstar's EBITDA. It is also Advanstar's experience that the merit of potential acquisitions and divestitures in Advanstar's industry are evaluated by the parties involved, in part, based on EBITDA. EBITDA does not take into account Advanstar's working capital requirements or other commitments and, accordingly, is not necessarily indicative of the amounts that may be available for discretionary uses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities. Net cash provided by operations in the first nine months of 1998 increased $5.5 million, or 46.6%, to $17.3 million in 1998 from $11.8 million in the first nine months of 1997. The increase was due to the increase in net loss of $6.3 million, adjusted for the gain on sale of assets of $2.0 million, and the increase in working capital items of $2.1 million, due largely to the growth from acquisitions, offset by a $15.9 million increase in depreciation and amortization.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities in the first nine months of 1998 increased $307.2 million, or 877.7%, to $342.2 million from $35.0 million in the first nine months of 1997. The increase is primarily due to uses for the Acquisitions in 1998, net of acquired working capital, offset by proceeds of $4.0 million from the sale of certain publishing properties in April 1998, and an increase of $1.7 million in capital expenditures for additional exposition wall and lighting systems as well as upgrades and expansion of certain of Advanstar's computer networks and servers. Management anticipates that capital expenditures for all of 1998 will be approximately $4.0 million, primarily for additional upgrades and expansions of Advanstar's desktop environment and strategic information systems.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided from financing activities for the first nine months of 1998 increased $297.7 million, to $327.0 million from $29.3 million in the first nine months of 1997, due primarily to the refinancing of Advanstar's credit facility in April 1998 and August 1998 (consisting of $250.0 million of senior term loans replacing outstanding senior term and revolver loans of $187.0 million), issuance of $150.0 million of Notes and receipt of an additional equity infusion of $71.0 million from Advanstar's parent to finance the Acquisitions in the first nine months of 1998.

Interest payments on the Notes and interest and principal payments under the Amended Credit Facility will represent significant liquidity requirements for Advanstar. The senior term debt under Advanstar's Amended Credit Facility consists of two tranches, (i) $100.0 million of Tranche A Senior Term loans amortizing over 5.5 years and maturing September 30, 2003, and (ii) $150.0 million of Tranche B Senior Term loans with modest amortization over the initial
5.5 years of its term maturing with balloon payments in 2004 and 2005. Payment of the Revolving Credit Facility (the "Revolver") is due September 30, 2003. Interest under the

Amended Credit Facility is at 30, 60, 90 or 180 day LIBOR plus applicable margins ranging from 2.25% to 2.50%. Future significant increases in the LIBOR interest rate may adversely impact Advanstar's liquidity. To mitigate such risk, Advanstar has hedged its interest rate exposure by fixing interest rates on approximately $225.0 million of its total long-term debt by the issuance of the Notes and the purchase of interest rate cap agreements setting caps ranging from 8.0% to 8.5%. The Indenture limits the ability of the Subsidiary Guarantors (as defined therein) to restrict distributions or loans to Communications.

CAPITAL EXPENDITURES. Capital expenditures for the first nine months of 1998 increased $1.7 million, or 212.5%, to $2.5 million from $0.8 million in the first nine months of 1997. The increase was due primarily to expenditures for additional exposition wall and lighting systems as well as upgrades and expansion of certain of Advanstar's computer networks and servers. Management believes these levels will increase to approximately $4.0 million for all 1998 and to approximately $5.0 million in 1999 as a consequence of its recent acquisition program and resulting increase in the size of Advanstar's overall business and information system requirements. Expenditures include additions to Advanstar's desktop environment, various software upgrades and enhancements, and expansions of its communication networks and systems. Capital expenditures have been financed by Advanstar's cash flows from operations, and management believes Advanstar's operating cash flows will be sufficient to fund anticipated levels of capital expenditures.

Management expects that Advanstar's primary source of liquidity will be cash flow from operations. Advanstar also has a $60.0 million revolving line of credit available for funding capital expenditures, working capital needs, acquisitions, or for other general corporate purposes. As of September 30, 1998, Advanstar had approximately $38.0 million of availability under its revolving credit facility. Advanstar generally operates with negative working capital, excluding cash and current maturities of long-term debt, due to the impact of deferred revenue from expositions, which are billed and collected as deposits up to six months in advance of the respective exposition. Consequently, expositions carry little or no accounts receivable.

The ability of Advanstar to fund its operations, make planned capital expenditures, acquisitions and scheduled payments on its indebtedness depends on its future operating performance subject to future economic conditions and to financial, business and other factors, many of which are beyond Advanstar's control. Management believes that cash flow from operations and available borrowings under the Revolver will provide adequate funds for its working capital needs, planned capital expenditures, debt service obligations (including the Notes) and other needs. Management believes such liquidity also will enable Advanstar to make selective acquisitions to the extent of available free cash flow and remaining availability under the Revolver. There can be no assurance that Advanstar's business will generate sufficient revenue growth, or that future borrowings will be available to enable Advanstar to service its indebtedness, including the Notes, or to fund its other liquidity needs.

Year 2000 Readiness Disclosure Statement

Advanstar has conducted a review of its computer systems and software infrastructure to identify those areas that are not Year 2000 compliant and has begun implementing its plan to correct any shortcomings. Advanstar believes that the plan will be completed in 1999 and that the total cost to implement its plan should be no more than $3.0 million. These costs will be expensed as incurred. Through September 30, 1998, $0.6 million has been incurred. Management believes that with modifications or upgrades to existing software, Year 2000 compliance will not pose significant operational issues. Advanstar is also conducting a review of its key vendors' and suppliers' Year 2000 compliance. Based on its review and assessment, Advanstar does not believe that any Year 2000 issues will have a material adverse effect on its business, financial condition or results of operations. If Advanstar is not able to resolve any unforeseen Year 2000 issues, certain publication and exposition operations could be hindered. The outcome of Advanstar's Year 2000 readiness review is subject to a number of risks and uncertainties, some of which are beyond its control.

                           PART II. OTHER INFORMATION

                            Advanstar Holdings, Inc.


                                  Risk Factors

This report, other reports, and communications to securityholders, as well as oral statements made by the officers or agents of Advanstar may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may related to, among other things, Advanstar's future revenues, operating income, EBITDA and the plans and objectives of management. All forward-looking statements included herein are made as of the date hereof, based on information available to Advanstar as of the date thereof, and Advanstar assumes no obligation to update any forward-looking statement. These forward-looking statements involve risks and uncertainties, and actual results could differ materially from those discussed in the forward-looking statements. Factors that may cause such variation are discussed below, as well as in Advanstar's Registration Statement on Form S-4 (File No. 333-57201) under the Securities Act of 1933, as amended, and Advanstar's other reports filed with the Securities and Exchange Commission.

SUBSTANTIAL LEVERAGE

The Acquisitions and related debt financings have significantly increased Advanstar's debt service obligations. Although Advanstar's cash flow from operations has been sufficient to meet its debt service obligations in the past, there can be no assurance that Advanstar's operating results will continue to be sufficient for Advanstar to meet its obligations.

The degree to which Advanstar is leveraged could have important consequences, including the following:

 .    impairment of Advanstar's future ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes;

 .    the reduction of funds available to Advanstar for its operations or other purposes due to the dedication of substantial portion of Advanstar's cash flow from operations to the payment of principal and interest on the Notes and the borrowings under the Amended Credit Facility;

 .    increased exposure to interest rate risk due to the fact that certain of
     Advanstar's borrowings are and will continue to be at variable interest rates;

 .    the indebtedness outstanding under the Amended Credit Facility is secured by the capital stock of Communications; and

 .    Advanstar may be substantially more leveraged than certain of its competitors, which may place it at a relative disadvantage and make it more vulnerable to changing market conditions and regulations.

ABILITY TO SERVICE DEBT

Advanstar's ability to make scheduled payments or to refinance its obligations with respect to its indebtedness will depend on its financial and operating performance, which, in turn, is subject to prevailing economic conditions and to certain financial, business and other factors beyond its control. If Advanstar's cash flow and capital resources are insufficient to fund its debt service obligations, Advanstar may be forced to sell assets, obtain additional equity capital or restructure its debt. There can be no assurance that Advanstar's cash flow and capital resources will be sufficient for payment of its indebtedness in the future. In the absence of such operating results and resources, Advanstar could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations, and there can be no assurance as to the timing of such sales or the adequacy of the proceeds which Advanstar could realize therefrom. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

RESTRICTIONS IMPOSED BY AMENDED CREDIT FACILITY

The Amended Credit Facility contains a number of covenants that, among other things, restrict the ability of Advanstar to incur additional indebtedness, pay dividends, prepay subordinated indebtedness such as the Notes, dispose of certain assets, enter into sale and leaseback transactions, create liens, make capital expenditures and make certain investments or acquisitions and otherwise restrict corporate activities. In addition, under the Amended Credit Facility, Advanstar is required to satisfy specified financial covenants, including cash flow to total debt, interest coverage and consolidated tangible net worth tests. The ability of Advanstar to comply with such provisions may be affected by events beyond Advanstar's control. The breach of any of these covenants could result in a default under the Amended Credit Facility. In the event of any such default, depending on the actions taken by the lenders under the Amended Credit Facility, Advanstar could be prohibited from making any payments on the Notes. In addition, such lenders could elect to declare all amounts borrowed under the Amended Credit Facility, together with accrued interest, to be due and payable. The Amended Credit Facility is secured by, among other things, the capital stock of Advanstar and its subsidiaries, and if Advanstar were unable to repay such borrowings, the Banks could proceed against their collateral. If the lenders or the holders of any other secured indebtedness were to foreclose on the collateral securing Advanstar's obligations to them, it is possible that there would be insufficient assets remaining after satisfaction in full of all such indebtedness to satisfy in full the claims of the holders of the Notes. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.''

SUBORDINATION; UNSECURED STATUS OF THE NOTES AND THE GUARANTEES

The payment of principal of and interest on, and any premium or other amounts owing in respect of, the Notes will be subordinated to the prior payment in full of all existing and future senior indebtedness of Advanstar, including all amounts owing under the Amended Credit Facility. Consequently, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceedings with respect to Advanstar, assets of Advanstar will be available to pay obligations on the Notes only after senior indebtedness has been paid in full, and there can be no assurance that there will be sufficient assets to pay amounts due on all or any of the Notes.

The Notes will be unsecured and will be subordinated in right of payment to all existing and future senior indebtedness of Advanstar. The Notes will rank pari passu with any future senior subordinated indebtedness of Advanstar and will rank senior to all subordinated obligations of Advanstar. The Note Guarantees will be unsecured, senior subordinated obligations of Holdings and Art Expositions International, Expocon Management Associates, Inc., On Demand Marketing Inc., MAGIC, Magic Kids, Inc., Technology Events Company, LLC and Applied Business TeleCommunications (the "Subsidiary Guarantors" and together with Holdings the "Guarantors"), subordinated in right of payment to all existing and future senior indebtedness including the guarantees of indebtedness under the Amended Credit Facility.

The Indenture dated April 30, 1998 among Advanstar and the Bank of New York
(the "Indenture") permits Advanstar to incur certain secured indebtedness, including indebtedness under the Amended Credit Facility, which will be secured by a lien on substantially all of the assets of Advanstar. The Notes and the Guarantees are unsecured and therefore do not have the benefit of such collateral. Accordingly, if an event of default occurs under the Amended Credit Facility, the lenders thereunder may foreclose upon such collateral to the exclusion of the holders of the Notes, notwithstanding the existence of an event of default with respect to the Notes. In such event, such assets would first be used to repay in full amounts outstanding under the Amended Credit Facility, resulting in all or a portion of Advanstar's assets being unavailable to satisfy the claims of the holders of Notes and other unsecured Indebtedness.

FRAUDULENT TRANSFER CONSIDERATIONS

The incurrence of indebtedness (such as the Notes) is subject to review under relevant federal and state fraudulent conveyance and similar statutes in a bankruptcy or reorganization case or a lawsuit by or on behalf of creditors of Advanstar. Under these statutes, if a court were to find that obligations (such as the Notes) were incurred with the intent of hindering, delaying or defrauding present or future creditors, that Advanstar received less than a reasonably equivalent value or fair consideration for those obligations and, at the time of the incurrence of the obligations the obligor either (i) was insolvent or rendered insolvent by reason thereof, (ii) was engaged or was about to engage in a business or transaction for which its remaining unencumbered assets constituted unreasonably small capital or (iii) intended to or believed that it would incur debts beyond its ability to pay such debts as they matured or became due, such court could void or subordinate the obligations in question.

The measure of insolvency for purposes of a fraudulent conveyance claim will vary depending upon the law of the jurisdiction being applied. Generally, however, a company will be considered insolvent a particular time if the sum of its debts at that time is greater than the then fair saleable value of its assets or if the fair saleable value of its assets at that time is less than the amount that would be required to pay its probable liability on its existing debts as they become absolute and mature. Communications believes that it is (i) not insolvent, (ii) in possession of sufficient capital to run its business effectively and (iii) incurring debts within its ability to pay as the same mature or become due.

In addition, the guarantees by the Subsidiary Guarantors may be subject to review under relevant federal and state fraudulent conveyance and similar statutes in a bankruptcy or reorganization case or a lawsuit by or on behalf of creditors of any of the Subsidiary Guarantors. In such a case, the analysis set forth above would generally apply, except that the guarantees by the Subsidiary guarantors could also be subject to the claim that, since the guarantees were incurred for the benefit of Advanstar (and only indirectly for the benefit of the Subsidiary Guarantors), the obligations of the Subsidiary Guarantors thereunder were incurred for less than reasonably equivalent value or fair consideration. A court could void any of the Subsidiary Guarantors' obligations under such guarantees, subordinate the guarantees by the Subsidiary Guarantors to other indebtedness of a Subsidiary Guarantor or take other action detrimental to the holders of the Notes .

POSSIBLE UNENFORCEABILITY OF SUBSIDIARY GUARANTEES

Advanstar derives certain of its operating income from its subsidiaries. The holders of the Notes will have no direct claim against such subsidiaries other than a claim created by one or more of the guarantees, which may themselves be subject to legal challenge in a bankruptcy or reorganization case or a lawsuit by or on behalf of creditors of a Subsidiary Guarantor. If such a challenge were upheld, such guarantees would be invalid and unenforceable. To the extent that any of such guarantees are not enforceable, the rights of the holders of the Notes to participate in any distribution of assets of any Subsidiary Guarantor upon liquidation, bankruptcy, reorganization or otherwise will, as is the case with other unsecured creditors of Advanstar, be subject to prior claims of creditors of that Subsidiary Guarantor. Advanstar must rely in part upon distributions from its subsidiaries to generate the funds necessary to meet its obligations, including the payment of principal of and interest on the Notes. The Indenture contains covenants that restrict the ability of Advanstar's subsidiaries to enter into any agreement limiting distributions and transfers, including dividends. However, the ability of Advanstar's subsidiaries to make distributions may be restricted by among other things, applicable state corporate laws and other laws and regulations or by terms of agreements to which they are or may become a party. In addition, there can be no assurance that such distributions will be adequate to fund the interest and principal payments on the Amended Credit Facility and the Notes when due.

CHANGE OF CONTROL

Upon a Change of Control, holders of the Notes will have the right to require Advanstar to repurchase all or any part of such holders' Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The events that constitute a Change of Control under the

Notes will also constitute a default under the Amended Credit Facility, which will prohibit the purchase of the Notes by Advanstar in the event of certain Change of Control events unless and until such time as Advanstar's indebtedness under the Amended Credit Facility is repaid in full. There can be no assurance that Advanstar would have sufficient financial resources available to satisfy all of its obligations under the Amended Credit Facility and the Notes in the event of a Change of Control. Advanstar's failure to purchase the Notes would result in a default under the Indenture and under the Amended Credit Facility, which could have a material adverse effect on Advanstar's business, financial condition and results of operations.

DEPENDENCE ON DEMAND FOR ADVERTISING

Advanstar derives a substantial portion of its total revenue from advertising sales. A general economic downturn or a recession in the United States could cause Advanstar's advertisers to reduce their advertising budgets. Any material decline in the demand for advertising could have an adverse effect on Advanstar's business, financial condition and results of operations.

DEPENDENCE ON VENUES AND DATES FOR EXPOSITIONS AND CONFERENCES

The success of an exposition or a conference depends in part upon its date and location. The market for desirable dates and locations is highly competitive. Advanstar generally maintains multiyear reservations for its exposition and conference venues and dates. However, consistent with industry practice, Advanstar does not pay for these reservations and the reservations are not binding on the facility owners until a contract is signed. Contracts typically guarantee the right to certain venues or dates for only one year, and there can be no assurance that Advanstar's reservations will lead to signed, binding contracts with facility owners. In the event that Advanstar loses its rights to exposition/conference dates or locations, the profitability and future prospects of the expositions or conferences effected, and Advanstar's overall business, financial condition and results of operations could be materially and adversely effected. No assurance can be given that Advanstar can maintain the date or location of any of its expositions or conferences. In addition, the fact that exhibitions and conferences are held on prescheduled dates at specific locations could make them vulnerable to events outside of Advanstar's control, such as natural catastrophes, labor strikes or transportation shutdowns. Advanstar carries insurance to protect against a loss due to these uncontrollable events.

IMPORTANCE OF MAGIC

Historically, none of Advanstar's trade shows has individually represented a significant portion of Advanstar's exposition revenue. For the nine month period ended September 30, 1998, MAGIC represented 12.3% of the Company's revenue and 32.2% of the Company's EBITDA. The MAGIC trade shows, however, would have represented an aggregate of 29.7% of Advanstar's pro forma exposition revenue for the year ended December 31, 1997 and 20.6% and 12.1% of Advanstar's pro forma EBITDA and pro forma net revenue, respectively, for the same period. Advanstar expects that the MAGIC trade shows will continue to represent a significant portion of Advanstar's overall revenue in the future. Although Advanstar believes that it has a diversified portfolio of expositions, a significant decline in the performance of one or both of the February or August MAGIC trade shows could have a material adverse effect on Advanstar's business, financial condition and results of operations.

EFFECT OF INCREASE IN PAPER AND POSTAGE COSTS

The price of paper is a significant expense of Advanstar relating to its print products and direct mail solicitations. Although Advanstar has implemented measures designed to substantially offset historical price increases, such increases, despite such offsetting measures, could have a material adverse effect on Advanstar's business, financial condition and results of operations. Postage for product distribution and direct mail solicitation is also a significant expense of Advanstar. Advanstar generally uses the United States Postal Service. Postage costs increase periodically and will increase in the future. No assurance can be given that Advanstar can pass such cost increases through to its customers.

EXPANSION RISKS AND IMPACT ON FUTURE OPERATING RESULTS

Advanstar's objective is to grow through, among other things, strategic acquisitions. Advanstar's acquisition strategy entails risks inherent in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired businesses. There can be no assurance that acquisition opportunities will be available, that Advanstar will have access to the capital required to finance potential acquisitions or that any business acquired will be integrated successfully or prove profitable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Additionally, the integration of acquisitions, in particular the MAGIC Acquisition, requires and will require substantial attention from management. The diversion of the attention of management, and any difficulties encountered in the transition process, could have a material adverse impact on Advanstar's revenue and operating results. In addition, the process of integrating the various businesses could cause the interruption of, or a loss of momentum in, the activities of some or all of these businesses, which could have a material adverse effect on Advanstar's business, financial condition or results of operations. There can be no assurance that Advanstar will realize any of the anticipated benefits from the MAGIC Acquisition or any of the other acquisitions it consummates.

DEPENDENCE ON KEY PERSONNEL

Advanstar has benefited substantially from the leadership and experience of its senior management team, and is dependent on their continued services in order to successfully implement its business strategy. Although Holdings has entered into employment agreements with Robert Krakoff, Chairman of the Board and Chief Operating Officer of Communications, and James Alic, Vice Chairman of Communications, there can be no assurance that these and other key personnel will continue to be employed by Advanstar or that Advanstar will be able to attract and retain qualified personnel in the future. Although Advanstar believes that it could replace key employees in an orderly fashion should the need arise, the loss of such key personnel could have a material adverse affect on Advanstar's business, financial condition or results of operations. Advanstar does not currently maintain key-man life insurance policies on its executive officers.

COMPETITION

Competition for Advanstar's products and services is highly fragmented, both by product and geography, and exists at many levels. On a global level, there are several much larger international firms--such as Reed-Elsevier plc and United News and Media--which operate in many geographic markets and have broad product offerings in publishing, expositions and conferences and marketing services. Many of these competitors are better capitalized and have substantially greater financial and other resources than Advanstar. In a few cases, these firms operate in the same market as Advanstar. In general, these large firms are organized and market their products and services by product and geographic location, not on an integrated basis. Within each particular industry sector, Advanstar generally has a large number of direct and indirect competitors. In some cases, these competitors operate in several geographic areas. In other cases, they operate in only one geographic market. In most cases, these competitors are small- to medium-sized corporations. However, in several markets such as information technology and healthcare, there are large competitors focused on a single industry. In expositions and conferences in particular, there are many not-for-profit association competitors and, in several countries, the exposition hall owner and operator may also be a competitor. In any given publishing marketplace in a particular country, there are typically two to five direct competitors for both readers and advertisers. Additionally, there are usually many indirect competitors who define market segments differently and thus may be alternatives for either the reader or the advertiser. Exposition and conference competition in each market and country occurs on many levels. There is seldom any truly direct competitor for a particular event, given the uniqueness of venue and date. However, given the availability of alternative venues and the ability to define events for particular market segments and/or with different strategic positioning, the range of competition for exposition dollars, sponsorships and show attendees and conferees is extensive. Because there are few barriers to entry, Advanstar anticipates that, as the trade publications and expositions industries evolve, additional competitors with greater resources than Advanstar may enter the markets, or particular segments of the markets, thereby intensifying competition.

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

Advanstar's growth strategy includes international expansion. There are certain risks inherent in doing business in international markets, such as the uncertainty of product acceptance by different cultures, the risks of divergent business expectations or cultural incompatibility in establishing joint ventures with foreign partners, difficulties in staffing and managing multinational operations, currency fluctuations, changing economic conditions, state-imposed restrictions on the repatriation of funds and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on Advanstar's future international operations and, consequently, on Advanstar's business, financial condition and results of operations.

CONTROL BY HFCP III

Hellman & Friedman Capital Partners III, L.P., H&F Orchard Partners III, L.P. and H&F International Partners III, L.P. (collectively "HFCP III") own, directly or indirectly, substantially all of the outstanding capital stock of Holdings and can effectively control the affairs and policies of Advanstar. There can be no assurance that the interests of HFCP III will not conflict with the interests of the holders of the Notes. See "Principal Stockholders."

                          PART II: OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

6(a) Exhibits

     10.1 Credit Agreement, dated as of May 31, 1996, as amended and restated as of August 26, 1998, among Advanstar Communications Inc., Advanstar Holdings Inc., the Subsidiary Guarantors (as defined therein) and the Chase Manhattan Bank.

     27 Financial Data Schedule for the three months and nine months ended September 30, 1998

6(b) Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ADVANSTAR HOLDINGS, INC.

Date:  11/16/98               By /s/ David W. Montgomery
      -----------                --------------------------------------
                                 David W. Montgomery
                                 Vice President--Finance and
                                 Chief Financial Officer
                                 (principal accounting and financial officer)

                            Advanstar Holdings Inc.
                                 EXHIBIT INDEX

Exhibit No.

   10.1 Credit Agreement, dated as of May 31, 1996, as amended and restated as of August 26, 1998, among Advanstar Communications Inc., Advanstar Holdings, Inc., the Subsidiary Guarantors (as defined therein) and the Chase Manhattan Bank.

   27 Financial Data Schedule for the three and nine months ended September 30, 1998.