Form 10-K
period 1998-12-31
ADVANSTAR INC
filed 1999-03-31
CIK 1064243

                                    PART I

Item 1. Business

General

  Advanstar, Inc. was incorporated in the State of Delaware on April 11, 1996 as AHI Holding Corp. AHI Holding Corp. changed its corporate name to Advanstar Holdings, Inc. in a merger with its wholly-owned subsidiary Advanstar Holdings, Inc. on June 10, 1998 and changed its corporate name to Advanstar, Inc. on March 17, 1999. Advanstar was purchased on May 31, 1996 by HFCP III (as defined below), a private equity investment fund with committed equity capital of approximately $1.5 billion. To date, HFCP III has invested $177.0 million of equity in Advanstar. Except where the context otherwise requires, the terms "Advanstar," "the Company," "our company" and "we," as used in this Annual Report on Form 10-K (the "Annual Report"), refer collectively to "Advanstar, Inc.," its direct and indirect subsidiaries and predecessors as a combined entity, and the term "HFCP III" refers to Hellman & Friedman Capital Partners III, L.P., H&F Orchard Partners III, L.P. and H&F International Partners III, L.P., collectively.

The Company

  Advanstar provides integrated, business-to-business marketing communications solutions for targeted industry sectors, principally through trade shows and conferences and through controlled circulation trade, business and professional magazines. We also provide a broad range of other marketing services products, including classified advertising, direct mail services, reprints, database marketing, directories, guides and reference books, and operate web sites which provide an interactive component to our core products. As of December 31, 1998, we owned and managed 81 trade shows, and 26 conferences for business, professional and consumer audiences worldwide and published 71 specialized business magazines and professional journals and 39 directories and other publications. See Part IV, Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K--Financial Statements--Notes to Consolidated Financial Statements--note 9."

  We serve a number of industry sectors in North America, Latin America, Europe, Asia and Australia. We market our broad range of products and services in certain niche markets of the following industry clusters in which we believe we have developed scale and expertise:

  . Retail, Hospitality & Fashion,

  . Healthcare, Science & Pharmaceuticals,

  . Information Technology & Communications and

  . Manufacturing & Processing.

  Within each of these clusters, we operate trade shows and publications targeted at businesses or professionals in specific or niche market segments. In each of our niche markets, many of the same customers advertise in our publications, exhibit at our trade shows and use our marketing services to reach their buyers. We believe this cluster structure allows us to cross-sell our products and services to capture a larger share of our customers' marketing budgets.

  Trade shows and conferences. In 1998, we held 107 events (an event is a stand-alone trade show or conference). For example, in our Retail, Hospitality & Fashion cluster, we produce MAGIC, a trade show for the men's apparel industry; WWDMAGIC, a women's apparel show in the United States; and MAGICKids, a children's apparel show. In addition, we produce Artexpo New York, a mid-market art show in the United States; IBS New York, an exhibition and educational event on the East Coast for the beauty salon market; and Dealernews International Powersports Dealer Expo, a U.S. motorcycle accessories aftermarket trade show. Our trade shows and conferences in other clusters include Telexpo, a telecommunications trade show in Latin America, and Incoming Call Center Management Conference & Exhibition, a U.S. trade show and conference for the call center market.

  Publications. In 1998, we published 110 publications (a publication is a magazine, newsletter, directory or other publication). Our largest magazines include Travel Agent, Video Store, Pharmaceutical Technology, Hotel & Motel MANAGEMENT and CADALYST.

  Marketing services. Within each cluster, we offer our customers classified advertising, direct mail services, reprints, database marketing, directories, guides and reference books to support their business-to-business marketing communications programs. Our marketing services, particularly our direct mail services and directories, reinforce our efforts to cross-sell our events and publications and, we believe, further our goal of providing our customers "one-stop shopping" for their business-to-business marketing communications needs.

  Internet. We operate over 100 web sites which provide an interactive component of our core products. These web sites promote our trade shows, conferences and publications as well as our marketing services. Over 80% of our web sites either enable exhibitors and attendees to register on-line for our trade shows and conferences or permit prospective readers to subscribe on-line to our controlled circulation publications. In addition, many of our web sites provide attendees of our trade shows and conferences and readers of our publications the opportunity to receive additional product information through links to our customer's web sites.

  Since May 31, 1996, Advanstar has completed 24 acquisitions and joint ventures, 14 of which were completed in 1998. On April 30, 1998, we acquired Men's Apparel Guild in California, Inc. ("MAGIC") for approximately $231.0 million (the "MAGIC Acquisition"). MAGIC is a wholly-owned subsidiary of Advanstar and a core asset of our Retail, Hospitality & Fashion cluster. On August 17, 1998, we acquired certain travel-related publications and trade show assets ("Travel Agent") from Universal Media, Inc. for cash consideration of $68.0 million (the "Travel Agent Acquisition"). In addition, in 1998, we completed 12 other acquisitions or joint ventures (collectively, the "Other Acquisitions") with purchase prices ranging from approximately $0.6 million to approximately $20.0 million and aggregating approximately $89.1 million. The MAGIC Acquisition, the Travel Agent Acquisition and the Other Acquisitions are collectively referred to in this Annual Report as the "Acquisitions." The Acquisitions have been accounted for under the purchase method of accounting. The pro forma financial information for the year ended December 31, 1998 included in this Annual Report includes the historical operations of Advanstar and gives effect to the Acquisitions and the divestiture of two trade publications for consideration of approximately $4.3 million, as if they had occurred on January 1, 1998.

Products and Services

  We provide integrated solutions to our consumers' business-to-business marketing communications needs. Within each cluster, we provide a comprehensive set of industry-focused marketing communications products, services and support, which include trade shows, conferences, publications and marketing services, to facilitate our customers' business-to-business marketing and communications programs. Our trade shows, conferences, publications and marketing services position us to better serve our customers' business-to-business marketing communications needs and to capture a larger share of their marketing expenditures.

  Trade Shows and Conferences. Our trade shows and conferences are an essential part of our overall portfolio of products and services. In 1998, we held 107 events. Our trade shows typically include an extensive conference program, which provides a forum for the exchange and dissemination of information relevant to a particular event niche. Our conferences typically have one or more keynote speakers drawn from industry leaders.

  The sales cycle for a future trade show typically begins shortly before the current show, with pricing information, preliminary floor plans and exhibitor promotion for the future show mailed in advance of the current show so that selling for the future show can begin at the current show. Typically, this "upfront" selling includes floor space reservations with exhibitors executing a contract and making deposits for the future show. At many of our trade shows, a commitment for a large portion of exhibit space for the next event is reserved by the end of the current event. For example, at each of the MAGIC, Dealernews and Call Center trade shows, over 70% of the exhibit space for the future show is reserved by the end of the current show, and a portion of the fees is collected shortly thereafter. The sales cycle continues with selling to new exhibitors and collecting the balance of payments due. In general, we require exhibitor payments in full prior to a trade show as a condition to participation.

  In addition to the sale of exhibit space, we market to exhibitors a wide range of promotional opportunities to raise their visibility at an event. These opportunities include directory and preview advertising, banners, sponsorships of various functions and a wide variety of other products or services. We also produce related conferences and workshops, which play a crucial strategic role in trade show development. Conferences, workshops and other ancillary forums all stimulate interest in the industry and drive attendance at the trade show. While show attendance is typically free for qualified attendees, participation in conferences at these shows can be a significant revenue source.

  Event promotion is undertaken through direct mail, using both in-house, exhibitor-provided and rented lists of pre-qualified industry participants. In those industry sectors for which we also have complementary publications, our publications play a key role in event promotion by providing lists from circulation files and editorial coverage for the upcoming show. Other industry magazines may also be involved, as the goal of any event is to represent the entire industry or market. The "show issue" of an industry magazine for a related event is often the biggest issue of the year, as the advertisers want to reinforce their show presence.

  In operating trade shows and conferences, we function in a capacity similar to a general contractor. Through our central trade show and conference operations, we select and manage venues, hotels, and vendors for decorating, registration, travel and housing, audio-visual services and other services. In many cases, venue and hotel reservations are made several years in advance, particularly for primary markets such as New York, Chicago, Las Vegas, Los Angeles and San Francisco. While the production of a show may involve hundreds of workers, most workers are employees of our subcontractor vendors. We employ very few of the workers on-site.

  Publications. Our publications generally are controlled circulation, business-to-business trade magazines which are distributed free-of-charge to qualified recipients. We build readership and maintain the quality and quantity of our circulation based on delivering high quality, professional coverage of relevant industry information. Because we offer our advertisers access to a highly-targeted, industry-specific subscriber base with potential buying influence, our advertisers place their ads in our publications to reach their customers. Most of our magazines are published monthly, while certain titles publish weekly or semi-monthly.

  Recipients of our publications are targeted through market research designed to determine the market coverage and purchasing authority desired by prospective advertisers. Based on existing and acquired mail lists, the targeted recipient is then solicited through promotions offering free subscriptions to the relevant publications. High-quality circulation is achieved when a high percentage of the circulation list is recently qualified (within one or two years) and the publication is delivered at the direct request of the recipient. Recipients are qualified and requalified on a regular basis through direct mail, qualification cards included in the publication and, increasingly, the Internet. We attract recipients and improve the effectiveness of our advertising by maintaining and continuously improving the quality of the editorial content of our publications.

  Our advertising sales and editorial functions are dispersed throughout North America, Asia, Europe and Brazil. Advertising sales are predominantly conducted by our dedicated sales force. Editorial content for our publications is primarily staff-written, with some editorial contribution by freelance writers and industry or professional participants in selected markets.

  Our advertising materials and editorial content are integrated in our Duluth, Minnesota and Chester, England production facilities, where layout, ad insertion and output to film is completed. All printing is outsourced to vendors in various regions, but printing contracts are negotiated and managed centrally. We purchase paper centrally through a relationship with one of the industry's largest paper brokers. Paper is shipped directly from the mills to the printers at our request. We maintain our own central U.S. fulfillment operations in Duluth to generate mailing labels and mailing instructions for the printers. Our production workforce is highly experienced and is based in relatively low-cost locations in Duluth and Chester.

  Marketing services. As a value-added supplement to our trade shows, conferences and publications, we offer our customers a variety of marketing services to support their business-to-business marketing communications programs. We believe that our marketing services highlight our commitment to be a "one-stop" provider of business-to-business marketing communications solutions. Within each cluster, we provide classified advertising, direct mail services, reprints, database marketing, directories, guides and reference books. Our marketing services support our efforts to cross-sell events and publications and customize our integrated products and services to capture a larger share of our customers' marketing budgets. Our marketing services business reuses our existing data content and utilizes a centralized telephone sales approach.

  Internet. In addition to our trade shows, conferences, publications and marketing services, we are increasingly using the World Wide Web to deliver our integrated business-to-business marketing communications solutions to our customers. We operate a centralized web site that serves as a portal to our event- and publication-related web sites. We also believe that the Internet can be utilized on a customized basis to serve our customers' business-to-business marketing communication needs more efficiently and effectively by offering information 24 hours a day, seven days a week. For example, we are completing development on a web site, Travel Agent University, to serve as an on-line information and education resource for travel agents.

  The following table summarizes our events, publications, marketing services and Internet services offered in 1998:

                             [CHART APPEARS HERE]

                   RETAIL, HOSPITALITY AND    HEALTHCARE, SCIENCE AND   INFORMATION TECHNOLOGY      MANUFACTURING AND
                          FASHION                 PHARMACEUTICALS         AND COMMUNICATIONS           PROCESSING
                   ------------------------   -----------------------   -----------------------  ------------------------
Events             34 Trade Shows             6 Trade Shows             23 Trade Shows           13 Trade Shows
                   4 Conferences              9 Conferences             12 Conferences            1 Conference
                     (e.g., MAGIC, Artexpo      (e.g. WORLDPHARM,          (e.g. ICCM, Texepo       (e.g., SCANTECH,
                     New York, IBS New York)    Abilities Expo             and iEC)                 Plastic Fairs, Sensors)
                   ------------------------   -----------------------   -----------------------  -------------------------
Publications       15 Magazines               23 Magazines              16 Magazines             10 Magazines
                   13 Directories and Other    3 Directories and Other   4 Directories and Other  8 Directories and Other
                      Publications               Publications              Publications             Publications
                      (e.g., Travel Agent,       (e.g., Pharmaceutical     (e.g., CADALYST,         (e.g., Automatic ID
                      Video Store, Hotel         Technology, LCwGC,        America's Network)       News, Medical Device
                      and Motel Management)      Geriatrics)                                        Technology)
                   ------------------------   -----------------------   -----------------------  -------------------------
                              |                          |                        |                        |
                   -------------------------------------------------------------------------------------------------------
Marketing Services          Classified Advertising, Direct Mail Services, Reprints, Database Marketing, Directories
                                                          Guides and Reference Books
                   -------------------------------------------------------------------------------------------------------
                              |                          |                        |                        |
                   -------------------------------------------------------------------------------------------------------
Internet                                                       101 Web Sites
                                           Advertising Sales, Subscriptions and Event Registration
                   -------------------------------------------------------------------------------------------------------

  In addition to the four clusters above, we have grouped the industry sectors in which we provide products and services but do not have a significant industry presence into a Market Development cluster. In this cluster, in 1998, we produced five trade shows, seven magazines and 11 directories and other publications, provided marketing services and operated four web sites (which are included in the number above).

Our Markets

  Our comprehensive business-to-business marketing communications solutions for our four industry-related clusters--Retail, Hospitality & Fashion; Healthcare, Science & Pharmaceuticals; Information Technology &
Communications; and Manufacturing & Processing--and our Market Development cluster are set forth below.

 Retail, Hospitality & Fashion

  Our Retail, Hospitality & Fashion cluster serves the fashion, art, beauty, travel and hospitality, entertainment and marketing, and motor vehicle industry sectors. In 1998, we delivered our business-to-business marketing communications solutions to our customers in these industry sectors through 34 trade shows, four conferences, 15 magazines, 13 directories and other publications, 46 marketing services products and 25 related web sites. Our leading trade shows and publications include:

  . MAGIC (a trade show for the men's apparel industry), WWDMAGIC (a trade show for the women's apparel industry) and MAGICKids (a trade show for the children's apparel industry);

  . Artexpo New York (a mid-market art show in the United States);

  . IBS New York (a trade show and educational event on the East Coast for the beauty salon market) and American Salon (a publication for the professional beauty and hair care industry);

  . Travel Agent (a leading trade periodical for the travel industry) and Hotel & Motel MANAGEMENT (a publication for the hospitality management market);

  . Licensing International (a trade show for the merchandise licensing industry); and

  . Dealernews International Powersports Dealer Expo (a aftermarket accessories trade shows in the United States targeted at motorcycle dealers) and Dealernews (a magazine targeted at retailers in the powersports market--motorcycles, snowmobiles and personal watercraft).

 Healthcare, Science & Pharmaceuticals

  Our Healthcare, Science & Pharmaceuticals cluster serves the healthcare, science and pharmaceuticals industry sectors. In 1998, we delivered our business-to-business marketing communications solutions to our customers in these industry sectors through six trade shows, nine conferences, 23 magazines, three directories and other publications, 58 marketing services products and 22 related web sites. We serve the healthcare sector in areas such as geriatrics, dermatology, ophthalmology and veterinary medicine, the science sector in areas such as spectroscopy and liquid and gas chromatography and the pharmaceutical sector in areas such as research and development, manufacturing, packaging and marketing. Our leading trade shows, conferences and publications include:

  . Abilities Expo (a consumer-oriented trade show targeting individuals with disabilities);

  . Geriatrics (a magazine for the geriatrics segment of the primary care market), Formulary (a magazine for the drug selection market) and dvm THE NEWSMAGAZINE OF VETERINARY MEDICINE (a magazine for veterinarians); and

  . Pharmaceutical Technology (a publication targeted at pharmaceutical scientists, engineers and operation managers) and PHARMACEUTICAL EXECUTIVE (a magazine for pharmaceutical company product managers and marketing professionals).

 Information Technology & Communications

  Our Information Technology & Communications cluster serves the information technology, telecommunications and call center and computer telephony industry sectors. In 1998, we operated in these industry sectors through 23 trade shows, 12 conferences, 16 magazines, four directories and other publications, 31 marketing services products and 32 related web sites. In the information technology sector, we are a highly targeted niche exhibition organizer and publisher. The rapidly evolving, newly competitive telecommunications sector is one of our most important and fastest growing targeted markets. Through its global reach and rapid growth, our call center and computer telephony sector serves as a primary example of our successful market-focused expansion strategy. Our leading trade shows, conferences and publications include:

  . On Demand Digital Printing & Publishing Conference and Expo (a trade show and conference for the digital print and publishing market) and CADALYST (a publication targeted at end users, managers and executives in the computer-aided design and visualization market);

  . the TeleCon shows (trade shows in the United States and Europe for the video conferencing and long distance learning markets);

  . Incoming Call Center Management Conference & Exhibition (a U.S. trade show and conference for the call center market) and Call Center Conference & Exposition (a U.S. trade show and conference for the computer telephony market); and

  . iEC, Internet and Electronic Commerce Conference and Exposition (a U.S.
    trade show and conference serving the rapidly growing market for electronic commerce through the Internet, produced in partnership with The Gartner Group, Inc.).

 Manufacturing & Processing

  Our Manufacturing & Processing cluster serves certain niche market segments of the applications technology industry sector and the OEM and processing sector. In 1998, we delivered our business-to-business marketing communications solutions to our customers in these industries through 13 trade shows, one conference, ten magazines, eight directories and other publications, 28 marketing services products and 17 related web sites. In the application technology sector, we focus on the automatic data capture, identification and tracking systems (bar coding, magnetic stripe, smart cards, biometrics and the associated systems) market and geospacial market (global positioning systems and geographic information systems). For the OEM and processing sector, we offer exhibitions and conferences and publications focused on equipment, materials and intermediate products used in the manufacturing and processing of a wide range of products. Our leading trade shows, conferences and publications include:

  . SCANTECH and SCANTECH EXPO Europe (a U.S. and European trade show and conference, respectively, for the automatic data capture, identification and tracking systems market) and AUTOMATIC ID NEWS (a publication in the U.S. and Europe for the automatic data capture, identification and tracking systems market); and

  . Medical Device Technology Trade Show & Conference (a European trade show and conference for the medical device equipment market).

 Market Development

  We have grouped the balance of our products and services into a Market Development cluster to focus on growing these products and services through internal development or acquisitions. The Market Development cluster addresses large and attractive market sectors in which we provide products and services but do not have a significant presence. Our Market Development cluster serves the energy, landscape, pest control, paper and building industry sectors. In 1998, we delivered our business-to-business marketing communications solutions to our customers in these industry sectors through five trade shows, seven magazines, 11 directories and other publications, 27 marketing services products and four related web sites.

Competition

  The market for our products and services is intensely competitive. The competition is highly fragmented, both by product offering and geography. On a global level, larger international firms operate in many geographic markets and have broad product offerings in trade shows, conferences, publications and marketing services. In several industries such as information technology and healthcare, we compete with large firms with a single-industry focus. Many of these large international and single-industry firms are better capitalized than we are and have substantially greater financial and other resources than we have.

  Within each particular industry sector, we also compete with a large number of small to medium-sized firms. While most small to medium-sized firms operate in a single geographic market, in some cases, our competitors operate in several geographic markets. In the trade show and conference segment, we compete with trade associations and, in several international markets, with exposition hall owners and operators. Trade show and conference competition in each market and country occurs on many levels. The venues and dates of trade shows drive competition. Historically, successful shows have been held at desirable locations and on desirable dates. Given the availability of alternative venues and the ability to define events for particular market segments, the range of competition for exhibitor dollars, sponsorships, attendees and conferees is extensive. In the publications segment, we typically have between two and five direct competitors which target the same industry sector and many indirect competitors which define industry segments differently than we do and thus may be alternatives for either readers or advertisers.

Intellectual Property

  We have developed strong brand awareness for our principal products and services. Accordingly, we consider our trademarks, service marks, copyrights, trade secrets and similar intellectual property as important to our success, and we rely on trademark, servicemark, copyright and trade secret laws, as well as licensing and confidentiality agreements, to protect our intellectual property rights. We generally register our material trademarks and service marks in the United States and in certain other key countries in which these trademarks and service marks are used. Effective trademark, service mark and trade secret protection may not be available in every country in which our products and services are available.

Employees

  As of December 31, 1998, we had approximately 1,300 full-time equivalent employees. None of our U.S. employees is represented by a labor union. We consider our relationships with our employees to be good.

Item 2. Properties

  Our finance and administration, circulation, fulfillment, production and other necessary operational support facilities are located in Duluth (MN). We have executive marketing, sales and editorial offices in other cities in the United States, including Boston (MA), Chicago (IL), Cleveland (OH), Coral Gables (FL), Edison (NJ), Eugene (OR), Honolulu (HI), Los Angeles (CA), Marrietta (GA), Milford (CT), New York (NY), Orlando (FL), Santa Ana (CA), Sherman Oaks (CA), Washington (DC), Waterloo (IA) and Woodland Hills (CA). In addition, we have offices in Sao Paulo and Rio de Janiero, Brazil; Toronto, Canada; Hong Kong, China; Paris, France; Mexico City, Mexico; and Chester and London, United Kingdom.

  We generally lease our offices from third parties. In addition, we own our operations offices in Duluth and Cleveland. We believe that our properties are in good operating condition and that suitable additional or alternative space will be available on commercially reasonable terms for future expansion.

Item 3. Legal Proceedings

  We are not a party to any legal proceedings other than ordinary course, routine litigation which is not material to our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted for a vote of the security holders of Advanstar during the quarter ended December 31, 1998.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Advanstar has not registered any class of its common equity under the Securities Exchange Act of 1934, as amended. There is no established public trading market for any class of Advanstar's common equity. As of March 31, 1999, there was one holder of Advanstar's common stock. Advanstar has never declared or paid cash dividends to the holder of its common stock. Therefore, except as set forth below, the information required by this Item 5 is not applicable.

 Recent Sales of Unregistered Securities.

  In 1998, Advanstar issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

  On April 27, 1998, in 1998 Advanstar issued 5,833,333 shares of its common stock, par value $.01 per share, to AHI Advanstar LLC for a total consideration of $70,000,000.

  In addition, in 1998, Advanstar issued options to purchase an aggregate of 360,162 shares of the Company's common stock under the 1996 Stock Option Plan at a weighted average exercise price of approximately $12.83 (calculated as of December 31, 1998). No shares have been issued by the Company pursuant to the exercise of previously granted stock options.

  No underwriters were involved in the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder, or, in the case of options to purchase common stock, Rule 701 of the Securities Act. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

Item 6. Selected Financial Data

  The selected historical consolidated statement of operations and other financial data for the years ended December 31, 1994 and 1995 and the five months ended May 31, 1996 are derived from the audited consolidated financial statements of the Predecessor for such periods. The consolidated statement of operations and other financial data of Advanstar for the seven months ended December 31, 1996 and the years ended December 31, 1997 and 1998 are derived from the audited consolidated financial statements of Advanstar included elsewhere herein. The statement of operations and other financial data for the combined year ended December 31, 1996 have been derived from the audited consolidated financial statements of the Predecessor and Advanstar and are unaudited and are not necessarily indicative of the results that can be expected for future periods or the entire year. The information presented below should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and the other financial information appearing elsewhere herein.

                                          Advanstar                             Predecessor
                         --------------------------------------------- ------------------------------
                                                                                      Year ended
                            Year ended December 31,       Seven months Five months   December 31,
                         --------------------------------    ended        ended    ------------------
                                               Combined   December 31,   May 31,
                           1998       1997      1996(1)       1996        1996       1995      1994
                         ---------  --------  ----------- ------------ ----------- --------  --------
                                              (unaudited)
                            (in thousands, except per share data)             (in thousands)
Statement of Operations
 Data:
Net revenue............. $ 259,825  $187,656   $151,006     $ 82,720     $68,286   $145,300  $141,721
Operating expenses:
 Cost of production,
  selling and other
  direct................   169,035   126,339     97,395       53,560      43,835     96,942   107,906
 General and
  administrative........    36,065    30,478     28,782       17,328      11,454     27,152    27,511
 Non-cash stock option
  compensation..........     3,397       --         --           --
 Amortization(2)........    48,752    24,326     14,759       13,171       1,588      4,801    42,808
                         ---------  --------   --------     --------     -------   --------  --------
Operating income
 (loss).................     2,576     6,513     10,070       (1,339)     11,409     16,405   (36,504)
 Interest expense, net..   (27,862)  (15,117)   (14,474)      (7,511)     (6,963)   (19,613)  (18,034)
 Other income (expense),
  net...................    (1,886)      292       (465)        (488)         23      2,230    (4,363)
 Provision for income
  taxes.................     1,264       583      1,089        1,076          13         16        21
                         ---------  --------   --------     --------     -------   --------  --------
Net income (loss)....... $ (28,436) $ (8,895)  $ (5,958)    $(10,414)    $ 4,456   $   (994) $(58,922)
                         =========  ========   ========     ========     =======   ========  ========
Net loss per share,
 basic and diluted...... $   (1.92) $  (0.82)  $  (0.61)
Weighted average shares
 outstanding, basic and
 diluted................    14,826    10,884      9,700
Other Financial Data:
EBITDA(3)............... $  53,828  $ 34,039   $ 28,209     $ 13,781     $14,428   $ 24,611  $  9,573
EBITDA margin(3)........      20.7%     18.1%      18.7%        16.7%       21.1%      16.9%      6.7%
Non-cash stock option
 compensation........... $   3,397  $    --    $    --      $    --
Cash flows provided by
 (used in):
 Operating activities...    32,653    12,592     11,605       12,616     $(1,011)  $  3,907  $  1,350
 Investing activities...  (358,261)  (33,323)   (19,198)     (18,924)       (274)     4,432    (2,694)
 Financing activities...   332,600    25,224      8,171        5,944       2,227    (14,658)    4,949
Depreciation............     3,071     3,200      3,380        1,949       1,431      3,405     3,269
Amortization(2).........    48,752    24,326     14,759       13,171       1,588      4,801    42,808
Capital expenditures....     4,154     2,260      1,145          780         365      1,451     2,530
Balance Sheet Data (at
 end of period):
Total assets............ $ 660,226  $298,497   $277,173                            $ 79,098  $ 95,593
Long-term debt,
 including current
 maturities.............   426,868   164,223    151,000                             173,058   185,099

--------
(1) Combines the five months ended May 31, 1996 of the Predecessor with the seven months ended December 31, 1996 of Advanstar. On May 31, 1996, the HFCP III Acquisition was consummated. Accordingly, certain information provided herein for the Predecessor is not comparable to the statement of operations and other financial data of Advanstar due to the effects of certain purchase accounting adjustments and the financing of the HFCP III Acquisition. The statement of operations and other financial data for the Predecessor for the five months ended May 31, 1996 have been combined for presentation purposes with the statement of operations and other financial data of Advanstar for the seven months ended December 31, 1996, without giving effect to purchase accounting or the impact of the financing of the HFCP III Acquisition and is not in accordance with GAAP.
(2) Amortized assets include identifiable intangibles such as advertiser, exhibitor and circulation lists, assembled work force and other intangibles as well as goodwill. Amortization for 1994 reflects the amortization of reorganization value in excess of identifiable assets as required as a result of the Predecessor's emergence on January 23, 1992 from its prepackaged Chapter 11 filing. The Predecessor recorded $94.4 million of reorganization value in excess of identifiable tangible and intangible assets and amortized it over three years. Amortization increased for the seven months ended December 31, 1996 and the years ended December 31, 1997 and 1998 as a result of the HFCP III Acquisition completed in May 1996. Purchase price in excess of fair market value of tangible and intangible assets acquired is allocated to goodwill. Intangibles are being amortized over lives ranging from one to 23 years.
(3) "EBITDA" is defined as operating income plus amortization and depreciation. EBITDA does not represent, and should not be considered, an alternative to net income or cash flow from operations as determined in accordance with GAAP, and our calculation thereof may not be comparable to that reported by other companies. We believe that EBITDA provides useful information regarding our ability to serve and/or incur indebtedness and is used by many other companies. Our lenders have indicated that the amount of indebtedness we will be permitted to incur will be based, in part, on the Company's EBITDA. EBITDA does not take into account our working capital requirements, debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. Set forth below is a reconciliation of Advanstar's operating income, as reported, to EBITDA for the periods indicated:

                                           Advanstar                          Predecessor
                            ----------------------------------------- ----------------------------
                                                                                     Year ended
                              Year ended December 31,    Seven months Five months   December 31,
                            ----------------------------    ended        ended    ----------------
                                              Combined   December 31,   May 31,
                             1998     1997     1996(1)       1996        1996      1995     1994
                            -------  ------- ----------- ------------ ----------- ------- --------
                                             (unaudited)
                                         (in thousands)                      (in thousands)
   Operating income
    (loss)................. $ 2,576  $ 6,513   $10,070     $(1,339)     $11,409   $16,405 $(36,504)
   Depreciation and
    amortization...........  51,823   27,526    18,139      15,120        3,019     8,206   46,077
   Minority interest.......    (571)
   EBITDA.................. $53,828  $34,039   $28,209     $13,781      $14,428   $24,611 $  9,573

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  This discussion and analysis of Advanstar's financial condition and results of operations should be read in conjunction with the Combined and Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report.

  The 1996 combined financial data were accumulated from the historical financial statements of the Predecessor for the period from January 1, 1996 to May 31, 1996 and of Advanstar for the period from June 1, 1996 to December 31, 1996. See Part II, Item 6, "Selected Financial Data--note 1." The combined financial data is presented for comparative purposes only, is not in accordance with GAAP and does not purport to reflect the operating results of Advanstar as if Advanstar had been controlled by HFCP III for the full year.

  Advanstar reports its business in three segments: trade shows and conferences, which consists primarily of the management of expositions and seminars held in convention and conference centers; publications, which consists primarily of the creation and distribution of controlled circulation trade, business and professional magazines; and marketing services, which consists primarily of sales of a variety of direct mail and database products, magazine editorial reprints, and directory and classified advertising.

Sources of Revenue

  Trade shows and conferences. The trade shows and conferences segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at its events. Events are generally held on an annual basis in major metropolitan or convention areas such as New York City or Las Vegas. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as a year in advance. For example, over 70% of exhibit space at our MAGIC, Dealernews and Call Center shows is reserved prior to the end of the preceding show. The sale of exhibit space is affected by the on-going quality and quantity of attendance, venue selection and availability, industry life cycle and general market conditions. Revenue and related direct event expenses are recognized in the month in which the event is held. Cash is collected in advance of an event and is recorded on our balance sheet as deferred revenue.

  Publications. The publications segment derives revenue principally from the sale of advertising in its business-to-business magazines. Most publications are produced monthly with advertising sold both on an annual schedule and single insertion basis. The sale of advertising is affected by new product releases, circulation, readership studies and general market conditions. Advertising revenue is recognized on the publication issue date, and subscription revenue, if any, is recognized over the subscription period, typically one year.

  Marketing services. The marketing services segment derives its revenue from the sale of value-added marketing products such as classified advertising, direct mail services, reprints, database marketing, directories, guides and reference books. These products complement and, in many cases, utilize the content or databases generated by our trade shows, conferences and publications. The sale of these products is affected by the success of the event or publication from which these products are derived, the quality of the sales team and general market conditions. Revenue is generally recognized when the applicable product is shipped.

Components of Expenses

  Trade shows and conferences. Costs incurred by the trade shows and conferences segment include facility rent, outsourced services such as registration, security and decorator, and attendee and exhibitor promotion. Exhibitors contract directly with third parties for on-site services such as electrical, booth set-up and drayage. Staff salaries and related payroll expenses are treated as monthly period expenses. All other direct costs are expensed in the month the event occurs. General and administrative costs are not allocated to the segments.

  Publications. Costs incurred by the publications segment include printing, paper and postage; selling and promotion; editorial and prepress; and circulation acquisition and fulfillment. Additionally, publisher and sales staff costs, and production, editorial and circulation staff costs, with related payroll taxes and benefits, are charged to the publications. We outsource the actual printing of our publications. General and administrative costs are not allocated to the segments.

  Marketing services. Costs of the marketing services segment include printing and distribution costs, database administration fees and staff salaries and related payroll taxes and benefits. General and administrative costs are not allocated to the segments.

Selected Financial Data

                                                   Year ended December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                        (in thousands)
Net revenue
  Trade shows and conferences.................... $113,066  $ 61,608  $ 36,418
  Publications...................................  130,442   111,611   101,774
  Marketing services and other...................   16,317    14,437    12,814
                                                  --------  --------  --------
    Total net revenues...........................  259,825   187,656   151,006
Production, selling and other direct expenses
  Trade shows and conferences....................   68,538    41,809    21,932
  Publications...................................   92,727    77,810    69,362
  Marketing services and other...................    7,770     6,720     6,101
                                                  --------  --------  --------
    Total production, selling and other direct
     expenses....................................  169,035   126,339    97,395
General and administrative expenses..............   36,065    30,478    28,782
Non-cash stock option compensation...............    3,397       --        --
Amortization.....................................   48,752    24,326    14,759
                                                  --------  --------  --------
    Operating income.............................    2,576     6,513    10,070
Other income (expense):
  Interest expense (net).........................  (27,862)  (15,117)  (14,474)
  Other income (expense).........................   (1,886)      292      (465)
Provision for income taxes.......................    1,264       583     1,089
                                                  --------  --------  --------
Net income (loss)................................ $(28,436) $ (8,895) $ (5,958)
                                                  ========  ========  ========
EBITDA(1)........................................ $ 53,828  $ 34,039  $ 28,209

--------
(1) "EBITDA" is defined as operating income plus amortization and depreciation. For 1998, operating income was adjusted by $0.6 million related to minority interest to calculate EBITDA. There was no minority interest in 1996 and 1997. EBITDA does not represent, and should not be considered, an alternative to net income or cash flow from operations as determined in accordance with GAAP, and our calculation thereof may not be comparable to that reported by other companies. We believe that EBITDA provides useful information regarding our ability to service and/or incur indebtedness and is used by many other companies. Our lenders have indicated that the amount of indebtedness we will be permitted to incur will be based, in part, on our EBITDA. EBITDA does not take into account our working capital requirements, debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses.

1998 Compared to 1997

 Revenue

  Revenue increased $72.1 million or 38.5% from $187.7 million in 1997 to $259.8 million in 1998.

  Revenue from trade shows and conferences increased $51.5 million or 83.5% from $61.6 million to $113.1 million in 1998. The increase in revenue was attributable to trade shows and conferences acquired in 1998, new launches such as Healthcare Information Technology, WORLDPHARM and Call Centre Solutions and the growth of our existing product portfolio (including revenue generated by our plastics events which were not held in 1997), offset by the discontinuation in 1998 of certain trade shows and conferences held in 1997. In 1998 Advanstar acquired MAGIC, TeleCon, Telexpo, SCANTECH and eight other trade shows and conferences.

  Revenue from publications increased $18.8 million or 16.9% from $111.6 million to $130.4 million in 1998. The increase in revenue was attributable primarily to acquisitions in 1998 and a modest increase in 1998 of advertising pages and advertising revenue per page, partially offset by the sale or discontinuation in 1998 of certain magazines published in 1997. In 1998, Advanstar acquired Travel Agent and six other trade publications, including TeleProfessional and Post. Advanstar also launched several other publications in 1998, which increased revenue.

  Revenue from marketing services increased $1.9 million or 13.0% from $14.4 million to $16.3 million in 1998. Growth in revenue from list rentals, classified advertising and reprints was primarily responsible for the increase.

 Production, selling and other direct expenses

  Production, selling and other direct expenses increased $42.7 million or 33.8% from $126.3 million in 1997 to $169.0 million in 1998.

  Trade shows and conferences production, selling and other direct expenses increased $26.7 million or 63.9% from $41.8 million to $68.5 million in 1998. This increase was primarily due to increases in operation, promotion and management costs associated with acquisitions completed in 1998 as well as costs attributable to new launches and growth of existing events.

  Publications production, selling and other direct expenses increased $14.9 million or 19.2% from $77.8 million to $92.7 million in 1998. Direct costs related to acquisitions of publications in 1998 were primarily responsible for the increase.

  Marketing services production, selling and other direct expenses increased $1.1 million or 15.6% from $6.7 million to $7.8 million in 1998. This increase was primarily due to increased selling expenses incurred as a result of Advanstar's effort to market these products as well as increased costs of production due to the growth in those respective product lines.

 General and administrative expenses

  General and administrative expenses increased $9.0 million or 29.5% from $30.5 million to $39.5 million in 1998. This increase was primarily attributable to overheads acquired with acquisitions made in 1998 and a $3.4 million non-cash charge related to Advanstar's stock option plan. Advanstar also incurred incremental expenses relating to the establishment of Advanstar's Latin American operations and to the expansion of infrastructure to support the new industry-focused organization.

 Amortization

  Amortization expense increased $24.5 million from $24.3 million to $48.8 million in 1998 primarily due to increased amortization of intangible assets related to the acquisitions completed in 1998 and a $12.7 million write-off of impaired intangible assets related to three discontinued trade shows and two discontinued publications as well as the replacement of certain software system applications.

 Operating income

  Operating income decreased $3.9 million or 60.4% from $6.5 million to $2.6 million in 1998 due primarily to increased amortization and the incurrence of a $3.4 million charge for non-cash, stock option-related compensation expense, partially offset by improved operating performance.

 Interest expense

  Net interest expense increased $12.8 million or 84.3% from $15.1 million to $27.9 million in 1998, due to the incurrence of additional indebtedness necessary to fund acquisitions made in 1998. In April 1998, Advanstar issued the Notes (as defined below) in the amount of $150.0 million at a fixed rate of 9.25% to fund a portion of the MAGIC Acquisition. Interest on the Notes is payable semi-annually with the first payment made on November 1, 1998.

 Net loss

  Net loss increased $19.5 million from $8.9 million to $28.4 million in 1998. In addition to the changes described above, the increase was due to the write-off of $4.1 million of certain unamortized intangibles relating to the refinancing of Advanstar's credit facilities as part of the MAGIC Acquisition, partially offset by a gain on the disposition of certain publishing assets of $2.2 million.

 EBITDA

  EBITDA increased $19.8 million or 58.1% from $34.0 million to $53.8 million in 1998. The increase was due primarily to the increase in revenue and resulting increase in operating performance as described above.

1997 Compared to Combined 1996

 Revenue

  Revenue increased $36.7 million or 24.3% from $151.0 million in 1996 to $187.7 million in 1997.

  Revenue from trade shows and conferences increased $25.2 million or 69.2% from $36.4 million to $61.6 million in 1997. The increase in revenue was primarily attributable to acquisitions as well as growth in our existing business and specifically in U.S. and European call center trade shows and conferences, partially offset by the absence of three events for the plastics industry in 1997. In 1997, Advanstar acquired the Expocon trade shows and the Hair Color conference.

  Revenue from publications increased $9.8 million or 9.7% from $101.8 million to $111.6 million in 1997. The increase in revenue resulted from the Premier Hotels & Resorts and TelePress acquisitions completed during 1997 and the improved operating performance of Telecom Asia and other telecommunications and information technology publications. These increases were partially offset by the discontinuance of a small publication in late 1996.

  Revenue from marketing services increased in $1.6 million or 12.7% from $12.8 million to $14.4 million in 1997. Growth in revenue from database product marketing and direct mail was primarily responsible for the increase.

 Production, selling and other direct expenses

  Production, selling and other direct expenses increased $28.9 million or 29.7% from $97.4 million in 1996 to $126.3 million in 1997.

  Trade shows and conferences production, selling and other direct expenses increased $19.9 million or 90.6% from $21.9 million to $41.8 million in 1997. This increase was primarily due to operation, promotion and management costs associated with the 1997 acquisitions and increases in direct costs due to growth in the size and revenue of existing trade shows and conferences.

  Publications production, selling and other direct expenses increased $8.4 million or 12.2% from $69.4 million to $77.8 million in 1997. This increase is primarily a result of increased expenses relating to the operations of businesses acquired during late 1996 and 1997, and to a lesser extent, increased investment in circulation, sales staffing and promotion and marketing.

  Marketing services production, selling and other direct expenses increased $0.6 million or 10.1% from $6.1 million to $6.7 million in 1997. This increase was primarily due to increased selling expenses incurred as a result of the Company's effort to market these products.

 General and administrative expenses

  General and administrative expenses increased $1.7 million or 5.9% from $28.8 million to $30.5 million in 1997. Most of this increase was due to incremental general and administrative expenses relating to the operations of acquired businesses and related expansion of infrastructure, primarily in Brazil and Hong Kong.

 Amortization

  Amortization expense increased $9.5 million or 64.8% from $14.8 million to $24.3 million in 1997 primarily due to increased amortization of intangible assets related to the acquisitions made in 1997.

 Operating income

  Operating income decreased $3.6 million or 35.3% from $10.1 million to $6.5 million in 1997 primarily due to the $6.8 million increase in non-cash amortization resulting from the HFCP III Acquisition. Operating income before amortization increased $6.0 million or 24.2% from $24.8 million to $30.8 million in 1997 due to the revenue and operating performance improvements discussed above.

 Interest expense

  Net interest expense increased $0.6 million or 4.4% from $14.5 million to $15.1 million in 1997 due to the incurrence of additional indebtedness necessary to partially fund acquisitions completed in late 1996 and early 1997.

 Net loss

  Net loss increased $2.9 million or 49.3% from $6.0 million to $8.9 million in 1997 primarily due to increased amortization resulting from the HFCP III Acquisition, partially offset by improvements in operating income before amortization.

 EBITDA

  EBITDA increased $5.8 million or 20.7% from $28.2 million to $34.0 million in 1997. This increase was primarily due to a $6.0 million increase in operating income before amortization, partially offset by a decrease of $0.2 million in depreciation.

Liquidity and Capital Resources

  Historically, our financing requirements have been funded through cash generated by operating activities, the sale of additional shares of common stock to existing stockholders, revolving and term loan borrowings under revolving credit facilities and, in 1998, term loan borrowings and the issuance of $150.0 million of the Notes.

  Cash flows from operating activities. Net cash provided by operations increased $20.1 million or 159.3% from $12.6 million to $32.7 million in 1998. The increase was due to an increase in net loss of $19.5 million as a result of higher interest expenses associated with financing the MAGIC Acquisition, adjusted for the gain on sale of assets of $2.2 million, the increase of $12.8 million of depreciation and amortization, a non-cash charge of $11.5 million related to impaired assets and a decrease in working capital items of $9.7 million relating primarily to higher deferred revenue balances from MAGIC and other acquisitions. Additionally, in 1998, a non-cash charge of $3.4 million was taken as compensation expense to reflect the value of certain stock options held by senior management.

  Cash flows from investing activities. Net cash used in investing activities increased $325.0 million from $33.3 million to $358.3 million in 1998. The increase is primarily due to cash used for the Acquisitions in 1998, net of acquired working capital, offset by proceeds of $4.3 million from the sale of certain publishing properties in 1998, and an increase of $1.9 million in capital expenditures.

  Cash flows from financing activities. Net cash provided by financing activities increased $307.4 million from $25.2 million to $332.6 million in 1998. The increase is due primarily to the refinancing of Advanstar's credit facility in April 1998 and August 1998 (consisting of $250.0 million of senior term loans and a $60.0 million revolving credit facility replacing outstanding senior term and revolver loans of $187.0 million), issuance of $150.0 million of the Notes, and the sale of additional shares of common stock for $71.0 million to existing stockholders to finance the Acquisitions in 1998.

  Capital expenditures. Capital expenditures increased $1.9 million from $2.3 million to $4.2 million in 1998. The increase was due primarily to upgrades and expansion of certain of Advanstar's computer networks and servers as well as expenditures for additional exposition wall and lighting systems. Annual capital expenditures have historically included approximately $1.5 million for routine replacement or maintenance level requirements primarily for expenditures related to the Company's desktop computers and management information systems. Capital expenditures have been financed by Advanstar's cash flows from operations. Management believes that Advanstar's operating cash flows will be sufficient to fund anticipated levels of capital expenditures.

  Management expects Advanstar's primary source of liquidity will be cash flow from operations. Advanstar also has a $60.0 million revolving credit line under its credit facility available for funding capital expenditures, working capital needs, acquisitions or for other general corporate purposes. As of December 31, 1998, Advanstar had $30.4 million of availability under the revolving credit line. Advanstar generally operates with negative working capital, excluding cash and current maturities of long-term debt, due to the impact of deferred revenue from trade shows, which is billed and collected as deposits up to one year in advance of the respective trade show. Consequently, our existing operations are expected to maintain very low or negative working capital balances, excluding cash and current maturities of long-term debt.

  Interest payments on the Notes and interest and principal payments under Advanstar's credit facility will represent significant liquidity requirements for Advanstar. The senior term debt under the credit facility consists of two tranches, (i) $100.0 million of tranche A term loans amortizing over 5.5 years and maturing October 31, 2003 and (ii) $150.0 million of tranche B term loans with modest amortization over the initial 5.5 years of its term maturing with balloon payments in 2004 and 2005. The $60.0 million revolving credit facility matures on October 31, 2003. The interest rates under our revolving credit facility fluctuate and significant increases in LIBOR could adversely impact Advanstar's liquidity. To mitigate such risk, Advanstar has capped its interest rate exposure by fixing interest rates on approximately $225.0 million of its total long-term debt by the issuance of the Notes and the purchase of interest rate cap agreements setting caps ranging from 8.0% to 8.5%.

  Management believes that cash flow from operations and borrowings under the revolving credit facility will provide adequate funds for its working capital needs, planned capital expenditures, debt service obligations (including the Notes) and other needs. Management believes such liquidity also will enable Advanstar to make selective acquisitions to the extent of available free cash flow and remaining availability under the revolving credit facility. There can be no assurance that Advanstar's business will generate sufficient revenue growth, or that future borrowings will be available to enable Advanstar to service its indebtedness and, or to fund its other liquidity needs. See this item, "--Factors That May Affect Future Results."

 Year 2000

  Advanstar has conducted a review of its computer systems and software infrastructure to identify risks related to processing Year 2000 information, and has begun implementing its plan to correct any failures to be Year 2000 compliant. Advanstar believes that the implementation will be completed by September 1999 and that the total cost to implement its plan should be no more than $4.0 million, of which approximately $0.8 million had been incurred as of December 31, 1998. Because most of these costs relate to the purchase of capital equipment, most of these costs will be capitalized. Management believes that, with modifications or upgrades to existing software, Year 2000 compliance will not pose significant operational issues. Advanstar is also conducting a review of its key vendors' and suppliers' Year 2000 compliance. Based on its review and assessment, management does not believe that any Year 2000 issues will have a material adverse effect on its business, financial condition or results of operations. If Advanstar is not able to resolve any unforeseen Year 2000 issues, there could be a delay in providing services to subscribers of the Company's publications, and certain trade show operations could be hindered. The outcome of Advanstar's Year 2000 readiness review is subject to a number of risks and uncertainties, some of which are beyond our control.

 Market Risk

  Advanstar is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Advanstar does not enter into derivatives or other financial instruments for trading or speculative purposes.

  Interest. Advanstar relies significantly on long-term variable and fixed-rate debt in its capital structure. Advanstar uses interest rate caps to manage a portion of the floating-rate balance of its interest sensitive liabilities. Advanstar's outstanding interest-sensitive financial instruments as of December 31, 1998, are reflected in note 4 of the notes to the Consolidated Financial Statements. In addition, Advanstar has $150.0 million, face value, of 9 1/4% Senior Subordinated Notes due 2008.

  At December 31, 1998, the carrying value of Advanstar's fixed-rate long-term debt approximated its fair value. Market risk related to Advanstar's fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical one-half percent decrease in interest rates, and amounts to approximately $4.9 million. Market risk related to Advanstar's variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from a hypothetical one-half percent increase in interest rates. If interest rates rise immediately by one-half percent, pre-tax earnings will decrease by $1.4 million in 1999.

  Currencies. Advanstar maintains assets and operations in Europe, South America and Asia. As a result, exposure to foreign currency gains and losses exists. The subsidiaries and affiliates of Advanstar also purchase and sell products and services in various currencies. As a result, Advanstar may be exposed to cost increases relative to the local currencies in the markets in which it sells. For 1998, a hypothetical 10% strengthening of the U.S. dollar relative to the currencies of foreign countries in which Advanstar operates was not material.

Factors That May Affect Future Results

  This Annual Report, other reports, and communications to securityholders, as well as oral statements made by the officers or agents of Advanstar may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements may related to, among other things, Advanstar's future revenues, operating income, EBITDA and the plans and objectives of management. All forward-looking statements included herein are made as of the date hereof, based on information available to Advanstar as of the date thereof, and Advanstar assumes no obligation to update any forward-looking statement. These forward-looking statements involve risks and uncertainties, and actual results could differ materially from those discussed in the forward-looking statements. Factors that may cause such variation are discussed below, as well as in Advanstar's Registration Statement on Form S-4 (File No. 333-57201) under the Securities Act of 1933, as amended, and Advanstar's other reports filed with the Securities and Exchange Commission.

 We have substantial indebtedness that could affect our operations and results.

  As of December 31, 1998, our outstanding indebtedness equaled approximately $426.9 million and represented approximately 76.0% of our total capitalization. Our leveraged financial position creates the risks that:

  . we will not obtain financing for acquisitions, capital expenditures, working capital or general corporate purposes when needed in the future;

  . we will divert funds otherwise available for operations or other purposes to pay our debt service obligations;

  . we will be more vulnerable to changing market conditions than many of our competitors that are less leveraged than we are; and

  . our debt service obligations will increase if interest rates increase because some of our indebtedness bears variable interest rates.

  In the past, we have paid our debt service obligations with cash flow from operations. In the future, we may not generate cash flow sufficient to pay our debt service obligations and pursue our present operating and growth strategies. Our financial and operating performance depends on the economy and other factors over which we have no control. If we cannot pay our debt service obligations, we will reconsider our present operating and growth strategies and may be required to sell material assets or operations to pay our obligations. In addition, we may sell shares of our capital stock to pay these obligations, and if we do, our stockholders may experience dilution.

 The terms of our indebtedness may restrict our ability to pursue our operating and growth strategies.

  The terms of our indebtedness impose operating restrictions on our ability to borrow, make investments, capital expenditures and distributions and pursue other corporate objectives. In addition, our credit facility requires us to satisfy specified financial covenants. Our ability to comply with such provisions depends in part on factors over which we have no control. These operating restrictions could adversely affect our ability to pursue our growth and expansion strategy. If we breach any of our financial covenants, our creditors could declare all amounts owed to them to be immediately due and payable. We may not have available funds sufficient to repay the amounts declared due and payable and may be required to sell assets to repay in full such amounts. Our credit facility is secured by substantially all of our assets. If we cannot repay all amounts that we have borrowed under our credit facility, our senior lenders could proceed against our assets.

 The Notes and the Guarantees are unsecured and subordinated.

  The Notes are unsecured. The payment of principal of and interest on, and any premium or other amounts owing in respect of, the Notes is subordinated to the prior payment in full of all of our existing and future senior indebtedness, including all amounts owing under the Amended Credit Facility which are secured by a lien on substantially all of the assets of Advanstar. The Notes rank pari passu with any future senior subordinated indebtedness of our wholly-owned subsidiary, Advanstar Communications Inc. ("Communications"), and senior to all subordinated obligations of Communications. Consequently, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceedings with respect to Communications or if an event of default occurs under the Amended Credit Facility, our assets will be available to pay obligations on the Notes only after senior indebtedness has been paid in full. We give no assurance that there will be sufficient assets, after payment in full of our senior indebtedness, to pay amounts due on all or any of the Notes.

  The Notes are guaranteed (the "Guarantees") by Advanstar, Inc. and certain of its indirect wholly-owned subsidiaries, Art Expositions International, Inc., Expocon Management Associates, Inc., MAGIC, Magic Kids, Inc. and Applied Business TeleCommunications (the "Subsidiary Guarantors" and together with Advanstar, the "Guarantors"). The Guarantees are unsecured, senior subordinated obligations of the Guarantors, subordinated in right of payment to all of the Guarantor's existing and future senior indebtedness including the guarantees of indebtedness under the Amended Credit Facility.

 The indebtedness evidenced by the Notes is subject to fraudulent conveyance review.

  The incurrence of indebtedness (such as the Notes) is subject to review under relevant federal and state fraudulent conveyance and similar statutes in a bankruptcy or reorganization case or a lawsuit by or on behalf of creditors of Advanstar. Under these statutes, a court could void or subordinate the obligations in question if that court determined that obligations were incurred with the intent of hindering, delaying or defrauding present or future creditors, that Advanstar received less than a reasonably equivalent value or fair consideration for those obligations and, at the time of the incurrence of the obligations the obligor either (1) was insolvent or rendered insolvent by reason thereof, (2) was engaged or was about to engage in a business or transaction for which its remaining unencumbered assets constituted unreasonably small capital or (3) intended to or believed that it would incur debts beyond its ability to pay such debts as they matured or became due. The measure of insolvency for purposes of a fraudulent conveyance claim varies depending upon the law of the jurisdiction being applied. Generally, however, a company would be considered insolvent at a particular time if the sum of its debts at that time is greater than the then fair saleable value of its assets or if the fair saleable value of its assets at that time is less than the amount that would be required to pay its probable liability on its existing debts as they become absolute and mature. Advanstar believes that it is (1) not insolvent, (2) in possession of sufficient capital to run its business effectively and (3) incurring debts within its ability to pay as the same mature or become due.

  In addition, the Guarantees by the Subsidiary Guarantors may be subject to review under relevant federal and state fraudulent conveyance and similar statutes in a bankruptcy or reorganization case or a lawsuit by or on behalf of creditors of any of the Subsidiary Guarantors. In such a case, the analysis set forth above would generally apply, except that the Guarantees by the Subsidiary Guarantors could also be subject to the claim that, since the Guarantees were incurred for the benefit of Advanstar (and only indirectly for the benefit of the Subsidiary Guarantors), the obligations of the Subsidiary Guarantors thereunder were incurred for less than reasonably equivalent value or fair consideration. A court could void any of the Subsidiary Guarantors' obligations under such Guarantees, subordinate the Guarantees by the Subsidiary Guarantors to other indebtedness of the Subsidiary Guarantors or take other action detrimental to the holders of the Notes.

 The Guarantees by the Subsidiary Guarantors may not be enforceable.

  We derive certain of our operating income from our direct and indirect subsidiaries. The holders of the Notes have no direct claim against such subsidiaries other than a claim created by one or more of the Guarantees by the Subsidiary Guarantors, which may be subject to legal challenge in a bankruptcy or reorganization case or a lawsuit by or on behalf of creditors of a Subsidiary Guarantor. If such a challenge were upheld, the Guarantees by the Subsidiary Guarantors would be invalid and unenforceable. To the extent that any Subsidiary Guarantee is not enforceable, the rights of the holders of the Notes to participate in any distribution of assets of any Subsidiary Guarantor upon liquidation, bankruptcy, reorganization or otherwise will, as is the case with other unsecured creditors of Advanstar, be subject to prior claims of creditors of that Subsidiary Guarantor. We rely in part upon distributions from our subsidiaries to generate the funds necessary to meet our obligations, including the payment of principal of and interest on the Notes. The Indenture contains covenants that restrict the ability of our indirect subsidiaries to enter into any agreement limiting distributions and transfers, including dividends. The ability of our indirect subsidiaries to make distributions may be restricted by among other things, applicable state corporate laws and other laws and regulations or by terms of agreements to which they are or may become a party. In addition, we make no assurance that such distributions will be adequate to fund the interest and principal payments on the Amended Credit Facility and the Notes when due.

 We have a history of net losses.

  We had net losses of approximately $8.9 million for the year ended December 31, 1997 and $28.4 million for the year ended December 31, 1998. We cannot assure you that we will report net income in the future.

 We depend on our customers' discretionary marketing and advertising budgets.

  For the year ended December 31, 1998, we derived approximately 45.5% of our total pro forma revenue from trade shows and conferences and approximately 46.5% of our total pro forma revenue from advertising sales. If a general economic downturn or a recession occurs in the United States, our customers may reduce their marketing and advertising budgets. Any material decrease in marketing budgets could reduce the demand for exhibition space, attendance at our trade shows and conferences or the demand for advertising space in our publications. As a result, our revenue and our cash flow from operations would decrease significantly. In addition, our integrated marketing strategy could be materially adversely affected.

 We depend on securing desirable dates and locations for our trade shows and conferences.

  The date and location of a trade show or a conference impact its profitability and prospects. The market for desirable dates and locations is highly competitive. If we cannot secure desirable dates and locations for our trade shows and conferences, their profitability and future prospects would suffer, and our financial condition and results of operations would be materially adversely affected. In general, we maintain multi-year reservations for our trade shows and conferences. Consistent with industry practice, we do not pay for these reservations, and these reservations are not binding on the facility owners until we execute a contract with the owner. We typically sign contracts that guarantee the right to certain venues or dates for only one year. Therefore, our multi-year reservations may not lead to binding contracts with facility owners. In addition, because trade shows and conferences are held on pre-scheduled dates at specific locations, the success of a particular trade show or conference depends upon events outside of our control, such as natural catastrophes, labor strikes and transportation shutdowns.

 A significant portion of our revenue and EBITDA is generated from the MAGIC trade shows.

  For the year ended December 31, 1998, the MAGIC trade shows would have represented 14.6% of our total pro forma revenue and 35.5% of our total pro forma EBITDA. We expect that the MAGIC trade shows will continue to represent a significant portion of our overall revenue and EBITDA in the future. Therefore, a significant decline in the performance of one or both of the MAGIC trade shows could have a material adverse effect on our financial condition and results of operations.

 Any significant increase in paper or postage costs would cause our expenses to increase significantly and materially adversely affect us.

  Because of our print products, direct mail solicitations and product distributions, we incur substantial costs for paper and postage. We do not use forward contracts to purchase paper, and therefore are not protected against fluctuations in paper prices. In general, we use the United States Postal Service to distribute our print products and mailings. United States Postal Service rates increase periodically. If we cannot pass increased paper and postage costs through to our customers, our financial condition and results of operations would be materially adversely affected.

 The market for our products and services is intensely competitive.

  The competition for our products and services is intense and highly fragmented, both by product offering and geography. See Part I, Item 1, "Business--Competition."

 We depend in part on new product introductions.

  Our future success will depend in part upon our ability to monitor rapidly changing market trends, to adapt our events and publications to meet the evolving needs of existing and emerging target audiences and to offer new events and publications that gain market acceptance by addressing the needs of specific audience groups within our target markets. The process of researching and developing, launching and establishing profitability for a new event or publication is risky and costly. We generally incur initial operating losses when we introduce new events and publications. Our efforts to introduce new events or publications may not ultimately be successful or profitable. In addition, we have invested in, and intend to continue to invest in, the development of Internet services, which are currently generating losses. The Internet is still in the early stages of development as a commercial medium, and these services may not prove to be successful or profitable. We expense as incurred costs related to the development of new events and publications. Therefore, our quarterly and annual operating results may be adversely affected by the number and timing of new product launches.

 Our growth strategy to identify and consummate acquisitions entails certain risks.

  We intend to continue to grow in part through strategic acquisitions. This growth strategy entails risks inherent in identifying desirable acquisition candidates and in integrating the operations of acquired businesses. In addition, we may not be able to finance the acquisition of a desirable candidate or to pay as much as our competitors because of our leveraged financial condition or general economic conditions. Our management will continue to devote substantial attention to the identification of acquisition candidates and the integration of acquired businesses. The diversion of our management's attention and the difficulties that we may encounter in integrating the operations of acquired businesses could have a material adverse impact on our results of operations and financial condition. Moreover, we may not realize any of the anticipated benefits of an acquisition, and integration costs may exceed anticipated amounts. In addition, we may issue additional shares of stock as acquisition consideration, and if we do, our stockholders may experience dilution.

 We depend on our senior management team.

  We benefit substantially from the leadership and experience of Robert L. Krakoff, James M. Alic and other members of our senior management team and depend on their continued services to implement successfully our business strategy. The loss of any member of our senior management team or other key employee could materially adversely affect our financial condition and results of operations. Although we have entered into employment agreements with Mr. Krakoff and Mr. Alic, we cannot be certain that we will continue to have their services, or the services of other key personnel, going forward. Moreover, we may not be able to attract and retain other qualified personnel in the future. We do not currently maintain key-man life insurance policies on any member of our senior management team or other key employees.

 There are certain risks related to our international operations and international expansion.

  Our growth strategy includes expanding our product and service offerings internationally. We currently maintain offices in Brazil, Canada, France, Hong Kong, Mexico and the United Kingdom. International operations accounted for approximately 13.0% of our pro forma revenue in 1998. International operations and expansion involve numerous risks, such as:

  . the uncertainty of product acceptance by different cultures,

  . divergent business expectations or cultural incompatibility in establishing joint ventures with foreign partners,

  . difficulties in staffing and managing multinational operations,

  . currency fluctuations,

  . state-imposed restrictions on the repatriation of funds and

  . potentially adverse tax consequences.

  The impact of any these risks could materially adversely affect our future international operations and our financial condition and results of operations.

 We have some exposure to fluctuations in the exchange rates of international currencies.

  Our consolidated financial statements are prepared in U.S. dollars. A percentage of the revenues, expenses, assets and liabilities of Advanstar is denominated in currencies other than the U.S. dollar. Consequently, fluctuations in exchange rates could result in exchange losses. In 1997 and 1998, there was no material effect on net income due to currency fluctuations. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. Moreover, because we intend to continue our international expansion, the effect of exchange rate fluctuations could be greater in the future. We may undertake transactions to hedge the risks associated with fluctuations in exchange rates of other currencies to the dollar. We do not know if any hedging techniques that we may implement will be successful or will mitigate the effect, if any, of exchange rate fluctuations on our financial condition and results of operations.

 Our business is seasonal due largely to higher trade show revenue in the first quarter.

  Our business is seasonal, with revenue typically reaching its highest levels during the first and third quarters of each calendar year, largely due to the timing of the MAGIC trade shows and our other large trade shows and conferences. In 1998, approximately 30.1% of our pro forma revenue would have been generated during the first quarter and approximately 25.9% during the third quarter. The second and fourth quarters would have accounted for approximately 23.5% and 20.5% of pro forma revenue in 1998, respectively. Because event revenue is recognized when a particular event is held, we may also experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

 We are controlled by HFCP III.

  HFCP III beneficially owns, directly or indirectly, substantially all of our outstanding capital stock (assuming no exercise of all currently vested stock options). As a result, HFCP III has the right to elect all of our directors and will exercise substantial control over matters requiring the vote of our stockholders.

 The failure of the computer systems on which we rely to recognize Year 2000 dates could affect our operations.

  We are highly dependent on our computer software programs and systems in operating our business. We also depend on the proper functioning of computer systems of third parties, such as vendors and clients. The failure of any of these systems to appropriately interpret the upcoming calendar year 2000 could have a material adverse effect on our financial condition and results of operations. We have identified our own applications that are not currently Year 2000 compliant and are taking steps to determine whether third parties are doing the same. Our inability to remedy our own Year 2000 problems or the failure of third parties to do so may cause business interruptions or shutdown, financial loss, regulatory actions, reputational harm and/or legal liability. We cannot assure you that our Year 2000 program will be effective or that our estimates about the timing and cost of completing our program will be accurate.

Item 8. Financial Statements and Supplementary Data

  The Consolidated Financial Statements of Advanstar required by this item are included in a separate section of this Annual Report. See Part IV, Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Directors, Executive Officers and Key Employees

  The following table sets forth certain information as of February 28, 1999 regarding our directors, executive officers and key employees.

        Name                      Age                    Title
        ----                      ---                    -----
Robert L. Krakoff................  63 Chairman of the Board and Chief Executive
                                       Officer
James M. Alic....................  56 Vice Chairman and Director
Martin C. ("Skip") Farber........  46 Executive Vice President--Business
                                       Development
David W. Montgomery..............  41 Vice President--Finance, Chief Financial
                                       Officer and Secretary
Eric I. Lisman...................  42 Vice President and General Counsel
William J. Cooke.................  47 Executive Vice President
Alexander S. DeBarr..............  39 Executive Vice President
Morris R. Levitt.................  58 Executive Vice President
Joseph Loggia....................  39 President--MAGIC
Kenneth T. Berliner..............  39 Director
Mitchell R. Cohen................  35 Director
John M. Pasquesi.................  39 Director

 Executive Officers

  Robert L. Krakoff has served as our Chairman and Chief Executive Officer since he joined Advanstar in July 1996. From January 1993 to June 1996, he was the Chairman and Chief Executive Officer of Reed Publishing USA, a division of Reed Elsevier Inc. which included Cahners Publishing Company, a trade publications business, and Reed Exhibition Companies, an exposition and conference business. From January 1993 to June 1996, he was also a member of the board of directors of Reed Elsevier PLC.

  James M. Alic has served as our Vice Chairman since he joined Advanstar in July 1996. From June 1995 to June 1996, he was Vice President and Controller of IBM Corporation, a computer hardware and software manufacturer. From September 1994 to May 1995, he was Chairman of Reed Exhibition Companies. From August 1991 to August 1994, he was President of Reed Exhibitions North America.

  Martin C. ("Skip") Farber has served as our Executive Vice President-- Business Development since he joined Advanstar in October 1996. From February 1993 to September 1996, he was Vice President for Business Development of Reed Publishing USA., which included Cahners Publishing Company and Reed Exhibition Companies. From July 1995 to September 1996, Mr. Farber also had responsibility for Cahners Direct Marketing Services, a division of Reed Elsevier Inc.

  David W. Montgomery has served as our Vice President--Finance and Chief Financial Officer since January 1994. From July 1989 to December 1993, he was our Director of Corporate Finance. In July 1992, he became our Secretary. From January 1981 to June 1989, he was a practicing CPA with McGladrey & Pullen in Minneapolis, St. Paul, Minnesota.

  Eric I. Lisman has served as our Vice President and General Counsel since September 1998. From November 1997 to August 1998, he engaged in a private legal practice. From August 1996 to July 1997, he was a Senior Vice President and General Counsel of Cahners Publishing Company. From July 1993 to July 1996, he was a Vice President and General Counsel of Reed Publishing USA.

 Key Employees

  William J. Cooke has served as our Executive Vice President since June 1997 and is responsible for the OEM industry sector, the Market Development cluster and marketing services. In addition, Mr. Cooke is responsible for corporate marketing and corporate training. From July 1995 to May 1997, he was Group Vice President of Advanstar. From July 1993 to June 1995, he was our President of the Marketing Services Division. From 1988 until June 1993, Mr. Cooke was Vice President of Strategic Planning and Marketing for Dun & Bradstreet Corporation.

  Alexander S. DeBarr has served as our Executive Vice President since June 1997 and is responsible for the art, beauty, travel and hospitality, motor vehicle and application technology sectors. From February 1995 to May 1997, he was a Group Vice President of Advanstar. Mr. DeBarr also served as a Group Publisher of Advanstar from February 1993 until January 1995.

  Morris R. Levitt joined us in March 1999 as our Executive Vice President with responsibility for the Healthcare, Science & Pharmaceuticals cluster. From October 1991 to February 1999, he headed the Advanced Technology Division of PennWell Publishing Company, a publisher of trade publications and an operator of trade shows.

  Joseph Loggia has served as MAGIC's President and Chief Executive Officer since May 1997, President from August 1996 and Chief Operating Officer beginning in 1995. From January 1993 to August 1996, he was Chief Financial Officer of MAGIC. Prior to joining MAGIC, Mr. Loggia, who is a certified public accountant, was a manager at the accounting firm of Coopers & Lybrand responsible for Fraud & Financial Investigations.

 Directors

  Kenneth T. Berliner has served as a director of Advanstar since the HFCP III Acquisition. Since 1992, Mr. Berliner has been employed by Peter J. Solomon Company Limited ("PJSC"), an investment banking firm. He is currently a managing director at PJSC.

  Mitchell R. Cohen has served as a director of Advanstar since the HFCP III Acquisition. Since January 1998, Mr. Cohen has been a Managing Director of Hellman & Friedman LLC, a private equity investment firm. From January 1993 to December 1997, Mr. Cohen was a General Partner of Hellman & Friedman. Mr. Cohen is also a director of Western Wireless Corporation and MobileMedia Corporation.

  John M. Pasquesi has served as a director of Advanstar since the HFCP III Acquisition. Since January 1998, Mr. Pasquesi has been a Managing Director of Hellman & Friedman LLC, a private equity investment firm. From January 1989 to December 1997, Mr. Pasquesi was a General Partner of Hellman & Friedman. Mr. Pasquesi is also a director of The Covenant Group Inc.

Item 11. Executive Compensation

                          Summary Compensation Table

                                 Annual Compensation
                             ----------------------------    All Other          Total
Name and Principal Position  Year Salary ($) Bonus ($)(1) Compensation ($) Compensation ($)
---------------------------  ---- ---------- ------------ ---------------- ----------------
Robert L. Krakoff.......     1998  $415,385    $150,000       $18,138(3)       $583,523
 Chairman of the Board       1997   400,000     150,000        12,449(2)        562,449
 and Chief Executive
 Officer
James M. Alic...........     1998  $311,538    $115,000       $ 8,310(3)       $434,848
 Vice Chairman               1997   300,000     112,500         7,260(3)        419,760
Martin C. ("Skip")           1998  $284,615    $120,000       $ 6,436(3)       $411,051
 Farber.................     1997   250,000      87,000         2,713(3)        339,713
 Executive Vice
 President--Business
 Development
David W. Montgomery.....     1998  $186,538    $ 74,000       $ 5,918(3)       $266,456
 Vice President--            1997   170,000      60,000         5,860(3)        235,860
 Finance, Chief
 Financial Officer and
 Secretary
Eric I. Lisman(4).......     1998  $ 72,692    $ 25,012       $   199(2)       $ 97,903
 Vice President and
 General Counsel

--------
(1) Bonuses are reported in the year earned, even though they were actually paid in the subsequent year.
(2) Constitutes value of group term life insurance benefits paid for by the Company.
(3) Constitutes value of group term life insurance benefits paid for by the Company and contributions made by the Company to a defined contribution plan.
(4) Mr. Lisman commenced employment on September 8, 1998.

                       Option Grants in Last Fiscal Year

  The following table sets forth each grant of stock options made by Advanstar during the year ended December 31, 1998 pursuant to the 1996 Plan (as defined below) to each of the Named Executive Officers. We have not granted any stock appreciation rights.

                                                                            Potential Realizable
                                                                              Value at Assumed
                                                                               Annual Rates of
                                                                                 Stock Price
                                                                                Appreciation
                                         Individual Grants                     for Option Term
                         -------------------------------------------------- ----------------------
                         Number of
                         Securities   % of Total
                         Underlying Options Granted   Exercise
                          Options   to Employees In    Price     Expiration
          Name            Granted     Fiscal Year   ($/Share)(1)    Date     5% (2)      10%
          ----           ---------- --------------- ------------ ---------- ----------------------
Robert L. Krakoff.......      --          --              --         --         --             --
James M. Alic...........      --          --              --         --         --             --
Martin C. ("Skip") Far-
 ber....................   70,162        19.5%         $12.83       2008        --   $   1,279,335
David W. Montgomery.....   10,000         2.8           12.83       2008        --         182,340
Eric I. Lisman(3).......   50,000        13.9           12.83       2008        --         881,872

--------
(1) The options granted are subject to a five-year vesting schedule pursuant to which the options vest in 20% increments on each anniversary of the date of grant. On May 31 of each year, the exercise price per option increases by 10% over the previous year's exercise price. The exercise price per option increases by a pro rated amount of such 10% increase in the case of exercises which do not occur after May 31.
(2) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation of the Common Stock over the term of the options. The exercise prices of the options increases 10% per year over the life of the option. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holders are dependent on the timing of such exercises and the future performance of our common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.
(3) On September 8, 1998, Mr. Lisman was granted a stock option to purchase 50,000 shares of our common stock.

Option Exercises and Holdings

  The following table sets forth, for each of the officers named in the Summary Compensation Table, certain information concerning stock options exercised during 1998, and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 1998. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of December 31, 1998.

                      Aggregated Option Exercises In 1998
                      and December 31, 1998 Option Values

                                                      Number of
                                                Securities Underlying     Value of Unexercised
                                                 Unexercised Options          In-the-Money
                          Number of                   at Fiscal             Options at Fiscal
                           Shares                     Year-End                 Year-End(1)
                         Acquired on  Value   ------------------------- -------------------------
         Name             Exercise   Realized Exercisable Unexercisable Exercisable Unexercisable
         ----            ----------- -------- ----------- ------------- ----------- -------------
Robert L. Krakoff.......     --        --          --            --           --           --
James M. Alic...........     --        --          --            --           --           --
Martin C. ("Skip")
 Farber.................     --        --       49,820       153,242     $318,848     $980,748
David W. Montgomery.....     --        --       34,000        66,000      217,600      422,400
Eric I. Lisman..........     --        --          --         50,000          --       320,000

--------
(1) Amount based on the fair market value of our common stock on December 31, 1998 as determined by our Board of Directors, less the exercise payable for such shares.
(2) On September 8, 1998, Mr. Lisman was granted a stock option to purchase 50,000 shares of our common stock.

Certain Plans and Employment Agreements

  1996 Stock Option Plan. Advanstar's 1996 Stock Option Plan, as amended (the "1996 Plan") provides for the issuance of a maximum of 1,500,000 shares of Common Stock pursuant to the grant of non-qualified stock options to employees and other individuals who render services to Advanstar. As of December 31, 1998, options to purchase 905,562 shares of our common stock at an average exercise price of $12.83 were outstanding under the 1996 Plan, and no options had been exercised.

  The 1996 Plan is administered by the Board of Directors. Subject to the provisions of the 1996 Plan, the Board of Directors has the authority to determine the terms of options granted, including the authority to: (i) determine to whom options may be granted; (ii) determine the time or times at which options shall be granted; (iii) determine the exercise price of shares subject to each option; (iv) determine the time or times when each option shall become vested and exercisable and the duration of the exercise period;
(v) extend the period during which outstanding options may be exercised; (vi) determine whether restrictions such as repurchase options are to be imposed on shares subject to options and the nature of such restrictions, if any; and
(vii) interpret the 1996 Plan and prescribe and rescind rules and regulations relating to it. The 1996 Plan provides that the Board of Directors will take whatever actions it deems necessary, under Section 422 of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder, to ensure that options granted under the 1996 Stock Plan are not treated as "incentive stock options."

  With the exception of the stock options granted to Mr. Loggia, each stock option is subject to a five-year vesting schedule pursuant to which the options vest in increments of approximately 20% on each of the first five anniversaries of the date of grant. Each outstanding stock option shall become fully exercisable in the event of a "change of control." A "change of control" means the acquisition by any person or group of persons (other than an affiliate or affiliates of HFCP III) of more than 50% of the outstanding shares of Advanstar common stock or shares of capital stock constituting more than 50% of our voting capital stock, or of all or substantially all of our assets. The Board of Directors may, in its discretion and in accordance with the provisions of the 1996 Plan, accelerate the vesting of any stock option.

  401(k) Plan. We have an Employees' 401(k) Plan and Trust (the "401(k) Plan"). All current and future employees who have completed one year of service with Advanstar or any other domestic subsidiary of Advanstar and are at least 21 years-of-age are eligible to participate in the Plan. Participants in the 401(k) Plan may not contribute more than the lesser of a specified statutory amount ($10,000 in 1998) or 15% of his or her pre-tax total compensation. We are required to make a matching contribution to the 401(k) Plan, which vests in equal installments over five years, in accordance with the following schedule:

  . with respect to the employee's elective contribution in an amount up to two percent (2%) of the employee's gross compensation, the matching contribution is required to be equal to 100% of the employee's contribution;

  . with respect to the employee's elective contribution in excess of 2% and not in excess of 6% of gross compensation, the matching contribution is required to be equal to 25% of such employee's contribution; and

  . with respect to the employee's elective contribution in excess of six percent (6%) of gross compensation, there shall be no matching contribution.

  Employment Agreements. Mr. Krakoff and Mr. Alic entered into employment agreements with Advanstar dated as of July 1, 1996. Each agreement provides for a four year term. Pursuant to the agreements, Mr. Krakoff and Mr. Alic are entitled to annual base salaries of not less than $400,000 and $300,000, respectively. Mr. Krakoff and Mr. Alic are entitled to annual bonuses based on our EBITDA for any year, up to a maximum bonus in any one year of 100% of base salary. The agreements provide for indemnification of the executives to the extent permissible under Delaware law. The agreements provide for severance benefits equal to one year's base salary and benefits (and a pro rated bonus) upon termination of employment by Advanstar without "cause" or by the executive for "good reason" (which includes a change of control). Mr. Krakoff and Mr. Alic also entered into noncompetition and confidentiality agreements with us. The noncompete period is one year after termination of employment unless employment is terminated by Advanstar without cause or by the executive for good reason, in which case the noncompetition period is six months. During the noncompetition period, the executives may not hire any Advanstar employee or solicit any trade show or publishing business from a third party which has a relationship or contract with Advanstar.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 1999:

  . each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock,

  . our Named Executive Officers,

  . our directors and

  . all executive officers and directors as a group.

  Unless otherwise noted below, the address of each person listed on the table is c/o Advanstar, Inc., 545 Boylston Street, Boston, Massachusetts 02116.

  The applicable percentage of shares beneficially owned is based upon 16,815,000 shares of common stock outstanding as of March 31, 1999.

  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. For the purposes of calculating the number of shares and the percentage beneficially owned by a person or entity, shares of common stock issuable by Advanstar to that person or entity pursuant to options which may be exercised within 60 days after March 31, 1999 are deemed to be beneficially owned and outstanding. Except as otherwise indicated, each stockholder named in the following table has sole voting and investment power with respect to the shares set forth opposite that stockholder's name.

                                             Shares       Percentage of Shares
 Name and Address of Beneficial Owner  Beneficially Owned  Beneficially Owned
 ------------------------------------  ------------------ --------------------
AHI Advanstar LLC (1).................     16,815,000             100%
 One Maritime Plaza
 San Francisco, CA 94111
Robert L. Krakoff (1).................            --              --
James M. Alic (1).....................            --              --
Martin C. ("Skip") Farber.............         49,820(2)           *
David W. Montgomery...................         34,000(3)           *
Eric I. Lisman........................            --              --
Kenneth T. Berliner (1)(4)............            --              --
Mitchell R. Cohen (1)(5)..............            --              --
John M. Pasquesi (1)(6)...............            --              --
All directors and executive officers
 as a group (8 persons)...............         83,820(7)           *

--------
 * Represents less than 1% of the outstanding shares of our common stock.
(1) AHI Advanstar LLC ("AHI Advanstar") is the sole owner of all of the outstanding shares of Advanstar common stock. Hellman & Friedman Capital Partners III, L.P., a California limited partnership ("HFCP"), H&F Orchard Partners III, L.P., a California limited partnership ("HFOP III"), H&F International Partners III, L.P., a California limited partnership ("HFIP III"), Mr. Krakoff and Mr. Alic own all of the membership interests of AHI Advanstar. HFCP III owns approximately 98.3% of the membership interests of AHI Advanstar. H&F Investors III, a California general partnership ("Investors III"), is the sole general partner of HFCP, HFOP III and HFIP
    III. Messrs. Pasquesi and Cohen are Managing Directors of Hellman & Friedman LLC, an affiliate of Investors III. The managing general partner of Investors III is Hellman & Friedman Associates III, L.P., a California limited partnership ("Associates III"), and the general partners of Associates III are H&F Management III, L.L.C., a California limited liability company ("Management III LLC"), and H&F Investors III, Inc., a California corporation ("H&F Inc."). The sole shareholder of H&F Inc. is the Hellman Family Revocable Trust (the "Trust"). The investment decisions of H&F Inc. and Management III LLC are made by an executive committee, of which Mr. Pasquesi is a member. The executive committee indirectly exercises voting and investment power with respect to the shares of

   Advanstar common stock held by AHI Advanstar LLC and could be deemed to beneficially own such shares, but disclaims such beneficial ownership except to the extent of its individual members' respective indirect pecuniary interest in such shares. Mr. Krakoff has made a $2.48 million investment in AHI Advanstar and Mr. Alic has made a $0.5 million investment in AHI Advanstar. Each of Messrs. Krakoff and Alic and PJSC has a carried interest in AHI Advanstar. As a result of such capital investment and/or carried interest, each of Messrs. Krakoff and Alic and PJSC has an indirect pecuniary interest in the shares of Advanstar common stock held by AHI Advanstar.
(2) Consists of 49,820 shares of Advanstar common stock issuable pursuant to presently exercisable stock options.
(3) Consists of 34,000 shares of Advanstar common stock issuable pursuant to presently exercisable stock options.
(4) Mr. Berliner is a Managing Director of PJSC. Mr. Berliner disclaims beneficial ownership of all shares of Advanstar common stock held by AHI Advanstar except to the extent of his indirect pecuniary interest in such shares.
(5) Mr. Cohen disclaims beneficial ownership of all shares of Advanstar common stock held by AHI Advanstar except to the extent of his indirect pecuniary interest in such shares.
(6) Mr. Pasquesi disclaims beneficial ownership of all shares of Advanstar common stock held by AHI Advanstar except to the extent of his indirect pecuniary interest in such shares.
(7) Consists of 83,820 shares of our common stock issuable pursuant to presently exercisable stock options.

Item 13. Certain Relationships and Related Transactions

  Not applicable.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a) Documents filed as a part of this Annual Report:

  (1) Financial Statements.

  The financial statements listed below are included in this Annual Report on the pages indicated below:

                                                                  Page in this
                                                                  Annual Report
                                                                  -------------
Report of Independent Public Accountants........................       F-1
Consolidated Balance Sheets as of December 31, 1998 and 1997....       F-2
Consolidated Statements of Operations for the years ended
 December 31, 1998 and 1997, the seven months ended December 31,
 1996, and the five months ended May 31, 1996...................       F-3
Consolidated Statements of Stockholder's Equity for the years ended December 31, 1998 and 1997, the seven months ended
 December 31, 1996, and the five months ended May 31, 1996......       F-4
Consolidated Statements of Cash Flows for the years ended
 December 31, 1998 and 1997, the seven months ended December 31,
 1996, and the five months ended May 31, 1996...................       F-5
Notes to Consolidated Financial Statements......................       F-6

  (2) Financial Statement Schedules.

  The following schedule is included in this Annual Report on the page indicated:

                                                                   Page in this
                                                                   Annual Report
                                                                   -------------
 Schedule II Valuation and Qualifying Accounts...................       S-1

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

  (3) List of Exhibits.

 Exhibit
 Number                                Description
 -------                               -----------
  3.1**  Certificate of Incorporation, as amended, of Advanstar, Inc.

  3.2*   By-Laws of Advanstar, Inc.

  4. 1*  Indenture, dated as of April 30, 1998, among the Company, the
         Guarantors (as defined therein) and the Bank of New York

  4.2*   Supplemental Indenture, dated as of May 19, 1998, among the Company,
         Applied Business teleCommunications and the Bank of New York

  4.3*   Form of Exchange Note

 10.1*   1996 Stock Option Plan

 10.2**  Amendment No. 1 to 1996 Stock Option Plan

 10.3R   Amended Credit Agreement (the "Credit Agreement"), dated as of May 31,
         1996, as amended and restated as of August 26, 1998, among the Company, the Guarantors (as defined in the Credit Agreement), the Lenders (as defined in the Credit Agreement) and the Chase Manhattan
         Bank

 10.4*   Employment Agreement, dated July 1, 1996, between Advanstar, Inc. and
         Robert Krakoff

 10.5*   Employment Agreement, dated July 1, 1996, between Advanstar, Inc. and
         James M. Alic


 Exhibit
 Number                               Description
 -------                              -----------
 10.6*   Employees' 401(k) Plan and Trust, as amended

 10.7*   Agreement, dated July 31, 1997, between the Company and Banta
         Publications

 10.8*   Lease Agreement, dated February 2, 1996, between the Las Vegas
         Convention and Visitors Authority and Men's Apparel Guild in
         California, Inc.

 10.9*   Lease Agreement dated December 24, 1996, between the Las Vegas
         Convention and Visitor's Authority and Men's Apparel Guild in
         California, Inc.

 10.10*  Lease Agreement, dated September 25, 1996, between the Interface
         Group--Nevada, Inc. and Men's Apparel Guild in California, Inc.

 10.11*  Lease Agreement, dated September 5, 1997, between the Interface
         Group--Nevada, Inc. and Men's Apparel Guild in California, Inc.

 10.12*  Lease Agreement, dated September 5, 1997, between the Interface
         Group--Nevada, Inc. and Men's Apparel Guild in California, Inc.

 10.13*  Lease Agreement, dated September 5, 1997, between the Interface
         Group--Nevada, Inc. and Men's Apparel Guild in California, Inc.

 10.14*  Lease Agreement, dated September 5, 1997, between the Interface
         Group--Nevada, Inc. and Men's Apparel Guild in California, Inc.

 10.15*  Convention Agreement, dated March 19, 1998, between Las Vegas Hilton
         Corporation and Men's Apparel Guild in California, Inc.

 21.1**  Subsidiaries of Advanstar, Inc.

 24.1**  Power of Attorney (included on signature page of Annual Report)

 27.1**  Financial Data Schedule (EDGAR version only)

--------
 * Previously filed as an exhibit to Registration Statement on Form S-4 (File No. 333-57201) and incorporated herein by reference.
 R Previously filed as Exhibit 10.1 to Advanstar, Inc.'s Quarterly Report on
   Form 10-Q for the quarterly period ended September 30, 1998 and filed with the Securities and Exchange Commission on November 16, 1998, and incorporated herein by reference.
** Filed herewith.

 (b) Reports On Form 8-K

  Advanstar filed no reports on Form 8-K during the quarter ended December 31, 1998.

 (c) Exhibits.

  Advanstar hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) set forth above. We will furnish to any eligible securityholder, upon written request of such securityholder, a copy of any exhibit listed above upon the payment of a reasonable fee equal to our expenses in furnishing such exhibit.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Advanstar, Inc.:

  We have audited the accompanying consolidated balance sheets as of December 31, 1998 and 1997 and the consolidated statements of operations, stockholder's equity and cash flows of Advanstar, Inc. (formerly Advanstar Holdings, Inc.) (a Delaware corporation) and subsidiaries and its predecessor for the years ended December 31, 1998 and 1997, the seven-month period ended December 31, 1996, and the five-month period ended May 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanstar, Inc. and subsidiaries and its predecessor as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, the seven-month period ended December 31, 1996, and the five-month period ended May 31, 1996, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Minneapolis, Minnesota,
February 5, 1999

                                ADVANSTAR, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                              December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents................................ $ 14,016  $  7,024
  Accounts receivable, net of allowance of $574 and $553 at
   December 31, 1998 and 1997, respectively................   27,976    18,819
  Prepaid expenses.........................................   14,784     9,607
  Other....................................................    2,097     2,256
                                                            --------  --------
    Total current assets...................................   58,873    37,706
                                                            --------  --------
PROPERTY, PLANT AND EQUIPMENT
  Land and improvements....................................    2,526     2,514
  Buildings................................................    5,110     5,041
  Furniture, machinery and equipment.......................   13,706     9,229
  Leasehold improvements...................................      973       517
                                                            --------  --------
                                                              22,315    17,301
  Accumulated depreciation and amortization................   (8,190)   (5,155)
                                                            --------  --------
    Net property, plant and equipment......................   14,125    12,146
                                                            --------  --------
INTANGIBLE ASSETS, net
  Goodwill.................................................  495,144   176,103
  Other intangibles........................................   92,084    72,542
                                                            --------  --------
    Total intangible assets................................  587,228   248,645
                                                            --------  --------
                                                            $660,226  $298,497
                                                            ========  ========
           LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt..................... $  8,253  $ 15,350
  Accounts payable.........................................   13,311    10,938
  Accrued compensation.....................................    6,146     6,809
  Income taxes payable.....................................    1,329     1,552
  Other accrued liabilities................................   11,660     2,312
  Deferred revenue.........................................   45,643    21,105
                                                            --------  --------
    Total current liabilities..............................   86,342    58,066
                                                            --------  --------
LONG-TERM DEBT, net of current maturities..................  418,615   148,873
OTHER LONG-TERM LIABILITIES................................    3,227     1,824
MINORITY INTEREST..........................................   17,282       --
COMMITMENTS AND CONTINGENCIES (Notes 4, 6 and 8)
STOCKHOLDER'S EQUITY
  Common stock, $.01 par value; 20,000 shares authorized;
   16,733 and 10,900 shares issued and outstanding at
   December 31, 1998 and 1997, respectively................      167       109
  Capital in excess of par.................................  183,210   108,891
  Accumulated deficit......................................  (47,745)  (19,309)
  Accumulated other comprehensive income (loss)............     (872)       43
                                                            --------  --------
    Total stockholder's equity.............................  134,760    89,734
                                                            --------  --------
                                                            $660,226  $298,497
                                                            ========  ========

  The accompanying notes to financial statements are an integral part of these consolidated statements.

                                ADVANSTAR, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                     Year Ended
                                    December 31,         Seven     Predecessor
                                  ------------------     Months    ------------
                                                         Ended     Five Months
                                                      December 31,    Ended
                                    1998      1997        1996     May 31, 1996
                                  --------  --------  ------------ ------------
Net revenue.....................  $259,825  $187,656    $ 82,720     $68,286
                                  --------  --------    --------     -------
Operating expenses:
  Cost of production............    54,330    39,096      18,394      15,764
  Selling, editorial and
   circulation..................   114,705    87,243      35,166      28,071
  General and administrative....    36,883    27,514      15,446      10,031
  Amortization of goodwill and
   other intangible assets......    48,752    24,326      13,171       1,588
  Depreciation..................     2,579     2,964       1,882       1,423
                                  --------  --------    --------     -------
    Total operating expenses....   257,249   181,143      84,059      56,877
                                  --------  --------    --------     -------
Operating income (loss).........     2,576     6,513      (1,339)     11,409
Other income (expense)
  Interest expense, net.........   (27,862)  (15,117)     (7,511)     (6,963)
  Other income (expense), net...    (1,926)      292        (488)         23
                                  --------  --------    --------     -------
Income (loss) before income
 taxes and minority interest....   (27,212)   (8,312)     (9,338)      4,469
Provision for income taxes......     1,264       583       1,076          13
Minority interest in earnings of
 subsidiary.....................        40       --          --          --
                                  --------  --------    --------     -------
Net income (loss)...............  $(28,436) $ (8,895)   $(10,414)    $ 4,456
                                  ========  ========    ========     =======
Earnings (loss) per share--basic
 and diluted....................  $  (1.92) $  (0.82)   $  (1.07)    $  3.86
                                  ========  ========    ========     =======
Weighted average shares
 outstanding
  Basic and diluted.............    14,826    10,884       9,700       1,154
                                  ========  ========    ========     =======


  The accompanying notes to financial statements are an integral part of these consolidated statements.

                                ADVANSTAR, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                             (Dollars in thousands)

                                                        Accumulated
                               Common       Capital in     Other
                          ----------------- Excess of  Comprehensive Accumulated
                            Shares   Amount Par Value     Income       Deficit     Total
                          ---------- ------ ---------- ------------- ----------- ---------
Balance, January 1, 1996
 (Predecessor)..........   1,154,444  $ 11   $ 53,214      $ 105      $(181,633) $(128,304)
  Comprehensive income:
    Net Income..........         --    --         --         --           4,456
    Translation
     adjustment.........         --    --         --        (105)           --
    Total comprehensive
     income.............         --    --         --         --             --       4,351
                          ----------  ----   --------      -----      ---------  ---------
Balance, May 31, 1996
 (Predecessor)..........   1,154,444  $ 11   $ 53,214      $ --       $(177,177) $(123,953)
                          ----------  ----   --------      -----      ---------  ---------
Balance, May 31, 1996
 (Successor)............   9,700,000  $ 97   $ 96,903      $ --       $     --   $  97,000
  Comprehensive income:
    Net loss............         --    --         --         --         (10,414)
    Translation
     adjustment.........         --    --         --         253            --
    Total comprehensive
     loss...............         --    --         --         --             --     (10,161)
                          ----------  ----   --------      -----      ---------  ---------
Balance, December 31,
 1996
 (Successor)............   9,700,000    97     96,903        253        (10,414)    86,839
  Comprehensive income:
    Net loss............         --    --         --         --          (8,895)
    Translation
     adjustment.........         --    --         --        (210)           --
    Total comprehensive
     loss...............         --    --         --         --             --      (9,105)
  Issuance of common
   stock................   1,200,000    12     11,988        --             --      12,000
                          ----------  ----   --------      -----      ---------  ---------
Balance, December 31,
 1997
 (Successor)............  10,900,000   109    108,891         43        (19,309)    89,734
  Comprehensive income:
    Net loss............         --    --         --         --         (28,436)
    Translation
     adjustment.........         --    --         --        (915)           --
    Total comprehensive
     loss...............         --    --         --         --             --     (29,351)
  Stock option
   compensation.........         --    --       3,397        --             --       3,397
  Issuance of common
   stock................   5,833,333    58     70,922        --             --      70,980
                          ----------  ----   --------      -----      ---------  ---------
Balance, December 31,
 1998...................  16,733,333  $167   $183,210      $(872)     $ (47,745) $ 134,760
                          ==========  ====   ========      =====      =========  =========

  The accompanying notes to financial statements are an integral part of these consolidated statements.

                                ADVANSTAR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                     Year Ended
                                    December 31,         Seven     Predecessor
                                 -------------------     Months    ------------
                                                         Ended     Five Months
                                                      December 31,    Ended
                                   1998       1997        1996     May 31, 1996
                                 ---------  --------  ------------ ------------
OPERATING ACTIVITIES
 Net income (loss).............. $ (28,436) $ (8,895)  $ (10,414)    $ 4,456
 Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
  activities
 Depreciation and
  amortization..................    39,158    26,371      15,120       3,019
 Non-cash interest..............       960       934          (4)        963
 Asset impairment writedowns....    12,665     1,155         --          --
 Non-cash stock compensation....     3,397       --          --          --
 (Gain) loss on sales of assets
  and other.....................     1,968      (228)          8         (28)
 Changes in operating assets
  and liabilities
  Accounts receivable, net......    (6,064)   (2,098)     (2,010)       (422)
  Inventories...................       657      (317)        (45)        257
  Prepaid expenses..............      (670)   (2,001)     (2,206)      2,055
  Accounts payable and accrued
   liabilities..................     7,338    (2,591)      6,169      (5,820)
  Deferred revenue..............     3,674       290       5,745      (5,320)
  Other.........................    (1,994)      (28)        253        (171)
                                 ---------  --------   ---------     -------
   Net cash provided by (used
    in) operating activities....    32,653    12,592      12,616      (1,011)
                                 ---------  --------   ---------     -------
INVESTING ACTIVITIES
 Additions to property, plant
  and equipment.................    (4,154)   (2,260)       (780)       (365)
 Change in notes receivable.....      (124)     (235)        235          34
 Acquisition of publications and
  trade shows, net..............  (358,315)  (31,871)    (18,379)        --
 Proceeds from sale of
  publishing and other assets...     4,332     1,043         --           57
                                 ---------  --------   ---------     -------
   Net cash used in investing
    activities..................  (358,261)  (33,323)    (18,924)       (274)
                                 ---------  --------   ---------     -------
FINANCING ACTIVITIES
 Acquisition-related financing
  transactions
 Redemption of common stock,
  options and warrants..........       --        --      (57,002)        --
 Repayment of long-term debt....       --        --     (171,162)        --
 Repayment of revolving credit
  loan..........................       --        --       (6,898)        --
 Proceeds from capital
  contributions.................       --        --       97,000         --
 Proceeds from long-term debt...       --        --      140,000         --
 Proceeds from revolving credit
  loan..........................       --        --        4,000         --
 Transaction costs and loan
  origination fees..............       --        --       (5,699)        --
 Net proceeds from (payments on)
  revolving credit loan.........    27,000   (15,000)     13,000       4,332
 Proceeds from long-term debt...   399,613    40,000         --          245
 Payments of long-term debt.....  (163,993)  (11,776)     (6,000)     (2,500)
 Proceeds from sale of common
  stock, capital contributions
  and other.....................    70,980    12,000         --          150
 Dividends paid to minority
  interest holders..............    (1,000)      --          --          --
 Purchase of interest rate cap
  agreements and
  origination/underwriters
  fees..........................       --        --       (1,295)        --
                                 ---------  --------   ---------     -------
   Net cash provided by
    financing activities........   332,600    25,224       5,944       2,227
                                 ---------  --------   ---------     -------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS...........     6,992     4,493        (364)        942
CASH AND CASH EQUIVALENTS,
 beginning of period............     7,024     2,531       2,895       1,953
                                 ---------  --------   ---------     -------
CASH AND CASH EQUIVALENTS, end
 of period...................... $  14,016  $  7,024   $   2,531     $ 2,895
                                 =========  ========   =========     =======

  The accompanying notes to financial statements are an integral part of these consolidated statements.

                                ADVANSTAR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

  The accompanying consolidated financial statements include the accounts of Advanstar, Inc., formerly Advanstar Holdings, Inc. (Holdings), and its wholly-owned subsidiary Advanstar Communications Inc. (Communications) and Communications' majority-owned subsidiaries (collectively, Advanstar or the Company). All intercompany accounts and transactions between consolidated entities have been eliminated.

  The Company operates and manages trade shows and conferences; publishes controlled circulation trade and professional periodicals; and markets a broad range of marketing, direct mail and database products and services.

  On May 31, 1996, Holdings acquired for cash all of the outstanding stock of Communications. Holdings was established expressly for the purpose of effecting the acquisition of Communications (the HFCP III Acquisition). The aggregate purchase price for Communications was approximately $267.0 million, consisting of $97.0 million cash equity, $144.0 million debt and approximately $26.0 million of assumed liabilities and transaction costs.

  Due to the effects of the HFCP III Acquisition on the recorded bases of goodwill, intangibles, property and shareholders' equity, as discussed below and in Note 5, the financial statements prior to and subsequent to the HFCP III Acquisition are not comparable. Periods prior to June 1, 1996 represent the accounts of the Predecessor.

  On June 10, 1998, Holdings merged into its parent holding company, AHI Holdings Corp. (AHI). AHI had no operations independent of Holdings. In connection with the merger, AHI Holdings Corp. changed its name to Advanstar Holdings, Inc. All references to the number of common shares and per share amounts have been adjusted to reflect the capitalization of the merged entity. On March 17, 1999, Advanstar Holdings, Inc. changed its name to Advanstar, Inc.

2. Summary of Significant Accounting Policies

 Cash and Cash Equivalents

  Cash and cash equivalents include cash on deposit and highly liquid investments with original maturities of three months or less. Cash equivalents are stated at cost, which approximates their fair market value. The effect of foreign currency translation on cash held by foreign operations is immaterial.

 Prepaid Expenses and Other Current Assets

  Prepaid expenses consist primarily of prepaid trade show and conference expenses, prepaid publication production costs and miscellaneous deposits. Event and publication expenses are charged to operations at the time of the occurrence of the related event and at the time of publication issuance. Other current assets consist of paper inventories and notes receivable.

 Property, Plant and Equipment

  Property, plant and equipment additions are recorded at cost. For financial reporting purposes, depreciation is provided on a straight-line basis over the following estimated useful lives:

                                                          Estimated Useful Lives
                                                          ----------------------
   Land improvements.....................................       10-15 years
   Buildings.............................................       20-40 years
   Furniture, machinery and equipment....................        3-10 years
   Leasehold improvements................................     Life of lease

                                ADVANSTAR, INC.

  For tax reporting purposes, certain assets have different estimated useful lives.

 Goodwill

  All acquisitions have been accounted for using the purchase method of accounting, with the purchase price in excess of the fair values of specific identifiable tangible and intangible assets acquired allocated to goodwill.

  Goodwill, which is being amortized on a straight-line basis over an average of 23 years, is recorded in the accompanying consolidated balance sheets net of accumulated amortization of $29.4 million and $11.9 million at December 31, 1998 and 1997, respectively.

 Intangible Assets

  Intangible assets related to the HFCP III Acquisition consist primarily of advertiser, paid subscriber and trade show exhibitor lists, computer software, the value assigned to Advanstar's assembled workforce and fulfillment agreements. Such intangibles are being amortized on a straight-line basis over 1 to 20 years. Intangible assets associated with acquired businesses consist primarily of identifiable intangibles and are being amortized on a straight-line basis over one to eight years. Accumulated amortization was $41.1 million and $25.6 million at December 31, 1998 and 1997, respectively.

 Impairment of Long-Lived Assets

  The Company evaluates the carrying value of long-lived assets, including identifiable intangibles and goodwill, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future non-discounted cash flows are less than the carrying value of the assets and any related goodwill, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows.

  During 1998, the Company identified certain properties which, due to changes in market conditions and portfolio management direction, the Company elected to discontinue. As a result, a total non-cash charge of $12.7 million was recorded to write down the carrying value of the related operating assets and intangibles, and is included in amortization of goodwill and other intangible assets on the consolidated statements of operations.

 Revenue Recognition

  Trade show and conference revenue is recognized in the accounting period in which the event is conducted. Subscription revenue is recognized on a pro rata basis as publications are issued to fulfill the subscription obligations. Advertising revenue is recognized as the publication with the respective advertisement is published. Deferred revenue is recorded when cash is received in advance of providing the related service.

  Deferred revenue consisted of the following at December 31:

                                                                 1998    1997
                                                                ------- -------
                                                                (in thousands)
   Deferred trade show and conference revenue.................. $41,468 $16,529
   Deferred advertising and subscription revenue...............   4,175   4,576
                                                                ------- -------
     Total deferred revenue.................................... $45,643 $21,105
                                                                ======= =======

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

                                ADVANSTAR, INC.

disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Ultimate results could differ from these estimates. On an ongoing basis, management reviews its estimates, including those affecting doubtful accounts, valuation of goodwill and intangible assets, compensation related to stock options, and income taxes. Changes in facts and circumstances may result in revised estimates.

 Foreign Currency Translation

  The Company accounts for translation investments in foreign entities in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation."

 Stock-Based Compensation

  The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, due to the variable features of option grants under the Company's stock option plan, the Company measures compensation cost as the difference between the exercise price of the options and the fair value of the shares under option at the end of each period, and recognizes compensation expense to provide for such difference.

 Comprehensive Income

  Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established rules for the reporting of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the consolidated statement of stockholder's equity. The adoption of SFAS No. 130 had no impact on total shareholder's equity. Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

 Segments

  Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement establishes standards for the reporting of information about operating segments in annual financials statements and requires that those businesses report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did require additional disclosure.

 Reclassifications

  Certain reclassifications have been made to amounts reported in prior years in order to conform to the current year presentation.

 Recently Issued Accounting Standards

  SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

                                ADVANSTAR, INC.

  In March 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal use." The SOP, which was adopted as of the beginning of 1998, requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. In the prior year, the Company expensed such costs as incurred. The effect of adopting the SOP was not material to the Company's 1998 net income.

3. Acquisitions

  On April 30, 1998, the Company acquired Men's Apparel Guild in California, Inc. (MAGIC), which operates apparel trade shows (the MAGIC Acquisition). The acquisition was accounted for as a purchase. The purchase price was approximately $234.3 million in cash and assumed liabilities. Concurrent with the MAGIC Acquisition, the Company renegotiated its credit agreement (the Original Credit Facility) to provide additional borrowing capacity (as so amended, the First Amended Credit Facility) and issued $150.0 million of senior subordinated notes (Notes). The Company also received an additional equity contribution of approximately $71.0 million.

  On August 17, 1998, the Company acquired certain travel-related publication and trade show assets of Universal Media Inc. (the Travel Agent Acquisition), including Travel Agent (collectively, Travel Agent). The acquisition was accounted for as a purchase. The purchase price was approximately $68.0 million in cash plus approximately $1.0 million in assumed liabilities. Concurrent with the Travel Agent Acquisition, the Company undertook an additional amendment to its credit agreement to further increase its borrowing capacity thereunder by $40.0 million (as so amended, the Second Amended Credit Facility, and together with the Original Credit Facility and the First Amended Credit Facility, the Amended Credit Facility), and financed the balance of the cash purchase price with its available cash and revolving credit facility.

  From January 1, 1998 through December 31, 1998, the Company completed 11 other acquisitions of trade shows, conferences and publishing properties, with a cumulative purchase price totaling approximately $89.1 million. Certain entities acquired in 1998 have minority ownership interests.

  The following are unaudited pro forma operating results as if the acquisitions had taken place at January 1, 1997 (in thousands, except per share amounts):

                                                      Year ended December 31
                                                      ------------------------
                                                         1998         1997
                                                      -----------  -----------
   Total revenues.................................... $   306,666  $   270,039
                                                      ===========  ===========
   Operating income.................................. $    15,140  $    14,242
                                                      ===========  ===========
   Net loss.......................................... $   (23,679) $   (17,314)
                                                      ===========  ===========
   Loss per share--basic and diluted................. $     (1.60) $     (1.59)
                                                      ===========  ===========

  The unaudited pro forma financial information is provided for informational purposes only. It is based on historical information and does not purport to be indicative of the results that would have occurred had the acquisitions been made at January 1, 1998, or of future results.

  During 1997 and 1996, the Company purchased certain trade shows and publishing properties for an aggregate purchase price of $39.7 million and $18.3 million, respectively. The cost of these acquired entities in excess of the fair market value of net assets acquired has been recorded as goodwill and intangibles. Due to the timing of these acquisitions the incremental pro forma affect on the results of operations was not material.

                                ADVANSTAR, INC.

4. Debt

 Amended Credit Facility

  In August 1998, the Company amended its credit facility. The Amended Credit Facility consists of three components: Tranche A, a 5 1/2-year term loan in an aggregate principal amount equal to $100.0 million; Tranche B, a 7-year term loan in an aggregate principal amount equal to $150.0 million; and a 5 1/2-year revolving credit facility in the maximum amount of $60.0 million. In addition, the Company has purchased interest rate cap agreements for a notional amount of $75.0 million to fix its interest rate exposure at 8.0-8.5%.

  The obligations of the Company under the Amended Credit Facility are guaranteed by the domestic wholly-owned subsidiaries of the Company and are collateralized by substantially all tangible and intangible assets of the Company and pledges of the Company and substantially all of its subsidiaries' capital stock.

  The Amended Credit Facility requires the Company to apply certain amounts to prepay the term loans, including (i) proceeds from certain issuances of equity or indebtedness by the Company; (ii) the net cash proceeds of certain sales or other dispositions by the Company of any assets; and (iii) 50% of excess cash flow (as defined) for each fiscal year starting on January 1, 2000. The Company will also have the right to optionally prepay the loans, without premium, in whole or in part. Amounts applied as prepayments of the revolving credit facility may be reborrowed; amounts prepaid in respect of the term loans may not.

  The Amended Credit Facility contains certain restrictive financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. The Company was in compliance with all covenants as of December 31, 1998.

 Senior Subordinated Notes

  The senior subordinated notes (Notes) issued in conjunction with the MAGIC acquisition are unsecured obligations of Communications, limited to $150.0 million aggregate principal amount, and will mature on May 1, 2008. Each Note bears interest at 9 1/4%, payable semiannually. The Notes are redeemable at Communications' option after May 1, 2003 through April 30, 2006 at specified premiums, and at par thereafter. A portion of the Notes may be redeemed at a premium prior to May 1, 2001 with proceeds of certain equity offerings made by the Company, and the Notes may also be redeemed at a premium prior to May 1, 2003 upon a qualifying change of control of Advanstar.

  Restrictive financial covenants under the Notes include a minimum fixed charge coverage ratio and limitations on certain asset dispositions and dividend, distribution, and other restricted payments. The Company was in compliance with all covenants as of December 31, 1998.

                                ADVANSTAR, INC.

  Long-term debt consists of the following:

                                                            At December 31
                                                           ------------------
                                                             1998      1997
                                                           --------  --------
                                                            (in thousands)
   Tranche A term loan, interest at LIBOR plus 2.25%,
    7.88% at December 31, 1998, due October 31, 2003...... $ 98,529  $ 51,500
   Tranche A2 term loan, interest at LIBOR plus 2.75%.....      --     38,850
   Tranche B term loan, interest at LIBOR plus 2.50%,
    8.13% at December 31, 1998, due April 30, 2005........  149,700    71,873
   Revolving credit loan, interest at LIBOR plus 2.25%,
    7.88% at December 31, 1998, due October 31, 2003......   29,000     2,000
   Senior subordinated notes at 9.25%, due May 31, 2008,
    Net of discount.......................................  149,639       --
                                                           --------  --------
                                                            426,868   164,223
   Less--Current maturities...............................   (8,253)  (15,350)
                                                           --------  --------
                                                           $418,615  $148,873
                                                           ========  ========

  Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt was substantially the same as its carrying value at December 31, 1998 and 1997. Cash paid during 1998, 1997 and 1996 for interest was $25.3 million, $15.4 million and $16.2 million, respectively.

  Annual maturities of long-term debt for the next five years are as follows (in thousands):

       1999............................................................. $ 8,253
       2000.............................................................  15,906
       2001.............................................................  20,023
       2002.............................................................  22,965
       2003.............................................................  66,082

5. Stockholder's Equity

 Stock Option Plan

  In November 1996, the Company implemented a nonqualified stock option plan (the Plan) in which certain members of the Company's management are eligible to participate. The term of the options runs for ten years, with options vesting 20% in each of the first five years of the option term. The exercise price for these options increases at a 10% annually compounded rate. Options become immediately exercisable upon a change of control of the Company, or at the discretion of the Company's Board of Directors. If the Company does not complete an initial public offering by January 1, 2001, option holders may agree with the Company to sell the shares under option to the Company at a fair market value price to be determined by the Board of Directors. However, the Company is not obligated to agree to any such repurchase under the terms of the Plan. In addition, the Company has certain repurchase rights under the Plan. Under the Plan, up to 1,500,000 options may be granted at the discretion of the Company's Board of Directors.

  The Company accounts for the options using the intrinsic value method outlined in APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, and because of the variable features of the Plan, the Company measures compensation cost as the difference between the exercise price of the options and the fair value of the shares under option at the end of each period, and recognizes compensation expense to provide for

                                ADVANSTAR, INC.

such difference. As of December 31, 1998, compensation expense of $3.4 million was recognized under the Plan. No compensation expense was recognized during 1996 or 1997 because the fair value of Holdings' shares was less than the exercise price of the related options. If the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123, a net loss on a pro forma basis would have been increased to $28.5 million or $1.93 loss per diluted share for fiscal year 1998. The Company's net income (loss) on a pro forma basis would have been unchanged from historical amounts for fiscal years 1997 and 1996.

  For purposes of computing compensation cost of stock options granted, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                       1998     1997     1996
                                                      -------  -------  -------
   Expected dividend yield...........................     --       --       --
   Expected stock price volatility...................    30.6%    32.4%    34.2%
   Risk-free interest rate...........................     5.6%     5.8%     6.0%
   Expected life of options.......................... 5 years  5 years  5 years

  A summary of stock option activity under the Plan is as follows:

                                                      Options   Weighted Average
                                                    Outstanding  Exercise Price
                                                    ----------- ----------------
   Outstanding at January 1, 1996..................       --            --
     Granted.......................................   623,700        $10.00
     Exercised.....................................       --            --
     Cancelled.....................................       --            --
   Outstanding at December 31, 1996................   623,700         10.00
     Granted.......................................   111,700         11.00
     Exercised.....................................       --            --
     Cancelled.....................................       --            --
   Outstanding at December 31, 1997................   735,400         11.64
     Granted.......................................   360,162         12.18
     Exercised.....................................       --            --
     Cancelled.....................................  (190,000)        11.73
   Outstanding at December 31, 1998................   905,562         12.83

  As of December 31, 1998, the outstanding stock options had a weighted-average exercise price of $12.83 and a weighted-average remaining contractual life of 8.7 years. 304,820 options were exercisable with a weighted-average exercise price of $12.83. The weighted average fair value of grants during 1998, as estimated using the Black-Scholes option pricing model, was $2.40 per option.

6. Postretirement and Other Employee Benefits

 Postretirement Benefits

  Prior to June 1, 1995, the Company maintained a plan whereby employees retiring from the Company on or after attaining age 62 who had rendered at least 20 years of service were entitled to postretirement medical coverage and life insurance. On June 1, 1995, as permitted by the provisions of the plan, the Company terminated the plan for all employees, except current retirees and active employees who were at least 57 years of age and will have 20 years of service upon reaching age 62. The accumulated postretirement benefit obligation for the unfunded plan is not material.

                                ADVANSTAR, INC.

 401(k) Plan

  The Company has an Employees' 401(k) Plan and Trust (the "Plan") available to employees of the Company and its domestic subsidiaries. All current and future domestic employees who have completed one year of service and are at least 21 years of age are eligible to participate in the Plan. The Company is required to make a matching contribution to the Plan and may, at its discretion, make discretionary contributions to the Plan. Eligible employees are vested 100% in their own contributions. Contributions made by the Company vest in equal installments over five years. Total contribution expense was $1.0 million, $0.9 million and $0.4 million for the years ended December 31, 1998 and 1997 and for the 7 months ended December 31, 1996, respectively.

7. Income Taxes

  The Company utilizes the liability method for calculating deferred income taxes, and deferred tax assets and liabilities are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities pursuant to the provisions of enacted tax laws. Significant components of the Company's deferred tax assets were as follows (in thousands):

                                                                 Year ended
                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              --------  -------
                                                               (in thousands)
   Deferred tax assets:
     Net operating loss carryforwards........................ $  8,510  $ 4,900
     Foreign tax credit carryforwards........................    1,159    1,042
     Charitable contribution carryover.......................       24        9
     Amortization of intangible assets.......................    4,620      305
     Postretirement benefits other than pension..............      307      467
     Depreciation............................................      508      572
     Stock option compensation...............................    1,290      --
     Other, primarily accrued expenses.......................      666      823
                                                              --------  -------
       Gross deferred tax assets.............................   17,084    8,118
   Deferred tax liabilities:
     Prepaid expenses........................................   (1,674)  (1,736)
                                                              --------  -------
   Valuation allowance.......................................  (15,410)  (6,382)
   Deferred income taxes..................................... $    --   $   --

  A valuation allowance has been provided because of the Company's history of operating losses. Net operating loss carry-forwards total $22.4 million at December 31, 1998, of which $1.2 million is subject to certain limitations. Net operating loss carry-forwards expire through 2012. The foreign tax credit carry-forwards substantially expire in 2001.

8. Commitments and Contingencies

 Leases

  The Company has long-term operating leases for office space and office equipment. The leases generally require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rentals. Building and equipment rent expense was $3.4, $3.0 and $2.6 million for 1998, 1997 and 1996,

                                ADVANSTAR, INC.

respectively. Future minimum lease commitments under operating leases with initial terms of one year or more are as follows (in thousands):

       1999............................................................. $ 4,490
       2000.............................................................   3,674
       2001.............................................................   2,845
       2002.............................................................   2,281
       2003.............................................................   1,710
       Thereafter.......................................................  18,510

 Employment Agreements

  Two senior executives of the Company entered into four-year employment agreements with Holdings dated as of July 1, 1996. Pursuant to the agreements, the executives are entitled to annual base salaries and annual bonuses based on the Company's EBITDA for any year. The agreements also provide for severance benefits equal to one year's base salary and benefits (and a pro rated bonus) upon termination of employment by Holdings without "cause" or by the executive for "good reason". The executives also entered into non-competition and confidentiality agreements with the Company. The non-compete period is one year after termination of employment unless employment is terminated by the Company without cause or by the executive for good reason, in which case the non-competition period is six months. During the non-competition period, the executives may not hire any employee of the Company or solicit any trade show or publishing business from a third party who has a relationship or contract with the Company. Compensation expense for these executives is included in general and administrative expense of the Company.

 Litigation

  The Company is a defendant in legal proceedings arising in the ordinary course of business. Although the outcome of these proceedings cannot presently be determined, in the opinion of management, disposition of these proceedings will not have a material effect on the results of operations or financial position of the Company.

9. Segments

  The Company has three reportable segments: trade shows and conferences, trade publications, and marketing services. The trade show and conference segment allows exhibitors a cost effective means to showcase and sell products and services while developing business relationships with many potential customers in a short time period. The Company's trade publications segment provides key new product and educational information to readers and allows advertisers to reach highly targeted and select business audiences. The marketing services segment offers customers mailing lists from the Company's subscriber and attendee databases; editorial and advertising reprints; direct mail postcards; and classified, recruitment and industry directory advertising.

                                ADVANSTAR, INC.

  The Company evaluates the performance of and allocates resources to, its segments based on gross profit. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales or transfers. Segment assets are primarily prepaid expenses and accounts receivables.

                                      Trade Shows           Corporate
                            Trade         and     Marketing    and
                         Publications Conferences Services    Other    Totals
                         ------------ ----------- --------- --------- --------
                                            (in thousands)
Year ended December 31,
 1998
Revenues................   $130,442    $113,066    $15,647  $    670  $259,825
Gross profit............     37,715      44,528      8,102       445    90,790
Segment assets..........     30,119      10,962      2,254   616,891   660,226
                           --------    --------    -------  --------  --------
Year ended December 31,
 1997
Revenues................   $111,611    $ 61,608    $13,900  $    537  $187,656
Gross profit............     33,801      19,799      7,180       537    61,317
Segment assets..........     21,337       7,761      1,832   267,567   298,497
                           --------    --------    -------  --------  --------
Seven months ended
 December 31, 1996
Revenues................   $ 60,636    $ 13,929    $ 7,929  $    226  $ 82,720
Gross profit............     19,649       4,954      4,331       226    29,160
Segment assets..........     18,827       3,055      1,625   253,666   277,173
                           ========    ========    =======  ========  ========

  Intangible assets represent 95.2%, 92.9% and 93.3% of corporate and other assets at December 31, 1998, 1997 and 1996, respectively.

  The reconciliation of total segment gross profit to consolidated pre-tax income for the years ended December 31, 1998 and 1997 and for the seven months ended December 31, 1996 are as follows:

                                                    1998      1997      1996
                                                  --------  --------  --------
                                                        (in thousands)
   Total segment gross profit.................... $ 90,790  $ 61,317  $ 29,160
   General and administrative expense............  (36,883)  (27,514)  (15,446)
   Depreciation and amortization.................  (51,331)  (27,290)  (15,053)
   Other expense.................................  (29,748)  (14,825)   (7,999)
                                                  --------  --------  --------
   Consolidated pre-tax loss..................... $(27,172) $ (8,312) $ (9,338)
                                                  ========  ========  ========

  Financial information relating to the Company's operations by geographic area for the years ended December 31, 1998 and 1997 and for the seven months ended December 31, 1996 are as follows:

Revenues

                                                         1998     1997    1996
                                                       -------- -------- -------
                                                            (in thousands)
   United States...................................... $225,104 $164,197 $72,066
   International......................................   34,721   23,459  10,654
                                                       -------- -------- -------
                                                       $259,825 $187,656 $82,720
                                                       ======== ======== =======

  Revenues are primarily attributed to countries based on the location of customers.

                                ADVANSTAR, INC.

Long-Lived Assets

                                                           At December 31,
                                                      --------------------------
                                                        1998     1997     1996
                                                      -------- -------- --------
                                                            (in thousands)
   United States..................................... $573,734 $257,057 $249,589
   International.....................................   27,619    3,734      381
                                                      -------- -------- --------
                                                      $601,353 $260,791 $249,970
                                                      ======== ======== ========

10. Supplemental Guarantor Condensed Consolidating Financial Statements

 Basis of presentation

  The Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by Communications' wholly-owned domestic subsidiaries and by Holdings. The subsidiary guarantors are Art Expositions International, Inc.; MAGIC; Magic Kids, Inc.; Applied Business TeleCommunications; and Expocon Management Associates, Inc. As of December 31, 1998, On Demand Marketing, Inc. and Technology Events Company, LLC, two former guarantor subsidiaries, were merged with and into Communications. The condensed consolidating financial statements of the guarantors are presented below and should be read in connection with the Consolidated Financial Statements of the Company. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the Company believes the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the guarantors.

  There are no significant restrictions on the ability of the Subsidiary Guarantors to make distributions to the Company. Condensed consolidating financial information has not been presented for 1997 and 1996 because the Company had no non-guarantor subsidiaries in 1997 and 1996.

                                ADVANSTAR, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              At December 31, 1998
                                 (in thousands)

                                                                                                       Non-
                                                                                       Guarantor    Guarantor
                       Holdings  Communications  Magic    MagicKids   ABC    Expocon  Subsidiaries Subsidiaries Elimination
                       --------  -------------- --------  --------- -------  -------  ------------ ------------ -----------
      ASSETS
 Current assets:
  Cash and cash
  equivalents.....     $    --      $  8,270    $   (108)  $    4   $     8  $  (372)   $   (468)    $ 6,214     $     --
  Accounts
  receivable,
  net.............          --        22,620         597      --        430    1,138       2,165       3,191           --
  Prepaid
  expenses........          --         7,818       3,600       54       190      451       4,295       2,671           --
  Intercompany
  receivable
  (payable).......          124      (22,330)     31,811    3,493    (1,189)  (2,181)     31,934      (9,604)         (124)
  Other...........          --         1,556         --       --        --       --          --          541           --
                       --------     --------    --------   ------   -------  -------    --------     -------     ---------
  Total current
  assets..........          124       17,934      35,900    3,551      (561)    (964)     37,926       3,013          (124)
                       --------     --------    --------   ------   -------  -------    --------     -------     ---------
 Property, plant
 and equipment,
 net..............          --        12,173         396       10        84      513       1,003         949
 Investments in
 subsidiaries.....      134,760      298,689         --       --        --       --          --          --       (433,449)
 Net intangible
 assets, net......          --       293,146     209,613      --     19,009   11,492     240,114      53,968           --
                       --------     --------    --------   ------   -------  -------    --------     -------     ---------
                       $134,884     $621,942    $245,909   $3,561   $18,532  $11,041    $279,043     $57,930     $(433,573)
                       --------     --------    --------   ------   -------  -------    --------     -------     ---------
  LIABILITIES AND
SAREHOLDER'SHEQUITY
 Current
 liabilities:
  Current portion
  of long-term
  debt............     $    --      $  8,253    $    --    $  --    $   --   $   --     $    --      $   --      $     --
  Accounts
  payable.........          124        9,109       1,439       27        48       17       1,531       2,671          (124)
  Deferred
  revenue.........          --        17,672      16,713      805     2,189    1,911      21,618       6,353           --
  Accrued
  liabilities.....          --        13,024       2,854      182       641       96       3,773       2,338           --
                       --------     --------    --------   ------   -------  -------    --------     -------     ---------
  Total current
  liabilities.....          124       48,058      21,006    1,014     2,878    2,024      26,922      11,362          (124)
                       --------     --------    --------   ------   -------  -------    --------     -------     ---------
 Long term debt,
 net of current
 maturities.......          --       418,615         --       --        --       --          --          --            --
 Other long term
 liabilities......          --         3,227         --       --        --       --          --          --            --
 Minority
 interest.........          --        17,282         --       --        --       --          --          --            --
 Shareholder
 interest
  Common stock....          167           10           1      --          2        1           4         332          (346)
  Capital in
  excess of par
  value...........      183,210      183,367     220,627    1,430    15,739    9,593     247,389      44,924      (475,680)
  Retained
  earnings
  (deficit).......      (47,745)     (47,745)      4,275    1,117       (87)    (577)      4,728       1,312        41,705
  Translation
  adjustment......         (872)        (872)        --       --        --       --          --          --            872
                       --------     --------    --------   ------   -------  -------    --------     -------     ---------
  Total
  shareholders'
  equity..........      134,760      134,760     224,903    2,547    15,654    9,017     252,121      46,568      (433,449)
                       --------     --------    --------   ------   -------  -------    --------     -------     ---------
                       $134,884     $621,942    $245,909   $3,561   $18,532  $11,041    $279,043     $57,930     $(433,573)
                       ========     ========    ========   ======   =======  =======    ========     =======     =========
                       Consolidated
                          Total
                       ------------
      ASSETS
 Current assets:
  Cash and cash
  equivalents.....       $ 14,016
  Accounts
  receivable,
  net.............         27,976
  Prepaid
  expenses........         14,784
  Intercompany
  receivable
  (payable).......            --
  Other...........          2,097
                       ------------
  Total current
  assets..........         58,873
                       ------------
 Property, plant
 and equipment,
 net..............         14,125
 Investments in
 subsidiaries.....            --
 Net intangible
 assets, net......        587,228
                       ------------
                         $660,226
                       ------------
  LIABILITIES AND
SAREHOLDER'SHEQUITY
 Current
 liabilities:
  Current portion
  of long-term
  debt............       $  8,253
  Accounts
  payable.........         13,311
  Deferred
  revenue.........         45,643
  Accrued
  liabilities.....         19,135
                       ------------
  Total current
  liabilities.....         86,342
                       ------------
 Long term debt,
 net of current
 maturities.......        418,615
 Other long term
 liabilities......          3,227
 Minority
 interest.........         17,282
 Shareholder
 interest
  Common stock....            167
  Capital in
  excess of par
  value...........        183,210
  Retained
  earnings
  (deficit).......        (47,745)
  Translation
  adjustment......           (872)
                       ------------
  Total
  shareholders'
  equity..........        134,760
                       ------------
                         $660,226
                       ============

                                ADVANSTAR, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
                         Year ended December 31, 1998
                                (in thousands)

                                                                                                     Non-
                                            Art                                      Guarantor    Guarantor
                   Holdings  Communications Expo  Magic  MagicKids  ABC    Expocon  Subsidiaries Subsidiaries Elimination
                   --------  -------------- ---- ------- --------- ------  -------  ------------ ------------ -----------
Net revenue......  $    --      $181,709    $--  $22,232  $1,999   $3,304  $8,165     $35,700      $42,416      $   --
                   --------     --------    ---- -------  ------   ------  ------     -------      -------      -------
Operating
 expenses
 Cost of sales
  and selling,
  editorial and
  circulation....       --       123,426     --    8,162     852    2,395   5,672      17,081       28,528          --
 General and
  administrative..      --        27,818     --    1,520      27      346     865       2,758        6,307          --
 Depreciation and
  amortization...       --        38,713     --    8,335       3      641   1,262      10,241        2,377          --
                   --------     --------    ---- -------  ------   ------  ------     -------      -------      -------
 Total operating
  expenses.......       --       189,957     --   18,017     882    3,382   7,799      30,080       37,212          --
                   --------     --------    ---- -------  ------   ------  ------     -------      -------      -------
Operating income
 (loss)..........       --        (8,248)    --    4,215   1,117      (78)    366       5,620        5,204          --
Other income
 (expense):
 Interest income
  (expense),
  net............       --       (27,602)    --       60     --       --                   60         (320)         --
 Other income
  (expense),
  net............       --         2,812     --              --         4    (888)       (884)      (3,854)         --
                   --------     --------    ---- -------  ------   ------  ------     -------      -------      -------
Income (loss)
 before income
 taxes...........       --       (33,038)    --    4,275   1,117      (74)   (522)      4,796        1,030          --
Provision for
 income tax......       --           288     --      --      --        13                  13          963          --
Minority interest
 in earnings.....       --            40     --      --      --       --      --          --           --           --
Equity in (loss)
 of
 subsidiaries....   (28,436)       4,850     --      --      --       --      --          --           --        23,586
                   --------     --------    ---- -------  ------   ------  ------     -------      -------      -------
Net income
 (loss)..........  $(28,436)    $(28,436)   $ -- $ 4,275  $1,117   $  (87) $ (522)    $ 4,783      $    67      $23,586
                   ========     ========    ==== =======  ======   ======  ======     =======      =======      =======
                   Consolidated
                      Total
                   ------------
Net revenue......    $259,825
                   ------------
Operating
 expenses
 Cost of sales
  and selling,
  editorial and
  circulation....     169,035
 General and
  administrative..     36,883
 Depreciation and
  amortization...      51,331
                   ------------
 Total operating
  expenses.......     257,249
                   ------------
Operating income
 (loss)..........       2,576
Other income
 (expense):
 Interest income
  (expense),
  net............     (27,862)
 Other income
  (expense),
  net............      (1,926)
                   ------------
Income (loss)
 before income
 taxes...........     (27,212)
Provision for
 income tax......       1,264
Minority interest
 in earnings.....          40
Equity in (loss)
 of
 subsidiaries....         --
                   ------------
Net income
 (loss)..........    $(28,436)
                   ============

                                ADVANSTAR, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         Year ended December 31, 1998
                                (in thousands)

                                                                                              Guarantor   Non-Guarantor
                   Holdings  Communications Art Expo   Magic    MagicKids   ABC     Expocon  Subsidiaries Subsidiaries
                   --------  -------------- -------- ---------  --------- --------  -------  ------------ -------------
Operating
Activities:
 Net income
 (loss)..........  $(28,436)   $ (28,436)    $ --    $   4,275   $ 1,117  $    (87) $  (522)  $   4,783     $     67
 Adjustments to
 reconcile net
 income (loss) to
 net cash
 provided by
 operating
 activities:
 Depreciation and
 amortization....       --        39,205       --        8,335         3       641    1,262      10,241        2,377
 Non cash Items..       --         6,305       --          --        --        --        20          20          --
 Change in
 working capital
 items...........       --      (248,081)      --      194,992    (1,784)   17,884    3,469     214,561       31,611
                   --------    ---------     -----   ---------   -------  --------  -------   ---------     --------
 Net cash
 provided by
 (used in)
 operating
 activities......   (28,436)    (231,007)              207,602      (664)   18,438    4,229     229,605       34,055
                   --------    ---------     -----   ---------   -------  --------  -------   ---------     --------
Investment
Activities:
 Net loss in
 investment in
 subsidiaries....    28,436          --        --          --        --        --       --          --           --
 Additions to
 property, plant
 and equipment,
 net.............       --         1,367       --         (171)       (5)      (49)    (446)       (671)        (518)
 Acquisitions of
 publications and
 trade shows.....       --       (99,093)      --     (207,539)      673   (18,381)  (3,838)   (229,085)     (30,261)
                   --------    ---------     -----   ---------   -------  --------  -------   ---------     --------
 Net cash
 provided by
 (used in)
 investing
 activities......    28,436      (97,726)      --     (207,710)      668   (18,430)  (4,284)   (229,756)     (30,779)
                   --------    ---------     -----   ---------   -------  --------  -------   ---------     --------
Financing
Activities:
 Proceeds from
 sale of common
 stock and
 capital
 contributions
 and other.......       --        70,980       --          --        --        --       --          --           --
 Dividends paid
 to minority
 interest
 holders.........       --           --        --          --        --        --       --          --        (1,000)
 Borrowings of
 long-term debt,
 net.............       --       262,620       --          --        --        --       --          --           --
                   --------    ---------     -----   ---------   -------  --------  -------   ---------     --------
 Net cash
 provided by
 (used in)
 financing
 activities......       --       333,600       --          --        --        --       --          --        (1,000)
                   ========    =========     =====   =========   =======  ========  =======   =========     ========
NET INCREASE
(DECREASE) IN
CASH AND CASH
EQUIVALENTS:.....       --         4,867       --         (108)        4         8      (55)       (151)       2,276
CASH AND CASH
EQUIVALENTS,
beginning of
period:..........       --         3,403       --          --        --        --      (317)       (317)       3,938
                   --------    ---------     -----   ---------   -------  --------  -------   ---------     --------
CASH AND CASH
EQUIVALENTS, end
of period:.......  $    --     $   8,270     $ --    $    (108)  $     4  $      8  $  (372)  $    (468)    $  6,214
                   ========    =========     =====   =========   =======  ========  =======   =========     ========
                               Consolidated
                   Elimination    Total
                   ----------- ------------
Operating
Activities:
 Net income
 (loss)..........    $23,586    $ (28,436)
 Adjustments to
 reconcile net
 income (loss) to
 net cash
 provided by
 operating
 activities:
 Depreciation and
 amortization....        --        51,823
 Non cash Items..        --         6,325
 Change in
 working capital
 items...........      4,850        2,941
                   ----------- ------------
 Net cash
 provided by
 (used in)
 operating
 activities......     28,436       32,653
                   ----------- ------------
Investment
Activities:
 Net loss in
 investment in
 subsidiaries....    (28,436)         --
 Additions to
 property, plant
 and equipment,
 net.............        --           178
 Acquisitions of
 publications and
 trade shows.....        --      (358,439)
                   ----------- ------------
 Net cash
 provided by
 (used in)
 investing
 activities......    (28,436)    (358,261)
                   ----------- ------------
Financing
Activities:
 Proceeds from
 sale of common
 stock and
 capital
 contributions
 and other.......        --        70,980
 Dividends paid
 to minority
 interest
 holders.........        --        (1,000)
 Borrowings of
 long-term debt,
 net.............        --       262,620
                   ----------- ------------
 Net cash
 provided by
 (used in)
 financing
 activities......        --       332,600
                   =========== ============
NET INCREASE
(DECREASE) IN
CASH AND CASH
EQUIVALENTS:.....        --         6,992
CASH AND CASH
EQUIVALENTS,
beginning of
period:..........        --         7,024
                   ----------- ------------
CASH AND CASH
EQUIVALENTS, end
of period:.......    $   --     $  14,016
                   =========== ============

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Advanstar, Inc.

                                                 /s/ Robert L. Krakoff
Date: March 31, 1999                      By: _________________________________
                                                     Robert L. Krakoff
                                              Chairman of the Board and Chief
                                                     Executive Officer

                       POWER OF ATTORNEY AND SIGNATURES

  We, the undersigned officers and directors of Advanstar, Inc., hereby severally constitute and appoint Robert L. Krakoff, James M. Alic and David W. Montgomery, and each of them singly, our true and lawful attorneys, with the power to them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Advanstar, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 31st day of March 1999.

                 Signature                                   Title(s)
                 ---------                                   --------

         /s/ Robert L. Krakoff              Chairman of the Board and Chief Executive
___________________________________________  Officer (Principal Executive Officer)
             Robert L. Krakoff

        /s/ David W. Montgomery             Vice President--Finance, Chief Financial
___________________________________________  Officer and Secretary (Principal Financial
            David W. Montgomery              Officer and Principal Accounting Officer)

           /s/ James M. Alic                Director
___________________________________________
               James M. Alic

        /s/ Kenneth T. Berliner             Director
___________________________________________
            Kenneth T. Berliner

         /s/ Mitchell R. Cohen              Director
___________________________________________
             Mitchell R. Cohen

         /s/ John M. Pasquesi               Director
___________________________________________
             John M. Pasquesi

                                                                    Schedule II

                                ADVANSTAR, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                            Additions
                                      ---------------------
                          Balance at  Charged to Charged to
                         beginning of costs and    other                  Balance at end
                            period     expenses   accounts  Deductions      of period
                         ------------ ---------- ---------- ----------    --------------
Year ended December 31,
 1998:
  Allowance for doubtful
   accounts.............  $  553,000  $1,148,000            $1,126,000(1)    $575,000
Year ended December 31,
 1997:
  Allowance for doubtful
   accounts.............  $  541,000  $  807,000            $  795,000(1)    $553,000
Year ended December 31,
 1996:
  Allowance for doubtful
   accounts.............  $1,700,000                        $1,059,000(2)    $541,000

--------
(1) Uncollectible accounts written off.
(2) Includes $898,000 of uncollectible accounts written off, and $261,000 as an adjustment to reduce the balance of the allowance for doubtful accounts.