Form 10-Q
period 1999-03-31
ADVANSTAR INC
filed 1999-05-14
CIK 1064243

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -----------------------------

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

     For the Quarterly Period Ended: March 31, 1999

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

     For the transition period from _________________ to   _____________________

                       Commission File Number: 333-57201

                                Advanstar, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  94-3243499
     -------------------------------                  -------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)


     545 Boylston Street, Boston, Massachusetts             02116
     ------------------------------------------           ----------
     (Address of principal executive offices)             (Zip Code)


                                (617) 267-6500
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X            No
             _____            _____

As of May 14, 1999, 33,630,000 shares of the Registrant's common stock were outstanding.

PART I      Financial Information

Item 1.     Financial Statements:

                                                                    Page in this
                                                                     Quarterly
                                                                       Report
                                                                    ------------
Condensed Consolidated Balance Sheets at March 31, 1999
  (unaudited) and December 31, 1998...................................   F-2

Condensed Consolidated Statements of Operations (unaudited) for the
  three months ended March 31, 1999 and 1998..........................   F-3

Condensed Consolidated Statements of Cash Flows (unaudited) for the
  three months ended March 31, 1999 and 1998..........................   F-4

Notes to Consolidated Financial Statements............................   F-5


Item 2.     Management's Discussion and Analysis of  Financial
            Condition and Results of Operations.......................     1

PART II     Other Information

Item 2.     Changes in Securities and Use of Proceeds.................     7

Item 4.     Submissions of Matters to a Vote of Security Holders......     7

Item 6(a).  Exhibits..................................................     7

Item 6(b).  Reports on Form 8-K.......................................     7

            Signature.................................................     8

            Exhibit Index.............................................     9

            Exhibits..................................................

                                ADVANSTAR, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                           March 31,     December 31,
                                                                                             1999            1998
                                                                                           ---------     ------------
                                        ASSETS                                            (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents............................................................     $ 12,930        $ 14,016
  Accounts receivable, net.............................................................       26,412          27,976
  Prepaid expenses.....................................................................       11,860          14,784
  Other................................................................................        1,912           2,097
                                                                                            --------        --------
     Total current assets..............................................................       53,114          58,873
                                                                                            --------        --------

PROPERTY, PLANT AND EQUIPMENT, net.....................................................       13,897          14,125
                                                                                            --------        --------
GOODWILL AND INTANGIBLE ASSETS, net....................................................      576,327         587,228
                                                                                            --------        --------
     Total Assets......................................................................     $643,338        $660,226
                                                                                            ========        ========


                          LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt.................................................     $ 10,609        $  8,253
  Accounts payable.....................................................................       15,682          13,311
  Accrued liabilities..................................................................       19,994          19,135
  Deferred revenue.....................................................................       26,380          45,643
                                                                                            --------        --------
     Total current liabilities.........................................................       72,665          86,342
                                                                                            --------        --------
LONG-TERM DEBT, net of current maturities..............................................      408,384         418,615
OTHER LONG-TERM LIABILITIES............................................................        2,086           3,227
MINORITY INTEREST......................................................................       17,675          17,282
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
  Common stock, $.01 par value; 40,000 shares authorized; 33,630 and 33,466 shares
    issued and outstanding at March 31, 1999 and December 31, 1998, respectively.......          336             335
  Capital in excess of par.............................................................      186,038         183,042
  Accumulated deficit..................................................................      (39,596)        (47,745)
  Accumulated other comprehensive loss.................................................       (4,250)           (872)
                                                                                            --------        --------
     Total stockholder's equity........................................................      142,528         134,760
                                                                                            --------        --------
                                                                                            $643,338        $660,226
                                                                                            ========        ========

 The accompanying notes to financial statements are an integral part of these consolidated statements.

                                ADVANSTAR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data - Unaudited)

                                                           Three Months Ended
                                                                March 31,

                                                            1999        1998
                                                         -----------------------
Net revenue.............................................   $99,084     $62,063
                                                           -------     -------
Operating expenses:
      Cost of production................................    20,515      13,189
      Selling, editorial and circulation................    37,956      26,412
      General and administrative........................    13,129       8,207
      Depreciation and amortization.....................    10,378       6,236
                                                           -------     -------
            Total operating expenses....................    81,978      54,044
                                                           -------     -------
Operating income........................................    17,106       8,019
Other income (expense)
      Interest expense, net.............................    (8,827)     (3,814)
        Other income (expense), net.....................       (15)        (14)
                                                           -------     -------
Income before income taxes and minority interest........     8,264       4,191
Provision for income taxes..............................      (494)        (54)
Minority interest in losses of subsidiary...............       379         304
                                                           -------     -------
Net income..............................................   $ 8,149     $ 4,441
                                                           =======     =======
Earnings per share
       Basic and diluted................................   $  0.24     $  0.20
                                                           =======     =======
Weighted average shares outstanding
       Basic............................................    33,494      21,800
       Diluted..........................................    34,486      21,800

 The accompanying notes to financial statements are an integral part of these consolidated statements.

                                ADVANSTAR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands - Unaudited)

                                                                       Three Months Ended
                                                                            March 31,

                                                                       1999           1998
                                                               ---------------------------------
OPERATING ACTIVITIES
 Net income....................................................     $  8,149       $  4,441
 Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization................................       10,524          6,347
  Non-cash interest............................................          266            238
  Non-cash stock compensation..................................        2,997             --
  (Gain) loss on sales of assets and other.....................          396           (304)
  Changes in operating assets and liabilities..................      (12,603)        (7,353)
                                                                    --------       --------
    Net cash provided by operating activities..................        9,729          3,369
                                                                    --------       --------
INVESTING ACTIVITIES
     Additions to property, plant and equipment................         (791)        (1,240)
 Change in notes receivable....................................          102             47
 Acquisition of publications and trade shows, net..............       (2,621)       (25,901)
 Proceeds from sale of publishing and other assets.............           13             30
                                                                    --------       --------
   Net cash used in investing activities.......................       (3,297)       (27,064)
                                                                    --------       --------
FINANCING ACTIVITIES
 Net proceeds from (payments on) revolving credit loan.........       (7,000)        26,500
 Payments of long-term debt....................................         (885)        (3,726)
                                                                    --------       --------
    Net cash provided by (used in)  financing activities.......       (7,885)        22,774
                                                                    --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH........................          367           (168)
NET DECREASE IN CASH AND CASH EQUIVALENTS......................       (1,086)        (1,089)
CASH AND CASH EQUIVALENTS, beginning of period.................       14,016          7,024
                                                                    --------       --------
CASH AND CASH EQUIVALENTS, end of period.......................     $ 12,930       $  5,935
                                                                    ========       ========

 The accompanying notes to financial statements are an integral part of these consolidated statements.

                                ADVANSTAR, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Basis of Presentation

  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Advanstar, Inc. (the Company) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the related notes, included in the Company's Form 10-K. The results of operations for the period ended March 31, 1999, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1999.

2.   Stock Split

  On April 20, 1999, the Company's Board of Directors approved a two-for-one stock split, which was effected as a stock dividend. On April 21, 1999, the stockholders were issued one additional share of Common Stock for each share of Common Stock held on the record date of April 20, 1999. All references to the number of common shares and per share amounts have been adjusted to reflect the stock split on a retroactive basis.

3.   Earnings Per Share

  Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share".

  The following table is a reconciliation of the earnings numerator and the weighted-average shares denominator used in the calculations of basic and diluted earnings per share:

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                             1999        1998
                                                            ------      ------
                                                          (in thousands, except
                                                              per share data)
Net income
     Basic and diluted earnings per share................   $ 8,149     $ 4,441
Weighted Average Share
     Basic...............................................    33,494      21,800
     Adjustments for dilutive securities:
           Employee stock options........................       992           -
                                                            -------     -------
     Diluted.............................................    34,486      21,800
                                                            =======     =======
Earnings per share, basic and diluted....................   $  0.24     $  0.20
                                                            =======     =======

4.   Debt

 Amended Credit Facility

  In August 1998, the Company amended its credit facility. The Amended Credit Facility consists of three components: Tranche A, a 5 1/2 -year term loan in an aggregate principal amount equal to $100.0 million; Tranche B, a 7-year term loan in an aggregate principal amount equal to $150.0 million; and a 5 1/2 - year revolving credit facility in the maximum amount of $60.0 million. In addition, the Company has purchased interest rate cap agreements for a notional amount of $75.0 million to fix its interest rate exposure at 8.0-8.5%.

                                ADVANSTAR, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

  The Amended Credit Facility contains certain restrictive financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. The Company was in compliance with all covenants as of March 31, 1999.

 Senior Subordinated Notes

   The senior subordinated notes (Notes) issued in conjunction with the MAGIC acquisition are unsecured obligations of Advanstar Communications, Inc., (Communications) a wholly-owned subsidiary or the Company, limited to $150.0 million aggregate principal amount, and will mature on May 1, 2008. Each Note bears interest at 9 1/4 %, payable semiannually. The Notes are redeemable at Communications' option after May 1, 2003 through April 30, 2006 at specified premiums, and at par thereafter. A portion of the Notes may be redeemed at a premium prior to May 1, 2001 with proceeds of certain equity offerings made by the Company, and the Notes may also be redeemed at a premium prior to May 1, 2003 upon a qualifying change of control of the Company.

  Restrictive financial covenants under the Notes include a minimum fixed charge coverage ratio and limitations on certain asset dispositions and dividend, distribution, and other restricted payments. The Company was in compliance with all covenants as of March 31, 1999.

  Long-term debt consists of the following:

                                                                                       March 31,    December 31.
                                                                                          1999          1998
                                                                                    ---------------------------
                                                                                           (in thousands)
   Tranche A term loan, interest at LIBOR plus 2.25%, 7.19% at March 31, 1999
       due October 31, 2003......................................................        $ 97,794      $ 98,529
   Tranche B term loan, interest at LIBOR plus 2.50%, 7.44% at March 31, 1999
       due April 30, 2005........................................................         149,550       149,700
   Revolving credit loan, interest at LIBOR plus 2.25%, 7.19% at March 31, 1999
       due October 31, 2003......................................................          22,000        29,000
   Senior subordinated notes at 9.25%, due May 31, 2008, Net of discount.........         149,649       149,639
                                                                                         --------      --------
                                                                                          418,993       426,868
   Less-Current maturities.......................................................         (10,609)       (8,253)
                                                                                         --------      --------
                                                                                         $408,384      $418,615
                                                                                         ========      ========

                                ADVANSTAR, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

5.   Comprehensive Income

  The table below presents comprehensive income, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders.

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                               1999       1998
                                                              ------     ------
                                                                (in thousands)
        Net income (loss).................................   $ 8,149    $ 4,441
        Change in cumulative translation adjustment.......    (3,378)      (168)
                                                             -------    -------

       Comprehensive income (loss).......................    $ 4,771    $ 4,273
                                                             -------    -------

6.   Segment Information

                                                            Trade Shows             Corporate
                                                 Trade          and      Marketing     and
                                              Publications  Conferences  Services     Other       Totals
                                              ------------  -----------  ---------  ---------  ------------
                                                                     (in thousands)
Three months ended March 31, 1999
Revenues...............................            $33,272      $61,573     $4,084   $    155      $ 99,084
Gross profit...........................              6,872       32,101      1,630         10        40,613
Segment assets.........................             28,549        8,146      2,133    604,510       643,338
                                                   -------      -------     ------   --------      --------
Three months ended March 31, 1998
Revenues...............................             26,132       32,302      3,395        234        62,063
Gross profit...........................              5,195       15,714      1,407        146        22,462
Segment assets.........................             20,169        4,825      1,662    303,167       329,823
                                                   -------      -------     ------   --------      --------

  Intangible assets represent 95.3% and 93.3% of corporate and other assets at March 31, 1999 and 1998, respectively.

  The reconciliation of total segment gross profit to consolidated pre-tax income for the three months ended March 31, 1999 and 1998 is as follows:

                                                 March 31,       March 31,
                                                   1999            1998
                                               ------------    ------------
                                                      (in thousands)
  Total segment gross profit................     $ 40,613        $22,462
  General and administrative expense........      (13,129)        (8,207)
  Depreciation and amortization.............      (10,378)        (6,236)
  Other expense.............................       (8,842)        (3,828)
                                                 --------        -------
  Consolidated income before minority
         interest and taxes.................     $  8,264        $ 4,191
                                                 ========        =======

                                ADVANSTAR, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

7.   Supplemental Guarantor Condensed Consolidating Financial Statements

 Basis of presentation

  The Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by Communications' wholly-owned domestic subsidiaries and by the Company. Communications is the only direct subsidiary of the Company and is wholly-owned by the Company. The subsidiary guarantors are Art Expositions International, Inc.; MAGIC; Applied Business TeleCommunications; and Expocon Management Associates, Inc. Communications, the subsidiary guarantors and the non-guarantor subsidiaries comprise all of the direct and indirect subsidiaries of the Company. The condensed consolidating financial statements of the guarantors are presented below and should be read in connection with the Consolidated Financial Statements of the Company. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the Company believes the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the guarantors and management has determined that such information is not material to investors.

  There are no significant restrictions on the ability of the Subsidiary Guarantors to make distributions to the Company.

                                ADVANSTAR, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               At March 31, 1999
                          (in thousands - Unaudited)

                                                 Company   Communications    Magic        ABC      Expocon
                                               ----------  --------------  ----------  ---------  ---------
                   ASSETS
Current assets:
 Cash and cash equivalents................      $     --      $  6,156     $   116    $     6    $   (11)
 Accounts receivable, net.................            --        22,946        (124)       (24)       (41)
 Prepaid expenses.........................            --         6,033       1,877         69        793
 Intercompany receivable (payable)........            99       (30,071)     38,769       (219)       345
 Other....................................            --         1,600          --         --         --
                                               ----------     --------    --------    -------    -------
  Total current assets....................            99         6,664      40,638       (168)     1,086
                                               ----------     --------    --------    -------    -------
Property, plant and equipment, net........            --        12,140         359         41        489
Investments in subsidiaries...............       142,528       311,986          --         --         --
Net intangible assets, net................            --       287,514     206,884     18,020     11,184
                                               ----------     --------    --------    -------    -------
                                                $142,627      $618,304    $247,881    $17,893    $12,759

LIABILITIES AND
STOCKHOLDER'S EQUITY

Current liabilities:
 Current portion of long-term debt........      $     --      $ 10,609    $     --    $    --    $    --
 Accounts payable.........................           124         8,307       3,171        194         --
 Deferred revenue.........................            --        14,193       1,390      1,793      4,592
 Accrued liabilities......................           (25)       14,522       2,481        599         73
                                               ----------     --------    --------    -------    -------
  Total current liabilities...............            99        47,631       7,042      2,586      4,665
                                               ----------     --------    --------    -------    -------
Long term debt, net of current maturities.            --       408,384          --         --         --
Other long term liabilities...............            --         2,086          --         --         --
Minority interest.........................            --        17,675          --         --         --
Stockholder interest
 Common stock.............................           336            10           1          2          1
 Capital in excess of par value...........       186,038       186,364     220,627     15,739      9,593
 Retained earnings (deficit)..............       (39,596)      (39,596)     20,211       (434)    (1,500)
 Translation adjustment...................        (4,250)       (4,250)         --         --         --
                                               ----------     --------    --------    -------    -------
  Total stockholder's equity..............       142,528       142,528     240,839     15,307      8,094
                                               ----------     --------    --------    -------    -------
                                                $142,627      $618,304    $247,881    $17,893    $12,759
                                               ==========     ========    ========    =======    =======

                                                                   Non-
                                                  Guarantor      Guarantor                  Consolidated
                                                Subsidiaries   Subsidiaries   Elimination       Total
                                               -------------  -------------  ------------  -------------
                   ASSETS
Current assets:
 Cash and cash equivalents.................    $     111        $ 6,663     $      --       $ 12,930
 Accounts receivable, net..................         (189)         3,655            --         26,412
 Prepaid expenses..........................        2,739          3,088            --         11,860
 Intercompany receivable (payable).........       38,895         (8,824)          (99)            --
 Other.....................................           --            312            --          1,912
                                                --------        -------     ---------       --------
  Total current assets.....................       41,556          4,894           (99)        53,114
                                                --------        -------     ---------       --------
Property, plant and equipment, net.........          889            868                       13,897
Investments in subsidiaries................           --             --      (454,514)            --
Net intangible assets, net.................      236,088         52,725            --        576,327
                                                --------        -------     ---------       --------
                                                $278,533        $58,487     $(454,613)      $643,338
                                                --------        -------     ---------       --------
LIABILITIES AND
STOCKHOLDER'S EQUITY
Current liabilities:
 Current portion of long-term debt........      $     --        $    --     $      --       $ 10,609
 Accounts payable.........................         3,365          4,010          (124)        15,682
 Deferred revenue.........................         7,775          4,412            --         26,380
 Accrued liabilities......................         3,153          2,319            25         19,994
                                                --------        -------     ---------       --------
  Total current liabilities...............        14,293         10,741           (99)        72,665
                                                --------        -------     ---------       --------
Long term debt, net of current maturities.            --             --            --        408,384
Other long term liabilities...............            --             --            --          2,086
Minority interest.........................            --             --            --         17,675
Stockholder interest
 Common stock.............................             4            332          (346)           336
 Capital in excess of par value...........       245,959         45,861      (478,184)       186,038
 Retained earnings (deficit)..............        18,277          1,553        19,766        (39,596)
 Translation adjustment...................            --             --         4,250         (4,250)
                                                --------        -------     ---------       --------
  Total stockholder's equity..............       264,240         47,746      (454,514)       142,528
                                                --------        -------     ---------       --------
                                                $278,533        $58,487     $(454,613)      $643,338
                                                ========        =======     =========       ========

                                ADVANSTAR, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
                       Three Months Ended March 31, 1999
                          (in thousands - Unaudited)

                                                                         Art
                                          Company     Communications     Expo     Magic      ABC    Expocon
                                          --------    --------------  ---------  -------   -------  -------
Net revenue..........................      $   --        $57,969       $   --    $27,683    $  829   $  --
                                          --------       -------       ------    -------    ------   -----
Operating expenses
 Cost of sales and selling, editorial
  and circulation....................          --         38,740           --      9,522       942     428
 General and administrative..........          --         11,236           --        569        --     163
 Depreciation and amortization.......          --          6,287           --      2,774       234     332
                                          --------       -------       ------    -------    ------   -----
  Total operating expenses...........          --         56,263           --     12,865     1,176     923
                                          --------       -------       ------    -------    ------   -----

Operating income (loss)..............          --          1,706           --     14,818      (347)   (923)
Other income (expense):
 Interest income (expense), net......          --         (8,518)          --          1        --      --
 Other income (expense), net.........          --            813           --         --        --      --
                                          --------       -------       ------    -------    ------   -----
Income (loss) before income taxes....          --         (5,999)          --     14,819      (347)   (923)
Provision for income tax.............          --            (21)          --         --        --      --
Minority interest in earnings........          --            379           --         --        --      --
Equity in (loss) of subsidiaries.....       8,149         13,790           --         --        --      --
                                          --------       -------       ------    -------    ------   -----
Net income (loss)....................      $8,149        $ 8,149       $   --    $14,819    $ (347)  $(923)
                                          ========       =======       ======    =======    ======   =====

                                                            Non-
                                            Guarantor     Guarantor                  Consolidated
                                          Subsidiaries  Subsidiaries   Elimination       Total
                                          ------------  ------------   -----------   ------------
Net revenue...........................       $28,512       $12,603       $     --       $99,084
                                             -------       -------       --------       -------
Operating expenses
 Cost of sales and selling, editorial
  and circulation.....................        10,892         8,839             --        58,471
 General and administrative...........           732         1,161             --        13,129
 Depreciation and amortization........         3,340           751             --        10,378
                                             -------       -------       --------       -------
  Total operating expenses............        14,964        10,751             --        81,978
                                             -------       -------       --------       -------

Operating income (loss)...............        13,548         1,852             --        17,106
Other income (expense):
 Interest income (expense), net.......             1          (310)            --        (8,827)
 Other income (expense), net..........            --          (828)            --           (15)
                                             -------       -------       --------       -------
Income (loss) before income taxes.....        13,549           714             --         8,264
Provision for income tax..............            --          (473)            --          (494)
Minority interest in earnings.........            --            --             --           379
Equity in (loss) of subsidiaries......            --            --        (21,939)           --
                                             -------       -------       --------       -------
Net income (loss).....................       $13,549       $   241       $(21,939)      $ 8,149
                                             =======       =======       ========       =======

                                ADVANSTAR, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       Three Months Ended March 31, 1999
                          (in thousands - Unaudited)

                                               Company      Communications     Art Expo    Magic      ABC
                                               --------     --------------     --------    -----      ---
Operating Activities:
 Net income (loss)......................       $ 8,149         $  8,149          $  --   $ 14,819    $(347)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization.........            --            6,433             --      2,774      234
  Non cash Items........................            --            3,659             --         --       --
  Change in working capital
  items.................................            --          (11,741)            --    (17,346)    (644)
                                               -------         --------         ------   --------    -----
  Net cash provided by (used in)
  operating activities..................         8,149            6,500             --        247     (757)
                                               -------         --------         ------   --------    -----
Investment Activities:
 Net loss in investment in
  subsidiaries..........................        (8,149)              --             --         --       --
 Additions to property, plant and
  equipment, net........................            --             (642)            --         --       --
 Acquisitions of publications and
  trade shows...........................            --             (454)            --        (27)     755
                                               -------         --------         ------   --------    -----
  Net cash provided by (used in)
  investing activities..................        (8,149)          (1,096)            --        (27)     755
                                               -------         --------         ------   --------    -----
Financing Activities:
 Proceeds from sale of common
  stock and capital contributions
  and other.............................            --               --             --         --       --
 Dividends paid to minority interest
  holders...............................            --               --             --         --       --
 Borrowings of long-term debt,
  net...................................            --           (7,885)            --         --       --
                                               -------         --------         ------   --------    -----
  Net cash provided by (used in)
  financing activities..................            --           (7,885)            --         --       --
                                               =======         ========         ======   ========    =====
EFFECT OF EXCHANGE RATE ON CASH                                     367
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS:..................            --           (2,114)            --        220       (2)
CASH AND CASH EQUIVALENTS,
 beginning of period:...................            --            8,270             --       (104)       8
                                               -------         --------         ------   --------    -----
CASH AND CASH EQUIVALENTS,
 end of period:.........................       $    --         $  6,156          $  --   $    116    $   6
                                               =======         ========         ======   ========    =====

                                                                            Non-
                                                           Guarantor      Guarantor                    Consolidated
                                               Expocon   Subsidiaries   Subsidiaries    Elimination        Total
                                               -------   ------------   ------------    ------------   -------------
Operating Activities:
 Net income (loss)......................       $(923)      $ 13,549        $   241       $(21,939)      $  8,149
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization.........         332           3,340           751            --         10,524
  Non cash Items........................          --              --            --            --          3,659
  Change in working capital
  items.................................         954         (17,036)        2,384        13,790        (12,603)
                                               -----        --------        ------       -------       --------
  Net cash provided by (used in)
  operating activities..................         363            (147)        3,376        (8,149)         9,729
                                               -----        --------        ------       -------       --------
Investment Activities:
 Net loss in investment in
  subsidiaries..........................          --              --            --         8,149             --
 Additions to property, plant and
  equipment, net........................          (2)             (2)         (134)           --           (778)
 Acquisitions of publications and
  trade shows...........................          --             728        (2,793)           --         (2,519)
                                               -----        --------        ------       -------       --------
  Net cash provided by (used in)
  investing activities..................          (2)            726        (2,927)        8,149         (3,297)
                                               -----        --------        ------       -------       --------
Financing Activities:
 Proceeds from sale of common
  stock and capital contributions
  and other.............................          --             --            --            --              --
 Dividends paid to minority interest
  holders...............................          --             --            --            --              --
 Borrowings of long-term debt,
  net...................................          --             --            --            --          (7,885)
                                               -----        --------        ------       -------       --------
  Net cash provided by (used in)
  financing activities..................          --             --            --            --          (7,885)
                                               =====        ========        ======       =======       ========
EFFECT OF EXCHANGE RATE ON CASH                                                                             367
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS:..................         361             579           449           --          (1,086)
CASH AND CASH EQUIVALENTS,
 beginning of period:...................        (372)           (468)        6,214           --          14,016
                                               -----        --------        ------       -------       --------
CASH AND CASH EQUIVALENTS,
 end of period:.........................       $ (11)       $    111       $ 6,663       $   --         $12,930
                                               =====        ========        ======       =======       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:
General

     Advanstar is a worldwide provider of integrated, business-to-business marketing communications products and services for targeted industry sectors, principally through trade shows and conferences and through controlled circulation trade, business and professional magazines. We also provide a broad range of other marketing services products, including classified advertising, direct mail services, reprints, database marketing, directories, guides and reference books.

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

     Trade shows and conferences accounted for 62.1% and 52.0% of total revenue for the three months ended March 31, 1999 and 1998, respectively. Publications accounted for 33.6% and 42.1% of total revenue for the three months ended March 31, 1999 and 1998, respectively. Marketing services accounted for 4.3% and 5.8% of total revenue for the three months ended March 31, 1999 and 1998, respectively. On a relative basis, our revenue reaches its highest levels during the first and third quarters of the year largely due to the timing of the MAGIC trade shows and our other large trade shows and conferences. Because trade shows and conferences revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

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

Selected Financial Data

     The following table sets forth selected statements of operations and other financial data.

     We define "EBITDA" as operating income plus amortization and depreciation. EBITDA does not represent, and should not be considered to be, an alternative to net income or cash flow from operations as determined in accordance with GAAP, and our calculation thereof may not be comparable to that reported by other companies. We believe that EBITDA provides useful information regarding our ability to service and/or incur indebtedness and is used by many other companies. Our lenders have indicated that the amount of indebtedness we will be permitted to incur will be based, in part, on our EBITDA. EBITDA does not take into account our working capital requirements, debt service requirements and other commitments. Accordingly, EBITDA is not necessarily indicative of amounts that may be available to us for discretionary uses.

To calculate EBITDA for the three months ended March 31, 1999 and 1998, we adjusted operating income by $0.2 million and $0.3 million, respectively, to reflect minority interest.
                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              1999        1998
                                                            ---------   --------
                                                               (in thousands)
Net revenue
  Trade shows and conferences.............................  $61,573     $32,302
  Publications............................................   33,272      26,132
  Marketing services and other............................    4,239       3,629
                                                            -------     -------
     Total net revenues...................................   99,084      62,063
Production, selling and other direct expenses
  Trade shows and conferences.............................   29,472      16,588
  Publications............................................   26,400      20,937
  Marketing services and other............................    2,599       2,076
                                                            -------     -------
     Total production, selling and other direct expenses..   58,471      39,601
General and administrative expenses.......................   10,854       8,791
Non-cash stock option compensation........................    2,997          --
Amortization..............................................    9,656       5,652
                                                            -------     -------
     Operating income.....................................   17,106       8,019
Other income (expense):
  Interest expense (net)..................................   (8,827)     (3,814)
  Other income (expense)..................................      364         290
Provision for income taxes................................      494          54
                                                            -------     -------
Net income................................................  $ 8,149     $ 4,441
                                                            =======     =======
EBITDA....................................................  $27,807     $14,670

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

Revenue

     Revenue increased $37.0 million or 59.7% from $62.1 million for the first three months of 1998 to $99.1 million for the comparable period in 1999.

     Revenue from trade shows and conferences increased $29.3 million or 90.6% from $32.3 million for the first three months of 1998 to $61.6 million for the first three months of 1999. The increase in revenue was attributable to acquisitions and new launches, such as MAGIC and iEC Europe and the growth in our existing product portfolio. Acquisitions that we completed after March 31, 1998 accounted for 47.2% of our total revenue from trade shows and conferences for the first three months of 1999 and new launches after March 31, 1998 accounted for 4.1%. In 1998 Advanstar acquired MAGIC, TeleCon, Telexpo, SCANTECH and eight other trade shows and conferences.

     Revenue from publications increased $7.2 million or 27.3% from $26.1 million for the first three months of 1998 to $33.3 million for the first three months of 1999. The increase in revenue was attributable primarily to acquisitions that we made in 1998 and a modest increase in 1998 of advertising pages and advertising revenue per page. Acquisitions that we completed after March 31, 1998 accounted for 23.6% of total revenue from publications for the first three months of 1999 and new launches after March 31, 1998 accounted for 1.3%. In 1998, Advanstar acquired Travel Agent and six other trade publications, including TeleProfessional and Post.

     Revenue from marketing services increased $0.6 million or 16.8% from $3.6 million for the first three months of 1998 to $4.2 million for the first three months of 1999. Growth in revenue from list rentals, classified advertising and books was primarily responsible for the increase.

Production, selling and other direct expenses

     Production, selling and other direct expenses increased $18.9 million or 47.7% from $39.6 million for the first three months of 1998 to $58.5 million for the first three months of 1999.

     Trade shows and conferences production, selling and other direct expenses increased $12.9 million or 77.7% from $16.6 million for the first three months of 1998 to $29.5 million for the first three months of 1999. This increase was primarily due to increases in operation, promotion and management costs associated with acquisitions that we completed after March 31, 1998 as well as costs attributable to new launches and growth in existing events.

     Publications production, selling and other direct expenses increased $5.5 million or 26.1% from $20.9 million for the first three months of 1998 to $26.4 million for the first three months of 1999. Direct costs related to acquisitions of publications that we completed after March 31, 1998 were primarily responsible for the increase.

     Marketing services production, selling and other direct expenses increased $0.5 million or 25.2% from $2.1 million for the first three months of 1998 to $2.6 million for the first three months of 1999. This increase was primarily due to increased selling expenses incurred as a result of our efforts to market these products as well as increased costs of production due to the growth in those respective product lines.

General and administrative expenses

     General and administrative expenses increased $5.1 million or 57.6% from $8.8 million for the first three months of 1998 to $13.9 million for the first three months of 1999. This increase was primarily attributable to a $3.0 million non-cash charge related to our stock option plan and to increased overheads acquired with acquisitions that we made after March 31, 1998.

Amortization

     Amortization expense increased $4.0 million from $5.7 million for the first three months of 1998 to $9.7 million for the first three months of 1999 primarily attributable to increased amortization of intangible assets related to the acquisitions that we completed after March 31, 1998.

Operating income

     Operating income increased $9.1 million or 113.3% from $8.0 million for the first three months of 1998 to $17.1 million for the first three months of 1999 primarily attributable to acquisitions made during 1998, partially offset by a $3.0 million non-cash charge for stock option related compensation expense and increased amortization expense.

Interest expense

     Net interest expense increased $5.0 million or 131.4% from $3.8 million for the first three months of 1998 to $8.8 million for the first three months of 1999 due to the additional indebtedness necessary to fund acquisitions that we made after March 31, 1998. In April 1998, we issued our 9 1/4% Senior Subordinated Notes due 2008 in the amount of $150.0 million at a fixed rate of 9 1/4% to fund a portion of our acquisition of MAGIC. Interest on our 9 1/4% Senior Subordinated Notes due 2008 is payable semi-annually with the first payment made on November 1, 1998.

Net income

     Net income increased $3.7 million or 83.5% from $4.4 million for the first three months of 1998 to $8.1 million for the first three months of 1999 primarily due to the changes described above.

EBITDA

     EBITDA increased $13.1 million or 89.6% from $14.7 million for the first three months of 1998 to $27.8 million for the first three months of 1999. The increase was due primarily to an increase in our revenue and resulting increase in operating performance as described above.

Liquidity and Capital Resources

     Historically, our financing requirements have been funded through cash generated by operating activities, the sale of additional shares of common stock to existing stockholders, revolving and term loan borrowings under revolving credit facilities and, in 1998, term loan borrowings and the issuance of $150.0 million of our 9 1/4% Senior Subordinated Notes due 2008.

     Cash flows from operating activities. Net cash provided by operations for the first three months of 1999 increased $6.3 million or 188.8% from $3.4 million for the first three months of 1998 to $9.7 million for the first three months of 1999. The increase was due to an increase in our net income of $3.7 million adjusted for the increase of $4.9 million of depreciation, amortization and other charges, offset by an increase in working capital items of $5.3 million relating primarily to higher deferred revenue balances from MAGIC and other acquisitions. Additionally, for the first three months of 1999, a non-cash charge of $3.0 million was taken as compensation expense to reflect the value of certain stock options held by our senior management.

     Cash flows from investing activities. Net cash used in investing activities decreased $23.8 million from $27.1 million to $3.3 million for the first three months of 1999. The decrease is primarily due to cash that we used for acquisitions during the first quarter of 1998.

     Cash flows from financing activities. Net cash provided by financing activities decreased $30.7 million from a source of $22.8 million for the first three months of 1998 to a use of $7.9 million for the first three months of 1999. The decrease is due primarily to net borrowings during the first quarter of 1998 used to finance acquisitions partially offset with repayments during the first quarter of 1999.

     Capital expenditures. Capital expenditures decreased $0.4 million from $1.2 million for the first three months of 1998 to $0.8 million for the first three months of 1999. We anticipate our capital expenditures will increase from 1998 levels to approximately $5.0 million to $5.5 million in 1999 as a result of our recent acquisition activity and the resultant increase in the size of our overall business and information system requirements. Expenditures include additions for desktop replacement programs, various software upgrades and enhancements, and the expansion of our communication networks and systems. Capital expenditures after 1999 are expected to drop back to levels of approximately $4.0 million to $4.5 million annually. Management further believes that our operating cash flows will be sufficient to fund anticipated levels of capital expenditures.

     Management expects our primary source of liquidity will be cash flow from operations. We also have a $60.0 million revolving credit line under our credit facility available for funding capital expenditures, working capital needs, acquisitions or for other general corporate purposes. As of March 31, 1999, we have approximately $38.0 million of availability under our revolving credit line. We generally operate with negative working capital, excluding cash and current maturities of long-term debt, due to the impact of deferred revenue from trade shows, which is billed and collected as deposits up to one year in advance of the respective trade show. Consequently, our existing operations are expected to maintain very low or negative working capital balances, excluding cash and
current maturities of long-term debt.   Management believes that we have
sufficient capital resources for ongoing operating requirements.   For our long-
term capital requirements beyond December 31, 2000, we will continue to rely on operating cash flows and believe that we will be able to access capital markets. We make no assurance that we will have access to these markets on terms favorable to us or at all.

     Interest payments on our 9 1/4% Senior Subordinated Notes due 2008 and interest and principal payments under our credit facility will represent significant liquidity requirements for us. Our credit facility includes both term loans and a revolving credit facility. The senior term debt under our credit facility consists of two tranches, $100.0 million of tranche A term loans amortizing over 5.5 years and maturing October 31, 2003 and $150.0 million of tranche B term loans with modest amortization over the initial 5.5 years of its term, maturing with balloon payments in 2004 and 2005. The Chase Manhattan Bank, as administrative agent, leads our lenders under the tranche A term loans, which include BankBoston, N.A., Dresdner Bank AG, Fleet National Bank, Heller Financial and First Source Financial LLP. Our lenders under the tranche B term loans also include several other institutional funds. The $60.0 million revolving credit facility matures on October 31, 2003. The interest rates under our revolving credit facility fluctuate and significant increases in LIBOR could adversely impact our liquidity. To mitigate such risk, we have capped our interest rate exposure by fixing interest rates on approximately $225.0 million of our total long-term debt by the issuance of our 9 1/4% Senior Subordinated Notes due 2008 and the purchase of interest rate cap agreements ranging from 8.0% to 8.5%.

     Our credit facility contains certain restrictive financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. Restrictive financial covenants under our 9 1/4% Senior Subordinated Notes due 2008 include a minimum fixed charge coverage ratio and limitations on certain asset dispositions and dividends, distributions and other restricted payments. There are no significant restrictions on the ability of the subsidiary guarantors to make distributions to the Company. The Company was in compliance with all covenants as of March 31, 1999.

     We are currently engaged in discussions with our lenders under the credit facility to refinance our indebtedness. We believe that we may obtain more favorable interest rates and modifications to other terms under our credit facility as a result.

     Management believes that cash flow from operations and borrowings under the revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations (including our 9 1/4% Senior Subordinated Notes due 2008) and other needs. Management believes such liquidity also will enable us to make selective acquisitions to the extent of available free cash flow and remaining availability under our revolving credit facility. There can be no assurance that our business will generate sufficient revenue growth, or that future borrowings will be available to enable us to service our indebtedness and, or to fund our other liquidity needs.

Year 2000

     We have conducted a review of our computer systems and software infrastructure to identify risks related to processing Year 2000 information, and have begun implementing our plan to correct any failures to be Year 2000 compliant. We believe that the implementation will be completed by September 1999 and that the total cost to implement the plan should be no more than $4.3 million, of which approximately $1.1 million had been incurred as of March 31, 1999. Because most of these costs relate to the purchase of capital equipment, most of these costs will be capitalized. Management believes that, with modifications or upgrades to existing software, Year 2000 compliance will not pose significant operational issues. We have identified significant service providers, vendors and suppliers that we believe will be critical to our business operations after December 31, 1999. We are conducting a review of the Year 2000 compliance of these service providers, vendors and suppliers. The outcome of our Year 2000 readiness review depends on a number or risks and uncertainties, some of which are beyond our control. Based on our review and assessment to date, management does not believe that any Year 2000 issues will have a material adverse effect on our business, financial condition or results of operations. If we are not able to resolve any unforeseen Year 2000 issues, there could be a delay in providing services to new subscribers of our publications, and in our trade show operations, such as invoicing exhibitors. If our services were delayed, we would continue to mail our publications to our subscribers as of December 31, 1999 and manually invoice exhibitors at our trade shows until we could take remedial action. We do not believe a delay caused by failure to resolve unforeseen Year 2000 issues would have a material impact on our results of operations.

PART II     Other Information

Item 2.     Changes in Securities and Use of Proceeds.

     (c) On March 17, 1999, the Company issued 163,334 shares (giving effect to the two-for-one stock split effected on April 21, 1999 in the form of a stock dividend) shares of its common stock, par value $.01 per share, to AHI Advanstar LLC for a total consideration of $980,000.

     No underwriters were involved in the foregoing sale of the Company's common stock. Such sale was made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder. All of the foregoing common stock sold is deemed restricted securities for the purposes of the Securities Act.

Item 4.     Submission of Matters to a Vote of Security Holders.

     (a) On March 17, 1999, the sole stockholder of the Company approved by written consent the amendment of Article FIRST of the Certificate of Incorporation of the Company to change the name of the Company from Advanstar Holdings, Inc. to Advanstar, Inc.

Item 6.     Exhibits and Reports filed on Form 8-K

Item 6(a).  Exhibits

            27  Financial Data Schedule for the three months ended March 31,
                1999.

Item 6(b).  Reports on Form 8-K

            No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Advanstar, Inc.


                                    By:   /s/   David W. Montgomery

Date: May 14,1999
                                        David W. Montgomery
                                        Vice President-Finance and
                                        Chief Financial Officer

                                Advanstar, Inc.
                                 Exhibit Index

Exhibit No.

27            Financial Data Schedule for the three months ended March 31, 1999.