Form 10-Q
period 1999-06-30
ADVANSTAR INC
filed 1999-08-13
CIK 1064243

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
X Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the Quarterly Period Ended: June 30, 1999

                                       or

X Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from                     to
                              --------------------    ----------------------
                       Commission File Number: 333-57201

                                Advanstar, Inc.
             (Exact name of registrant as specified in its charter)


Delaware                                                              94-3243499
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


545 Boylston Street, Boston, Massachusetts                                 02116
(Address of principal executive offices)                              (Zip Code)


       Registrant's telephone number, including area code: (617) 267-6500

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No
                                              -------    -------

As of July 30, 1999, 33,630,000 shares of the Registrant's common stock were outstanding.

PART I    Financial Information

Item 1.   Financial Statements:

                                                                                        Page in this
                                                                                          Quarterly
                                                                                           Report
                                                                                          --------

                  Condensed Consolidated Balance Sheets at  June 1999 (unaudited)
                        and December 31, 1998  ...................................            2

                  Condensed Consolidated Statements of Operations (unaudited) for
                       the three months ended June 30, 1999 and 1998  ...........             3

                  Condensed Consolidated Statements of Operations (unaudited) for
                       the six months ended June 30, 1999 and 1998  ..............            4

                  Condensed Consolidated Statements of Cash Flows (unaudited) for
                       the three months ended June 30, 1999 and 1998 .............            5

                  Condensed Consolidated Statements of Cash Flows (unaudited) for
                       the six months ended June 30, 1999 and 1998 ...............            6

                  Notes to Condensed Consolidated Financial Statements  ..........            7

Item 2.  Management's Discussion and Analysis of  Financial Condition and
         Results of Operations...................................................            20

PART II    Other Information

Item 2.           Changes in Securities and Use of Proceeds.......................           30

Item 4.           Submissions of Matters to a Vote of Security Holders............           30

Item 6(a).        Exhibits........................................................           30

Item 6(b).        Reports on Form 8-K.............................................           30

                  Signature.......................................................           31

                  Exhibit Index...................................................           32

                  Exhibits........................................................           33

                                ADVANSTAR, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)



                                                                                             June 30,        December 31,
                                                                                               1999             1998
                                                                                          --------------   --------------
                                        ASSETS                                            (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents  ..............................................................   $ 14,530        $ 14,016
  Accounts receivable, net  ...............................................................     30,944          27,976
  Prepaid expenses.........................................................................     11,890          14,784
  Other....................................................................................      1,093           2,097
                                                                                              --------        --------
     Total current assets  ................................................................     58,457          58,873
                                                                                              --------        --------

PROPERTY, PLANT AND EQUIPMENT, net  .......................................................     15,297          14,125
                                                                                              --------        --------
GOODWILL AND INTANGIBLE ASSETS, net........................................................    569,580         587,228
                                                                                              --------        --------
     Total Assets..........................................................................   $643,334        $660,226
                                                                                              ========        ========


LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt  ...................................................   $ 12,965        $  8,253
  Accounts payable  .......................................................................     14,362          13,311
  Accured liabilities  ....................................................................     18,581          19,135
  Deferred revenue  .......................................................................     48,611          45,643
                                                                                              --------        --------
     Total current liabilities  ...........................................................     94,519          86,342
                                                                                              --------        --------
LONG-TERM DEBT, net of current maturities  ................................................    393,152         418,615
OTHER LONG-TERM LIABILITIES  ..............................................................      2,350           3,227
MINORITY INTEREST  ........................................................................     17,990          17,282
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
  Common stock, $.01 par value; 40,000 shares authorized; 33,630 and 33,466 shares
    issued and outstanding at June 30, 1999 and December 31, 1998, respectively  ..........        336             335
  Capital in excess of par  ...............................................................    187,588         183,042
  Accumulated deficit  ....................................................................    (47,300)        (47,745)
  Accumulated other comprehensive loss  ...................................................     (5,301)           (872)
                                                                                              --------        --------
     Total Stockholder's Equity  ..........................................................    135,323         134,760
                                                                                              --------        --------
                                                                                              $643,334        $660,226
                                                                                              ========        ========

  The accompanying notes are an integral part of these condensed consolidated statements.

                                ADVANSTAR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data - Unaudited)


                                                                                         Three Months Ended
                                                                                               June 30,
                                                                                         1999           1998
                                                                               ----------------------------------
Net revenue                                                                            $71,090          $59,149
                                                                                       -------          -------
Operating expenses:
      Cost of production  ....................................................          13,457           12,186
      Selling, editorial and circulation  ....................................          34,022           29,190
      General and administrative  ............................................          11,581            9,630
      Depreciation and amortization  .........................................          10,577            9,391
                                                                                       -------          -------
            Total operating expenses  ........................................          69,637           60,397
                                                                                       -------          -------
Operating income   ...........................................................           1,453           (1,248)
Other income (expense)
      Interest expense, net  .................................................          (8,564)          (6,677)
        Other income (expense), net  .........................................             (79)          (1,880)
                                                                                       -------          -------
Income before income taxes and minority interest  ............................          (7,190)          (9,805)
Provision for income taxes   .................................................             200              175
Minority interest in (earnings) losses of subsidiary  ........................            (314)             369
                                                                                       -------          -------
Net loss                                                                               $(7,704)         $(9,611)
                                                                                       =======          =======

Loss per share
       Basic..................................................................          $(0.23)          $(0.32)
                                                                                       =======          =======
       Diluted................................................................          $(0.22)          $(0.32)
                                                                                       =======          =======
Weighted average shares outstanding
       Basic..................................................................          33,630           29,749
       Diluted................................................................          34,565           29,749


  The accompanying notes are an integral part of these condensed consolidated statements.

                                ADVANSTAR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data - Unaudited)


                                                                                         Six Months Ended
                                                                                              June 30,
                                                                                        1999             1998
                                                                                ----------------------------------
Net revenue  ...................................................................      $170,174         $121,212
                                                                                      --------         --------
Operating expenses:
      Cost of production  ......................................................        33,972           25,375
      Selling, editorial and circulation  ......................................        71,978           55,602
      General and administrative  ..............................................        24,710           17,837
      Depreciation and amortization  ...........................................        20,955           15,627
                                                                                      --------         --------
            Total operating expenses  ..........................................       151,615          114,441
                                                                                      --------         --------
Operating income   .............................................................        18,559            6,771
Other income (expense)
      Interest expense, net  ...................................................       (17,391)         (10,491)
        Other income (expense), net  ...........................................           (94)          (1,894)
                                                                                      --------         --------
Income before income taxes and minority interest  ..............................         1,074           (5,614)
Provision for income taxes   ...................................................           694              229
Minority interest in losses of subsidiary  .....................................            65              673
                                                                                      --------         --------
Net income (loss)    ...........................................................      $    445         $ (5,170)
                                                                                      ========         ========

Earnings (loss) per share
       Basic and diluted......................................................           $0.01           $(0.20)
                                                                                      ========         ========
Weighted average shares outstanding
       Basic....................................................................        33,562           25,774
       Diluted..................................................................        34,525           25,774


  The accompanying notes are an integral part of these condensed consolidated statements.

                                ADVANSTAR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands - Unaudited)


                                                                                     Three Months Ended
                                                                                         June 30,
                                                                                  1999                1998
                                                                        ----------------------------------------
OPERATING ACTIVITIES
 Net loss   ............................................................            ($7,704)             ($9,611)
 Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization  .......................................             10,724                9,503
  Non-cash interest  ...................................................                273                  230
  Non-cash stock compensation...........................................              1,698                   --
  Loss on sales of assets and other  ...................................                402                1,931
  Changes in operating assets and liabilities...........................             15,865                9,097
                                                                                   --------            ---------
    Net cash provided by operating activities  .........................             21,258               11,150
                                                                                   --------            ---------
INVESTING ACTIVITIES
 Additions to property, plant and equipment............................              (2,347)                (438)
 Change in notes receivable  ...........................................                  6                  (33)
 Acquisition of publications and trade shows, net  .....................             (4,217)            (247,002)
 Proceeds from sale of publishing and other assets  ....................                  9                3,991
                                                                                   --------            ---------
   Net cash used in investing activities  ..............................             (6,549)            (243,482)
                                                                                   --------            ---------
FINANCING ACTIVITIES
 Net proceeds from (payments on) revolving credit loan  ................            (12,000)             (22,500)
 Proceeds from sale of stock............................................                 --               70,000
 Net proceeds from (payments on) long-term debt  .......................               (885)             201,116
                                                                                   --------            ---------
    Net cash provided by (used in)  financing activities  ..............            (12,885)             248,616
                                                                                   --------            ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.................................               (224)                (245)
NET DECREASE IN CASH AND CASH EQUIVALENTS...............................              1,600               16,039
CASH AND CASH EQUIVALENTS, beginning of period  ........................             12,930                5,935
                                                                                   --------            ---------
CASH AND CASH EQUIVALENTS, end of period  ..............................           $ 14,530            $  21,974
                                                                                   ========            =========

  The accompanying notes are an integral part of these condensed consolidated statements.

                                ADVANSTAR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands - Unaudited)


                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                     1999                1998
                                                                           ---------------------------------------
OPERATING ACTIVITIES
 Net income (loss)   ...................................................           $    445              ($5,170)
 Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization  .......................................             21,248               15,850
  Non-cash interest  ...................................................                539                  468
  Non-cash stock compensation...........................................              4,695                   --
  Loss on sales of assets and other  ...................................                798                1,627
  Changes in operating assets and liabilities...........................              3,262                1,744
                                                                                   --------            ---------
    Net cash provided by operating activities  .........................             30,987               14,519
                                                                                   --------            ---------
INVESTING ACTIVITIES
 Additions to property, plant and equipment.............................             (3,138)              (1,678)
 Change in notes receivable  ...........................................                108                   14
 Acquisition of publications and trade shows, net  .....................             (6,838)            (272,903)
 Proceeds from sale of publishing and other assets  ....................                 22                4,021
                                                                                   --------            ---------
   Net cash used in investing activities  ..............................             (9,846)            (270,546)
                                                                                   --------            ---------
FINANCING ACTIVITIES
 Net proceeds from (payments on) revolving credit loan  ................            (19,000)               4,000
 Proceeds from sale of stock............................................                                  70,000
 Net proceeds from (payments on) long-term debt  .......................             (1,770)             197,390
                                                                                   --------            ---------
    Net cash provided by (used in)  financing activities  ..............            (20,770)             271,390
                                                                                   --------            ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.................................                143                 (413)
NET DECREASE IN CASH AND CASH EQUIVALENTS...............................                514               14,950
CASH AND CASH EQUIVALENTS, beginning of period  ........................             14,016                7,024
                                                                                   --------            ---------
CASH AND CASH EQUIVALENTS, end of period  ..............................           $ 14,530            $  21,974
                                                                                   ========            =========

  The accompanying notes are an integral part of these condensed consolidated statements.

                                ADVANSTAR, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Basis of Presentation

    The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Advanstar, Inc. (the Company) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the related notes, included in the Company's Form 10-K. The results of operations for the three month and six month periods ended June 30, 1999, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1999.

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


3.  Subsequent Acquisition

    On July 28, 1999, the Company acquired certain apparel industry trade shows and publishing properties of Larkin-Pluznik-Larkin, LLC and LPL/Style Group, LLC, (collectively Larkin). The acquisition will be accounted for as a purchase. The purchase price was approximately $133.0 million in cash and assumed liabilities. Concurrent with the Larkin acquisition, the Company amended its Amended Credit Facility (as defined below) to provide additional borrowing capacity to finance the acquisition.

    The following are unaudited pro forma operating results as if the acquisition had taken place at January 1, 1998 (in thousands, except per share amounts):

                                                        Six months ended June 30,
                                                       ---------------------------
                                                          1999             1998
                                                       -----------      ----------
Total revenues.......................................    $191,932         $139,546
Net income (loss)....................................         262          (10,835)
Income (loss) per share diluted......................    $   0.01         $  (0.42)

                                ADVANSTAR, INC.

                                  (UNAUDITED)


4.  Earnings Per Share

    The following table is a reconciliation of the earnings numerator and the weighted-average shares denominator used in the calculations of basic and diluted earnings per share:

                                                               Three Months Ended          Six Months Ended
                                                                    June 30,                   June 30,
                                                                1999          1998         1999          1998
                                                           ------------   ------------  -----------  ------------
                                                              (in thousands, except       (in thousands, except
                                                                 per share data)             per share data)
Net income (loss)
     Basic and diluted earnings..........................      $(7,704)      $(9,611)      $   445    $  (5,170)
Weighted Average Share
     Basic       .                                              33,630        29,749        33,562       25,774
     Adjustments for dilutive securities:
           Employee stock options........................          935            --           963           --
                                                               -------       -------       -------    ---------
     Diluted.............................................       34,565        29,749        34,525       25,774
                                                               =======       =======       =======    =========
Earnings (loss) per share  diluted.......................      $ (0.22)      $( 0.32)      $  0.01    $  ( 0.20)
                                                               =======       =======       =======    =========


5.   Debt

  Long-term debt consists of the following:

                                                                                        June 30,    December 31,
                                                                                          1999          1998
                                                                                    ---------------------------
                                                                                           (in thousands)
Tranche A term loan, interest at LIBOR plus 2.00%, 6.93% at June 30, 1999
   due October 31, 2003  .........................................................       $ 97,059      $ 98,529
Tranche B term loan, interest at LIBOR plus 2.50%, 7.43% at June 30, 1999.........        149,400       149,700
   due April 30, 2005.  .
Revolving credit loan, interest at LIBOR plus 2.00%, 6.93% at June 30, 1999
   due October 31, 2003  .........................................................         10,000        29,000
Senior subordinated notes at 9.25%, due May 31, 2008, Net of discount  ...........        149,658       149,639
                                                                                         --------      --------
                                                                                          406,117       426,868
Less--Current maturities  ........................................................        (12,965)       (8,253)
                                                                                         --------      --------
                                                                                         $393,152      $418,615
                                                                                         ========      ========

    The Amended Credit Facility contains certain restrictive financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. The Company was in compliance with all covenants as of June 30, 1999.

    Restrictive financial covenants under the senior subordinated notes include a minimum fixed charge coverage ratio and limitations on certain asset dispositions and dividend, distribution, and other restricted payments. The Company was in compliance with all covenants as of June 30, 1999.

                                ADVANSTAR, INC.

                                  (UNAUDITED)

6.  Comprehensive Loss

   The table below presents comprehensive income, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to Stockholders.

                                                                                     Three Months Ended
                                                                                          June 30,
                                                                                 -----------------------
                                                                                      1999        1998
                                                                                   ----------  ----------
                                                                                      (in thousands)
Net income (loss)................................................................   $ (7,704)    ($9,611)
Change in cumulative translation adjustment......................................     (1,051)       (245)
                                                                                    --------     -------
                                                                                     ($8,755)    ($9,856)
Comprehensive income (loss)......................................................   --------     -------

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                 ------------------------
                                                                                      1999         1998
                                                                                   -----------  ----------
                                                                                       (in thousands)
Net income (loss)................................................................    $    445     ($5,170)
Change in cumulative translation adjustment......................................      (4,429)       (327)
                                                                                     --------     -------
                                                                                      ($3,984)    ($5,497)
Comprehensive income (loss)......................................................    --------     -------

                                       9

                                ADVANSTAR, INC.

                                  (UNAUDITED)


7.  Segment Information

                                               Trade Shows                            Corporate
                                                   and         Trade      Marketing      and
                                              Conferences   Publications   Services     Other      Totals
                                              ------------  -----------    ---------  ---------  -----------
                                                                     (in thousands)
Three months ended June 30, 1999
Revenues  .....................................    $25,570      $40,733     $4,558   $    229     $ 71,090
Gross profit  .................................      6,050       14,893      2,518        150       23,611
Segment assets  ...............................      9,278       31,876      2,356    599,824      643,334
                                                   -------      -------     ------   --------     --------
Three months ended June 30, 1998
Revenues  .....................................     22,088       33,045      3,752        264       59,149
Gross profit  .................................      4,578       11,019      1,965        211       17,773
Segment assets  ...............................      9,264       23,765      1,998    564,431      599,458
                                                   -------      -------     ------   --------     --------
Six months ended June 30, 1999
Revenues  ....................................     $87,143      $74,005     $8,642   $    384     $170,174
Gross profit  ................................      38,151       21,765      4,148        160       64,224
Segment assets  ..............................       9,278       31,876      2,356    599,824      643,334
                                                   -------      -------     ------   --------     --------
Six months ended June 30, 1998
Revenues  ....................................      54,390       59,177      7,147        498      121,212
Gross profit  ................................      20,292       16,214      3,372        357       40,235
Segment assets  ..............................       9,264       23,765      1,998    564,431      599,458
                                                   -------      -------     ------   --------     --------

                                ADVANSTAR, INC.

                                  (UNAUDITED)


   Segment assets are primarily prepaid expenses and accounts receivable. Intangible assets represent 95.0% and 93.6% of corporate and other assets at June 30, 1999 and 1998, respectively.

   The reconciliation of total segment gross profit to consolidated pre-tax income for the three and six months ended June 30, 1999 and 1998 is as follows:

                                                   Three Months Ended         Six Months Ended
                                               June 30,       June 30,       June 30,      June 30,
                                                 1999           1998           1999          1998
                                             -------------  -------------  ------------  -------------
                                                    (in thousands)               (in thousands)
Total segment gross profit  ..............       $ 23,611        $17,773      $ 64,224       $ 40,235
General and administrative expense  ......        (11,581)        (9,630)      (24,710)       (17,837)
Depreciation and amortization  ...........        (10,724)        (9,503)      (21,248)       (15,850)
Other expense  ...........................         (8,496)        (8,445)      (17,192)       (12,162)
                                                 --------        -------      --------       --------
Consolidated income before minority
 interest and taxes                              $ (7,190)       $(9,805)     $  1,074       $ (5,614)
                                                 ========        =======      ========       ========

8.   Supplemental Guarantor Condensed Consolidating Financial Statements

     Basis of presentation

     Advanstar Communications, Inc. (Communications), is the only direct subsidiary of the Company and is wholly-owned by the Company. The Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by Communications' wholly-owned domestic subsidiaries and the Company. The subsidiary guarantors are Art Expositions International, Inc.; MAGIC; Applied Business TeleCommunications; and Expocon Management Associates, Inc. Communications, the subsidiary guarantors and the non-guarantor subsidiaries comprise all of the direct and indirect subsidiaries of the Company. The condensed consolidating financial statements of the guarantors are presented below and should be read in connection with the Consolidated Financial Statements of the Company. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the Company believes the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the guarantors and management has determined that such information is not material to investors.

     There are no significant restrictions on the ability of the Subsidiary Guarantors to make distributions to the Company.

                                ADVANSTAR, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                At June 30, 1999
                           (in thousands - Unaudited)



                                                Company    Communications     Magic        ABC      Expocon
                                               ----------  ---------------  ----------  ---------  ---------
                   ASSETS
Current assets:
  Cash and cash equivalents  ...............    $     --         $  6,223    $     11    $    --    $   (5)
  Accounts receivable, net  ................          --           25,918         (68)       (27)      (18)
  Prepaid expenses  ........................          --            5,990       2,930        152        361
  Intercompany receivable (payable)  .......          96          (50,878)     58,842       (299)     1,712
  Other  ...................................          --            1,305          --         --         --
                                                --------         --------    --------    -------    -------
    Total current assets  ..................          96          (11,442)     61,715       (174)     2,050
                                                --------         --------    --------    -------    -------
Property, plant and equipment, net  ........          --           13,333         320         38        471
Investments in subsidiaries  ...............     135,323          309,620          --         --         --
Net intangible assets, net  ................          --          285,974     204,131     17,400     10,880
                                                --------         --------    --------    -------    -------
                                                $135,419         $597,485    $266,166    $17,264    $13,401
                                                --------         --------    --------    -------    -------
             LIABILITIES AND
           STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt  .......    $     --         $ 12,965    $     --    $    --    $    --
  Accounts payable  ........................         124            8,341       1,174         34      1,267
  Deferred revenue  ........................          --           14,068      24,341      2,412      1,379
  Accrued liabilities  .....................         (28)          13,296       3,463         61         85
                                                --------         --------    --------    -------    -------
    Total current liabilities  .............          96           48,670      28,978      2,507      2,731
                                                --------         --------    --------    -------    -------
Long term debt, net of current maturities  .          --          393,152          --         --         --
Other long term liabilities  ...............          --            2,350          --         --         --
Minority interest  .........................          --           17,990          --         --         --
Stockholder equity
  Common stock  ............................         336               10           1          2          1
  Capital in excess of par value  ..........     187,588          187,914     220,627     15,739      9,593
  Retained earnings (deficit)  .............     (47,300)         (47,300)     16,560       (984)     1,076
  Translation adjustment  ..................      (5,301)          (5,301)         --         --         --
                                                --------         --------    --------    -------    -------
    Total stockholder's equity  ............     135,323          135,323     237,188     14,757     10,670
                                                --------         --------    --------    -------    -------
                                                $135,419         $597,485    $266,166    $17,264    $13,401
                                                ========         ========    ========    =======    =======

                                      12

                                ADVANSTAR, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                At June 30, 1999
                           (in thousands - Unaudited)

                                                                  Non-
                                               Guarantor       Guarantor                  Consolidated
                                              Subsidiaries   Subsidiaries   Elimination       Total
                                              -------------  -------------  ------------  -------------
                   ASSETS
Current assets:
  Cash and cash equivalents  ...............    $     6        $ 8,301     $      --       $ 14,530
  Accounts receivable, net  ................       (113)         5,139            --         30,944
  Prepaid expenses  ........................      3,443          2,457            --         11,890
  Intercompany receivable (payable)  .......     60,255         (9,377)          (96)            --
  Other  ...................................         --           (212)           --          1,093
                                               --------        -------     ---------       --------
    Total current assets  ..................     63,591          6,308           (96)        58,457
                                               --------        -------     ---------       --------
Property, plant and equipment, net  ........        829          1,135            --         15,297
Investments in subsidiaries  ...............         --             --      (444,943)            --
Net intangible assets, net  ................    232,411         51,195            --        569,580
                                               --------        -------     ---------       --------
                                               $296,831        $58,638     $(445,039)      $643,334
                                               --------        -------     ---------       --------
             LIABILITIES AND
           STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt  .......   $     --        $    --     $      --       $ 12,965
  Accounts payable  ........................      2,475          3,546          (124)        14,362
  Deferred revenue  ........................     28,132          6,411            --         48,611
  Accrued liabilities  .....................      3,609          1,676            28         18,581
                                               --------        -------     ---------       --------
    Total current liabilities  .............     34,216         11,633           (96)        94,519
                                               --------        -------     ---------       --------
Long term debt, net of current maturities  .         --             --            --        393,152
Other long term liabilities  ...............         --             --            --          2,350
Minority interest  .........................         --             --            --         17,990
Stockholder equity
  Common stock  ............................          4            332          (346)           336
  Capital in excess of par value  ..........    245,959         45,625      (479,498)       187,588
  Retained earnings (deficit)  .............     16,652          1,048        29,600        (47,300)
  Translation adjustment  ..................         --             --         5,301         (5,301)
                                               --------        -------     ---------       --------
    Total stockholder's equity  ............    262,615         47,005      (444,943)       135,323
                                               --------        -------     ---------       --------
                                               $296,831        $58,638     $(445,039)      $643,334
                                               ========       ========      ========       ========

                                ADVANSTAR, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                        Three Months Ended June 30, 1999
                           (in thousands - Unaudited)


                                                                      Art
                                           Company   Communications   Expo    Magic      ABC    Expocon
                                          ---------  ---------------  ----  ---------  -------  -------
Net revenue  ..........................    $    --          $50,527   $ --   $    30    $  88    $6,190
                                          --------          -------   ----   -------    -----    ------
Operating expenses
  Cost of sales and selling, editorial
    And circulation  ....................       --           33,073     --       491      401     3,126
  General and administrative  ..........        --            9,351     --       418       --       159
  Depreciation and amortization  .......        --            6,436     --     2,774      237       328
                                          --------          -------   ----   -------    -----    ------
    Total operating expenses  ...........       --           48,860     --     3,683      638     3,613
                                          --------          -------   ----   -------    -----    ------

Operating income (loss)  ..............         --            1,667     --    (3,653)    (550)    2,577
Other income (expense):
  Interest income (expense), net  ......        --           (8,214)    --         1       --        --
  Other income (expense), net  .........        --            1,308     --        --       --        --
                                          --------          -------   ----   -------    -----    ------
Income (loss) before income taxes  ....         --           (5,239)    --    (3,652)    (550)    2,577
Provision for income tax  .............         --              (22)    --        --       --        --
Minority interest in earnings  ........         --             (314)    --        --       --        --
Equity in (loss) of subsidiaries  .....     (7,704)          (2,129)    --        --       --        --
                                          --------          -------   ----   -------    -----    ------
Net income (loss)  ....................    $(7,704)         $(7,704)  $ --   $(3,652)   $(550)   $2,577
                                          ========          =======   ====   =======    =====    ======

                                                             Non-
                                            Guarantor      Guarantor                 Consolidated
                                          Subsidiaries   Subsidiaries   Elimination      Total
                                          ------------  -------------   -----------  ------------
Net revenue  ..........................     $ 6,308        $14,255        $   --       $71,090
                                            -------        -------        ------       -------
Operating expenses
  Cost of sales and selling, editorial
    And circulation  ....................     4,018         10,388            --        47,479
  General and administrative  ..........        577          1,653            --        11,581
  Depreciation and amortization  .......      3,339            802            --        10,577
                                            -------        -------        ------       -------
    Total operating expenses  ...........     7,934         12,843            --        69,637
                                            -------        -------        ------       -------

Operating income (loss)  ..............      (1,626)         1,412            --         1,453
Other income (expense):
  Interest income (expense), net  ......          1           (351)           --        (8,564)
  Other income (expense), net  .........         --         (1,387)           --           (79)
                                            -------        -------        ------       -------
Income (loss) before income taxes  ....      (1,625)          (326)           --        (7,190)
Provision for income tax  .............         --            (178)           --          (200)
Minority interest in earnings  ........         --              --            --          (314)
Equity in (loss) of subsidiaries  .....         --              --         9,833            --
                                            -------        -------        ------       -------
Net income (loss)  ....................     $(1,625)       $  (504)       $9,833       $(7,704)
                                            =======        =======        ======       =======

                                ADVANSTAR, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                         Six Months Ended June 30, 1999
                           (in thousands - Unaudited)

                                                                    Art
                                          Company  Communications   Expo   Magic      ABC    Expocon
                                          -------  ---------------  ----  --------  -------  -------
Net revenue  ........................     $    --        $108,496   $ --   $27,713  $  917    $6,190
                                          -------        --------   ----   -------  ------    ------
Operating expenses
 Cost of sales and selling, editorial
  and circulation  ..................          --          71,813     --    10,013   1,343     3,554
 General and administrative  ........          --          20,587     --       987      --       322
 Depreciation and amortization  .....          --          12,723     --     5,548     471       660
                                          -------        --------   ----   -------  ------    ------
  Total operating expenses  .........          --         105,123     --    16,548   1,814     4,536
                                          -------        --------   ----   -------  ------    ------

Operating income (loss)  ............          --           3,373     --    11,165    (897)    1,654
Other income (expense):
 Interest income (expense), net  ....          --         (16,732)    --         2      --        --
 Other income (expense), net  .......          --           2,121     --        --      --        --
                                          -------        --------   ----   -------  ------    ------
Income (loss) before income taxes  ..          --         (11,238)    --    11,167    (897)    1,654
Provision for income tax  ...........          --             (43)    --        --      --        --
Minority interest in earnings  ......          --              65     --        --      --        --
Equity in (loss) of subsidiaries  ...         445          11,661     --        --      --        --
                                          -------        --------   ----   -------  ------    ------
Net income (loss)  ..................     $   445        $    445   $ --   $11,167  $ (897)   $1,654
                                          =======        ========   ====   =======  ======    ======
                                                           Non-
                                          Guarantor      Guarantor                  Consolidated
                                         Subsidiaries  Subsidiaries   Elimination       Total
                                         ------------  -------------  ------------  -------------
Net revenue  ........................      $34,820       $26,858     $        --         $170,174
                                           -------       -------     -----------         --------
Operating expenses
 Cost of sales and selling, editorial
  and circulation  ..................       14,910        19,227                          105,950
 General and administrative  ........        1,309         2,814              --           24,710
 Depreciation and amortization  .....        6,679         1,553              --           20,955
                                           -------       -------     -----------          -------
  Total operating expenses  .........       22,898        23,594              --          151,615
                                           -------       -------     -----------          -------

Operating income (loss)  ............       11,922         3,264              --           18,559
Other income (expense):
 Interest income (expense), net  ....            2          (661)             --          (17,391)
 Other income (expense), net  .......           --        (2,215)             --              (94)
                                           -------       -------     -----------         --------
Income (loss) before income taxes  ..       11,924           388              --            1,074
Provision for income tax  ...........           --          (651)             --             (694)
Minority interest in earnings  ......           --            --              --               65
Equity in (loss) of subsidiaries  ...           --            --         (12,106)              --
                                           -------       -------     -----------         --------
Net income (loss)  ..................      $11,924       $  (263)       $(12,106)        $    445
                                           =======       =======     ===========         ========

                                ADVANSTAR, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        Three Months Ended June 30, 1999
                           (in thousands - Unaudited)



                                                Company   Communications   Art Expo    Magic      ABC    Expocon
                                               ---------  ---------------  --------  ---------  -------  --------
Operating Activities:
 Net income (loss)  ................            $(7,704)        $ (7,704)        --$  $(3,652)   $(550)  $ 2,577
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization  ...                 --            6,519         --     2,830      239       329
  Non cash Items  ..................                 --            2,373         --        --       --        --
  Change in working capital
  Items ............................                 --           18,294         --       727      (78)   (2,890)
                                               --------         --------    -------     -----  -------   -------
  Net cash provided by (used in)
  Operating activities  ............             (7,704)          19,482         --       (95)    (389)       16
Investment Activities:
 Net loss in investment in
  Subsidiaries  ....................              7,704               --         --        --       --        --
 Additions to property, plant and
  Equipment, net  ..................                 --           (1,869)        --        (8)      --        (6)
 Acquisitions of publications and
  Trade shows  .....................                 --           (4,437)        --        (2)     383        (4)
                                               --------         --------    -------     -----  -------   -------
  Net cash provided by (used in)
  Investing activities  ............              7,704           (6,306)        --       (10)     383       (10)
                                               --------         --------    -------   -------    -----   -------
Financing Activities:
 Proceeds from sale of common
  Stock and capital contributions
  And other  .......................                 --               --         --        --       --        --
 Dividends paid to minority interest
  Holders  .........................                 --               --         --        --       --        --
 Borrowings of long-term debt,
  Net  .............................                 --          (12,885)        --        --       --        --
                                               --------         --------   --------   -------    -----   -------
  Net cash provided by (used in)
  Financing activities  ............                 --          (12,885)        --        --       --        --
                                               ========         ========   ========   =======    =====   =======
EFFECT OF EXCHANGE RATE ON CASH.....                                (224)
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS:  ............                 --               67         --      (105)      (6)        6
CASH AND CASH EQUIVALENTS,
 Beginning of period:  .............                 --            6,156         --       116        6       (11)
                                               --------         --------   --------   -------    -----   -------
CASH AND CASH EQUIVALENTS,
 end of period:  ...................           $     --         $  6,223         --   $    11       --        (5)
                                               ========         ========   ========   =======   ======   =======

                                      16

                                ADVANSTAR, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        Three Months Ended June 30, 1999
                           (in thousands - Unaudited)

                                                Guarantor     Non-Guarantor               Consolidated
                                               Subsidiaries   Subsidiaries  Elimination       Total
                                               -------------  ------------  ------------  -------------
Operating Activities:
 Net income (loss)  .................           $(1,625)         $ (504)      $ 9,833       $ (7,704)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization  ....             3,398             807            --         10,724
  Non cash Items  ...................                --              --            --          2,373
  Change in working capital
  Items  ............................            (2,241)          1,941        (2,129)        15,865
                                                -------          ------       -------       --------
  Net cash provided by (used in)
  Operating activities  .............              (468)          2,244         7,704         21,258
                                                -------          ------       -------       --------
Investment Activities:
 Net loss in investment in
  Subsidiaries  .....................                --              --        (7,704)            --
 Additions to property, plant and
  Equipment, net  ...................               (14)           (455)           --         (2,338)
 Acquisitions of publications and
  Trade shows  ......................               377            (151)           --         (4,211)
                                                -------         -------        ------       --------
  Net cash provided by (used in)
  Investing activities  .............               363            (606)       (7,704)        (6,549)
                                                -------          ------       -------       --------
Financing Activities:
 Proceeds from sale of common
  Stock and capital contributions
  And other  ........................                --              --            --             --
 Dividends paid to minority interest
  Holders  ..........................                --              --            --             --
 Borrowings of long-term debt,
  Net  ..............................                --              --            --        (12,885)
                                                -------          ------       -------       --------
  Net cash provided by (used in)
  Financing activities  .............                --              --            --        (12,885)
                                                =======          ======       =======       ========
EFFECT OF EXCHANGE RATE ON CASH......                                                           (224)
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS:  .............              (105)          1,638            --          1,600
CASH AND CASH EQUIVALENTS,
 Beginning of period:  ..............               111           6,663            --         12,930
                                                -------          ------       -------       --------
CASH AND CASH EQUIVALENTS,
 end of period:  ....................           $     6          $8,301       $    --       $ 14,530
                                                =======          ======       =======       ========

                                ADVANSTAR, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 1999
                           (in thousands - Unaudited)


                                               Company   Communications   Art Expo    Magic      ABC     Expocon
                                               --------  ---------------  --------  ---------  --------  --------
Operating Activities:
Net income (loss)  ................            $   445         $    445   $     --  $ 11,167   $  (897)  $ 1,654
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization  ....               --           12,952         --     5,604       473       661
  Non cash Items  ...................               --            6,032         --        --        --        --
  Change in working capital
  Items  ............................               --            6,553         --   (16,619)     (722)   (1,936)
                                               -------          -------   --------  --------   -------   -------
  Net cash provided by (used in)
  Operating activities  .............              445           25,982         --       152    (1,146)      379
                                               -------         --------   --------  --------   -------   -------
Investment Activities:
 Net loss in investment in
  Subsidiaries  .....................             (445)              --         --        --        --        --
 Additions to property, plant and
  Equipment, net  ...................               --           (2,511)        --        (8)       --        (8)
 Acquisitions of publications and
  Trade shows  ......................               --           (4,891)        --       (29)    1,138        (4)
                                               -------         --------   --------  --------   -------   -------
  Net cash provided by (used in)
  Investing activities  .............             (445)          (7,402)        --       (37)    1,138       (12)
                                               -------         --------   --------  --------   -------   -------
Financing Activities:
 Proceeds from sale of common
  Stock and capital contributions
  And other  ........................               --               --         --        --        --        --
 Dividends paid to minority interest
  Holders  ..........................               --               --         --        --        --        --
 Borrowings of long-term debt,
  Net  ..............................               --          (20,770)        --        --        --        --
                                               -------         --------   --------  --------   -------   -------
  Net cash provided by (used in)
  Financing activities  .............               --          (20,770)        --        --        --        --
                                               =======         ========   ========  ========   =======   =======
EFFECT OF EXCHANGE RATE ON CASH......                               143
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS:  .............               --           (2,047)        --       115        (8)      367
CASH AND CASH EQUIVALENTS,
 Beginning of period:  ..............               --            8,270         --      (104)        8      (372)
                                               -------         --------   --------  --------   -------   -------
CASH AND CASH EQUIVALENTS,
 End of period:  ....................          $    --         $  6,223   $     --  $     11   $    --   $    (5)
                                               =======         ========   ========  ========   =======   =======

                                      18

                                ADVANSTAR, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 1999
                           (in thousands - Unaudited)

                                                                  Non
                                                 Guarantor     Guarantor                     Consolidated
                                               Subsidiaries   Subsidiaries     Elimination       Total
                                               ------------   -------------   ------------  -------------
Operating Activities:
 Net income (loss)  .................            $ 11,924         $  (263)     $(12,106)      $    445
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization  ....               6,738           1,558            --         21,248
  Non cash Items  ...................                  --              --            --          6,032
  Change in working capital
  Items  ............................             (19,277)          4,325        11,661          3,262
                                                 --------        --------      --------        -------
  Net cash provided by (used in)
  Operating activities  .............                (615)          5,620          (445)        30,987
                                                 --------        --------      --------       --------
Investment Activities:
 Net loss in investment in
  Subsidiaries  .....................                  --              --           445             --
 Additions to property, plant and
  Equipment, net  ...................                 (16)           (589)           --         (3,116)
 Acquisitions of publications and
  Trade shows  ......................               1,105          (2,944)           --         (6,730)
                                                 --------        --------      --------        -------
  Net cash provided by (used in)
  Investing activities  .............               1,089          (3,533)          445         (9,846)
                                                 --------        --------      --------       --------
Financing Activities:
 Proceeds from sale of common
  Stock and capital contributions
  And other  ........................                 --               --            --             --
 Dividends paid to minority interest
  Holders  ..........................                 --               --            --             --
 Borrowings of long-term debt,
  Net  ..............................                 --               --            --        (20,770)
                                                --------          -------      --------       --------
  Net cash provided by (used in)
  Financing activities  .............                 --               --            --        (20,770)
                                                ========          =======      ========       ========
EFFECT OF EXCHANGE RATE ON CASH......                                                              143
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS:  .............                474            2,087            --            514
CASH AND CASH EQUIVALENTS,
 Beginning of period:  ..............               (468)           6,214            --         14,016
                                                --------          -------      --------       --------
CASH AND CASH EQUIVALENTS,
 end of period:  ....................           $      6          $ 8,301      $     --       $ 14,530
                                                ========          =======      ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements, including statements about plans and objectives of management and market growth and opportunity. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. Important cautionary statements and risk factors that would affect actual results are discussed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including those under the caption entitled "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

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

     Advanstar reports and manages its business in three segments: trade shows and conferences, which consists primarily of the management of expositions and seminars held in convention and conference centers; publications, which consists primarily of the creation and distribution of controlled circulation trade, business and professional magazines; and marketing services, which consists primarily of sales of a variety of direct mail and database products, magazine editorial reprints, and directory and classified advertising.

     Trade shows and conferences accounted for 36.0% and 37.3% of total revenue for the three months, and 51.2% and 44.9% of total revenue for the six months ended June 30, 1999 and 1998, respectively. Publications accounted for 57.3% and 55.9% of total revenue for the three months, and 43.5% and 48.8% of total revenue for the six months ended June 30, 1999 and 1998, respectively. Marketing services accounted for 6.7% and 6.8% of total revenue for the three months, and 5.3% and 6.3% of total revenue for the six months ended June 30, 1999 and 1998,respectively. On a relative basis, our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC trade shows and our other large trade shows and conferences. Because trade shows and conferences revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

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

     Publications. The publications segment derives revenue principally from the sale of advertising in its business-to-business magazines. Most publications are produced monthly with advertising sold both on an annual schedule and single insertion basis. The sale of advertising is affected by new product releases, circulation, editorial quality and general and industry market conditions. Advertising revenue is recognized on the publication issue date, and subscription revenue, if any, is recognized over the subscription period, typically one year.

     Marketing services. The marketing services segment derives its revenue from the sale of value-added marketing products such as classified advertising, direct mail services, reprints, database marketing, directories, guides and reference books. These products complement and, in many cases, utilize the content or databases generated by our trade shows, conferences and publications. The sale of these products is affected by the success of the event or publication from which these products are derived, the effectiveness of the sales and marketing effort and general market conditions. Revenue is generally recognized when the applicable product or service is delivered.

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

     Marketing services. Costs of the marketing services segment include printing and distribution costs, database administration fees and sales and marketing staff salaries and related payroll taxes and benefits. General and administrative costs are not allocated to the segments.

Selected Financial Data

     The following table sets forth selected statements of operations and other financial data.

  We define "EBITDA" as operating income plus amortization and depreciation adjusted for minority interest. EBITDA does not represent, and should not be considered to be, an alternative to net income or cash flow from operations as determined in accordance with GAAP, and our calculation thereof may not be comparable to that reported by other companies. We believe that EBITDA provides useful information regarding our ability to service and/or incur indebtedness and is used by many other companies. Our lenders have indicated that the amount of indebtedness we will be permitted to incur will be based, in part, on our EBITDA. EBITDA does not take into account our working capital requirements, debt service requirements and other commitments. Accordingly, EBITDA is not necessarily indicative of amounts that may be available to us for discretionary uses.

To calculate EBITDA for the three months ended June 30, 1999 and 1998, we adjusted operating income by $(0.6) million and $0.2 million, respectively, to reflect minority interest. To calculate EBITDA for the six months ended June 30, 1999 and 1998, we adjusted operating income by $(0.4) million and $0.5 million, respectively, to reflect minority interest.

                                                                  Three Months Ended           Six Months Ended
                                                                       June 30,                    June 30,
                                                                  1999           1998          1999         1998
                                                              -------------  ------------  ------------  -----------
                                                                    (in thousands)              (in thousands)
Net revenue
  Trade shows and conferences...............................       $25,570       $22,088      $ 87,143     $ 54,390
  Publications..............................................        40,733        33,045        74,005       59,177
  Marketing services and other..............................         4,787         4,016         9,026        7,645
                                                                   -------       -------      --------     --------
     Total net revenues.....................................        71,090        59,149       170,174      121,212
Production, selling and other direct expenses
  Trade shows and conferences...............................        19,520        17,510        48,992       34,098
  Publications..............................................        25,840        22,026        52,240       42,963
  Marketing services and other..............................         2,119         1,840         4,718        3,916
                                                                   -------       -------      --------     --------
     Total production, selling and other direct expenses....        47,479        41,376       105,950       80,977
General and administrative expenses.........................        10,623        10,220        21,477       19,011
Non-cash stock option compensation..........................         1,698            --         4,695           --
Amortization................................................         9,837         8,801        19,493       14,453
                                                                   -------       -------      --------     --------
     Operating income.......................................         1,453        (1,248)       18,559        6,771
Other income (expense):
  Interest expense (net)....................................        (8,564)       (6,677)      (17,391)     (10,491)
  Other income (expense)....................................          (393)       (1,511)          (29)      (1,221)
Provision for income taxes..................................           200           175           694          229
                                                                   -------       -------      --------     --------
Net income (loss)...........................................       $(7,704)      $(9,611)     $    445     $ (5,170)
                                                                   =======       =======      ========     ========

EBITDA......................................................       $11,650       $ 8,429      $ 39,457     $ 23,099

                                      22

Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30,
1998

Revenue

    Revenue increased $11.9 million or 20.1% from $59.2 million for the second quarter of 1998 to $71.1 million for the comparable period in 1999.

    Revenue from trade shows and conferences increased $3.5 million or 15.8 % from $22.1 million in the second quarter of 1998 to $25.6 million for the second quarter of 1999. The increase in revenue was attributable to acquisitions such as newMedia, Telebusiness and SeCa and growth in existing events, partially offset by discontinued events and the shifting of annual events from one quarter to another.

    Revenue from publications increased $7.7 million or 23.3% from $33.0 million in the second quarter of 1998 to $40.7 million for the comparable period in 1999. The increase in revenue was primarily attributable to acquisitions, such as POST and Travel Agent, and modest increases in price and quantity of pages sold in the second quarter of 1999.

    Revenue from marketing services increased $0.8 million or 20.0% from $4.0 million for the second quarter of 1998 to $4.8 million for second quarter of 1999. Growth in revenue from list rentals, card decks and fractional page advertising was primarily responsible for the increase.


Production, selling and other direct expense

     Production, selling and other direct expenses increased $6.1 million or 14.7% from $41.4 million for the second quarter of 1998 to $47.5 million for the second quarter of 1999.

     Trade shows and conferences production, selling and other direct expenses increased $2.0 million or 11.4% from $17.5 million for the second quarter of 1998 to $19.5 million for the comparable period in 1999. This increase was primarily due to increases in operation, promotion and management costs associated with the acquisitions that we completed after June 30, 1998 as well as costs attributable to growth in existing events.

     Publications production, selling and other direct expenses increased $3.8 million or 17.3% from $22.0 million for the second quarter of 1998 to $25.8 million for the second quarter of 1999. Direct costs related to acquisitions of publications that we completed after June 30, 1998 were primarily responsible for the increase.

     Marketing services production, selling and other direct expenses increased $0.3 million or 17.0% from $1.8 million for the second quarter of 1998 to $2.1 million for the second quarter of 1999. This increase was primarily due to increased selling expenses incurred as a result of our efforts to market these products as well as increased costs of production due to the growth in those respective product lines.

General and administrative expenses

     General and administrative expenses increased $.4 million or 3.9% from $10.2 million for the three months ended June 30, 1998 to $10.6 million for the three months ended June 30, 1999. This increase was primarily attributable to overheads acquired with the acquisitions that we made after June 30, 1998. Additionally, we incurred a $1.7 million non-cash compensation charge related to our stock option plan.

Amortization

     Amortization expense increased $1.0 million from $8.8 million for the three months ended June 30, 1998 to $9.8 million for the three months ended June 30, 1999 primarily attributable to increased amortization of intangible assets related to the acquisitions that we completed after June 30, 1998.

Operating income

     Operating income increased $2.7 million from a loss of $1.2 million for the three months ended June 30, 1998 to income of $1.5 million for the three months ended June 30, 1999 primarily attributable to acquisitions that we made during 1998, partially offset by a $1.7 million non-cash charge for stock option related compensation expense and increased amortization expense.

Interest expense

     Net interest expense increased $1.9 million or 28.4% from $6.7 million for the three months ended June 30, 1998 to $8.6 million for the three months ended June 30, 1999 due to the additional indebtedness incurred to fund acquisitions made after June 30, 1998. In April 1998, we issued our 9 1/4% Senior Subordinated Notes due 2008 in the amount of $150.0 million at a fixed rate of 9.25% to fund a portion of our acquisition of MAGIC. Interest on our 9 1/4% Senior Subordinated Notes due 2008 is payable semi-annually with the first payment made on November 1, 1998.

Net loss

     Net loss decreased $1.9 million or 19.8% from $9.6 million for the three months ended June 30, 1998 to $7.7 million for the three months ended June 30, 1999 primarily due to the changes described above.

EBITDA

     EBITDA increased $3.2 million or 38.1% from $8.4 million for the three months ended June 30, 1998 to $11.6 million for the three months ended June 30, 1999. The increase was due primarily to the increase in our revenue and resulting increase in operating performance as described above.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

Revenue

     Revenue increased $49.0 million or 40.4% from $121.2 million for the first six months of 1998 to $170.2 million for the comparable period in 1999.

     Revenue from our trade shows and conferences increased $32.7 million or 60.1% from $54.4 million for the first six months of 1998 to $87.1 million for the first six months of 1999. The increase in revenue was attributable to acquisitions, new launches and growth in our existing product portfolio. The company completed 12 acquisitions in 1998, which contained at least one trade show or conference. Acquisitions such as MAGIC, SeCA and Starform helped account for 37.2% or $32.4 million of our total revenue from trade shows and conferences for the first six months of 1999. The company launched eight trade shows and conferences in the first six months of 1999. Growth in existing trade shows and conferences and new launches such as MAGIC East, iEC Europe and Int'l Motorcycle Show-Atlanta contributed $4.8 million of the total revenue increase. These revenue increases were partially offset by discontinued events which had generated $3.2 million in 1998 and the shifting of events from one quarter to another of $1.3 million.

     Revenue from our publications increased $14.8 million or 25.0% from $59.2 million for the first six months of 1998 to $74.0 million for the first six months of 1999. The increase in revenue was attributable primarily to acquisitions that we made in 1998, such as Travel Agent, TeleProfessional and Post.

     Revenue from our marketing services increased $1.4 million or 18.4% from $7.6 million for the first six months of 1998 to $9.0 million for the first six months of 1999. Growth in revenue from list rentals, fractional page and classified advertising, card decks and books was primarily responsible for the increase.

Production, selling and other direct expenses

     Production, selling and other direct expenses increased $25.0 million or 30.9% from $81.0 million for the first six months of 1998 to $106.0 million for the first six months of 1999.

     Trade shows and conferences production, selling and other direct expenses increased $14.9 million or 43.7% from $34.1 million for the first six months of 1998 to $49.0 million for the first six months of 1999. This increase was primarily due to increases in our operation, promotion and management costs associated with the acquisitions the were completed in 1998 as well as to costs attributable to new launches and growth in our existing events.

     Publications production, selling and other direct expenses increased $9.2 million or 21.4% from $43.0 million for the first six months of 1998 to $52.2 million for the first six months of 1999. Direct costs related to acquisitions of publications that we completed in 1998 were primarily responsible for the increase.

     Marketing services production, selling and other direct expenses increased $0.8 million or 20.5% from $3.9 million for the first six months of 1998 to 4.7 for the first six months of 1999. This increase was primarily due to increased selling expenses as well as increased costs of production due to the growth in those respective product lines.

General and administrative expenses

    General and administrative expenses increased $2.5 million or 13.2% from $19.0 million for the first six months of 1998 to $21.5 million for the first six months of 1999. This increase was primarily attributable to increased overheads acquired with the acquisitions that we made after June 30,1998. Additionally, we incurred a $4.7 million non-cash compensation charge related to our stock option plan.

Amortization

    Amortization expense increased $5.0 million from $14.5 million for the first six months of 1998 to $19.5 million for the first six months of 1999 primarily attributable to increased amortization of intangible assets related to the acquisitions that we completed after June 30, 1998.

Operating income

    Operating income increased $11.8 million or 173.5% from $6.8 million for the first six months of 1998 to $18.6 million for the first six months of 1999 primarily attributable to acquisitions that we made during 1998, partially offset by a $4.7 million non-cash charge for stock option related compensation expense and increased amortization expense.

Interest expense

    Net interest expense increased $6.9 million or 65.7% from $10.5 million for the first six months of 1998 to $17.4 million for the first six months of 1999 due to the additional indebtedness incurred to fund acquisitions made after June 30, 1998. In April 1998, we issued our 9 1/4% Senior Subordinated Notes due 2008 in the amount of $150.0 million at a fixed rate of 9.25% to fund a portion of our acquisition of MAGIC. Interest on our 9 1/4% Senior Subordinated Notes due 2008 is payable semi-annually with the first payment made on November 1, 1998.

Net income

    Net income increased $5.6 million or 107.7% from a net loss of $5.2 million for the first six months of 1998 to a net income of $0.4 million for the first six months of 1999 primarily due to the changes described above.

EBITDA

    EBITDA increased $16.4 million or 71.0% from $23.1 million for the first six months of 1998 to $39.5 million for the first six months of 1999. The increase was due primarily to the increase in our revenue and resulting increase in operating performance as described above.

Liquidity and Capital Resources

    Historically, our financing requirements have been funded through cash generated by operating activities, the sale of additional shares of common stock to existing stockholders, revolving and term loan borrowings and, in 1998, the issuance of $150.0 million of 9 1/4% Senior Subordinated Notes due 2008.

    Cash flows from operating activities. Net cash provided by operations in the first six months of 1999 increased $16.5 million, or 113.8%, to $31.0 million in 1999 from $14.5 million in the first six months of 1998. The increase was due to a net income increase of $5.6 million adjusted for the increase of $4.7 million of depreciation, amortization and other charges and a decrease in working capital items of $1.5 million relating primarily to higher deferred revenue balances from MAGIC and other acquisitions. Additionally, for the first six months of 1999, a non-cash charge of $4.7 million was taken as compensation expense to reflect the value of certain stock options held by our senior management.

    Cash flows from investing activities. Net cash used in investing activities decreased $260.7 million, from $270.5 million to $9.8 million for the first six months of 1999. The decrease is primarily due to cash that we used for MAGIC and other acquisitions in the first six months of 1998, offset by an increase in fixed asset expenditures in 1999 and proceeds of $4.0 million from the sale of certain publishing properties in April 1998.

    Cash flows from financing activities. Net cash provided by financing activities decreased $292.2 million from a source of $271.4 million for the first six months of 1998 to a use of $20.8 million for the first six months of 1999. The decrease is primarily due to net borrowings during the first half of 1998 used to finance acquisitions partially offset with repayments during the first six months of 1999.

    Capital expenditures.  Capital expenditures increased $1.4 million from
$1.7 million for the first six months of 1998 to $3.1 million for the first six
months of 1999.   The increase was due primarily to upgrades and expansion of certain of Advanstar's computer networks and servers as part of our Y2K solution and to expand our infrastructure to accommodate the recent growth and expansion of our business. Annual capital expenditures have historically included approximately $1.5 million for routine replacement or maintenance level requirements for expenditures related to our desktop computers and management information systems. Capital expenditures have been financed by our cash flows from operations. We anticipate our capital expenditures will increase from 1998 levels to approximately $5.0 million to $5.5 million in 1999 as a result of our recent acquisition activity and resultant increase in the size of our overall business and information systems requirements. Expenditures include additions for desktop replacements programs, various software upgrades and enhancements, and the expansion of our communication networks and systems. Capital expenditures after 1999 are expected to drop back to levels of approximately $4.0 million to $4.5 million annually. Management further believes that our operating cash flows will be sufficient to fund anticipated levels of capital expenditures.

    Management expects our primary source of liquidity will be cash flow from operations. We also have a $60.0 million revolving line of credit available for funding capital expenditures, working capital needs, acquisitions, or for other general corporate purposes. As of June 30, 1999, we have approximately $47.0 million of availability under the revolving credit facility. We generally operate with negative working capital, excluding cash and current maturities of long-term debt, due to the impact of deferred revenue from expositions, which are billed and collected as deposits up to one year in advance of the respective trade show. Consequently, our existing operations are expected to maintain very low or negative working capital balances. Management believes that we have sufficient capital resources for ongoing operations requirements. For our long-term capital requirements beyond December 31, 2000, we will continue to rely on operating cash flows and believe that we may be able to access capital markets on terms acceptable to us. We make no assurance that we will have access to these markets on terms acceptable to us or at all.

    Interest payments on our 9 1/4% Senior Subordinated Notes due 2008 and interest and principal payments under our credit facility will represent significant liquidity requirements for us. Our credit facility includes both term loans and a revolving credit facility. The senior term debt under our credit facility consists of two tranches, $100.0 million of tranche A term loans amortizing over 5.5 years maturing October 31, 2003 and $150.0 million of tranche B term loans with modest amortization over the initial 5.5 years of its term maturing with balloon payments in 2004 and 2005. The Chase Manhattan Bank, as administrative agent, leads our lenders under the tranche A term loans, which include Bank of New York, BankBoston, N.A., Dresdner Bank AG, Fleet National Bank, Heller Financial and First Source Financial LLP. Our lenders under the tranche B term loans also include several other institutional funds. The $60.0 million revolving credit facility matures on October 31, 2003. Interest rates under our senior term debt and revolving credit facility fluctuate and significant increases in LIBOR could adversely impact our liquidity. To mitigate such risk, we have capped our interest rate exposure by fixing interest rates on approximately $225.0 million of long-term debt by the issuance of its 9 1/4% Senior Subordinated Notes due 2008 and the purchase of interest rate cap agreements ranging from 8.0% to 8.5%.

    On July 28, 1999, we completed the acquisition of certain assets of Larkin-Pluznick-Larkin, LLC, and LPL/Style Group, LLC, each a limited liability company organized under the laws of the State of Delaware (collectively "Larkin"). Larkin, headquartered in Newton, Massachusetts, is a producer, promoter and provider of trade shows for the fashion industry. In connection with the Larkin acquisition, we negotiated an amendment and restatement of our Senior Credit Facility to provide an additional $138 million tranche C term loan to fund the purchase.

    Management believes that cash flow from operations and borrowings under the revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations (including our 9 1/4% Senior Subordinated Notes due 2008) and other needs. Management believes such liquidity also will enable us to make selective acquisitions to the extent of available free cash flow and remaining availability under our revolving credit facility. There can be no assurance that our business will generate sufficient revenue growth, or that future borrowings will be available to enable us to service our indebtedness or to fund our other liquidity needs.

Year 2000 Issues

    We have conducted a review of our computer systems and software infrastructure to identify risks related to processing Year 2000 information, and are implementing our plan to correct any failures to be Year 2000 compliant. We believe that the implementation will be completed by September 1999 and that the total cost to implement the plan should be no more than $4.3 million of which approximately $2.6 million had been incurred as of June 30, 1999. Because most of these costs relate to the purchase of capital equipment, most of these costs will be capitalized. Management believes that, with modifications or upgrades to existing software, Year 2000 compliance will not pose significant operational issues. We have identified significant service providers, vendors and suppliers that we believe will be critical to our business operations after December 31, 1999 and are conducting a review of their Year 2000 compliance.

    The outcome of our Year 2000 readiness review depends on a number of risks and uncertainties, some of which are beyond our control. Based on our review and assessment to date, management does not believe that any Year 2000 issues will have a material adverse effect on our business, financial condition or results of operations. If we are not able to resolve any unforeseen Year 2000 issues, there could be a delay in providing services to new subscribers of our publications and in our trade show operations, such as invoicing exhibitors. If our services were delayed, we could continue to mail our publications to our subscribers as of December 31, 1999 and manually invoice exhibitors at our trade shows until we could take remedial action. We do not believe a delay caused by failure to resolve unforeseen Year 2000 issues would have a material impact on our revenue.

Market Risk

  Advanstar is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Advanstar does not enter into derivatives or other financial instruments for trading or speculative purposes. Advanstar enters into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates.

  Interest. Advanstar relies significantly on long-term floating rate and fixed rate debt in its capital structure. At June 30, 1999, Advanstar had debt totaling $393.2 million of which $222.8 million is either fixed rate debt or covered by interest rate cap agreements. Interest rate cap agreements are entered into as a hedge of underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. The Company's interest rate cap agreements limit the interest rate on its outstanding floating rate debt for a period of time. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings and cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

  At June 30, 1999, the Company had fixed rate debt of $150.0 million and floating rate debt of $243.2 million. Holding other variables constant (such as debt levels) a one percentage point decrease in interest rates would have a net increase in the fair market value of the fixed rate debt of approximately $12.6 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately a reduction of $2.4 million, holding other variables constant.

  Currencies.   Advanstar maintains assets and operations in Europe, South
America and Asia. The results of operations and financial position of the Advanstar's foreign operations are principally measured in their respective currency and translated into U. S. dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the US dollar against the respective foreign currency. The subsidiaries and affiliates of Advanstar also purchase and sell products and services in various currencies. As a result, Advanstar may be exposed to cost increases relative to the local currencies in the markets in which it sells.

  A portion of Advanstar's assets are based in its foreign operations and are translated into U. S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, Advanstar's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U. S. dollar against the respective foreign currency.

  Advanstar's strategy for management of currency risk relies primarily upon conducting its operations in a country's respective currency and may, from time to time, enter into forward exchange contracts to reduce the Company's exposure to currency fluctuations. There are no material forward exchange contracts
outstanding during the periods presented.   For the six months ended June 30,
1999, a hypothetical 10% strengthening of the U.S. dollar relative to the currencies of foreign countries in which Advanstar operates was not material.

PART II     Other Information

Item 2.     Changes in Securities and Use of Proceeds.

            On April 21, 1999 the Company effected an amendment of Article FOURTH of its Certificate of Incorporation to increase the authorized capital stock of the Company from 20,000,000 to 40,000,000 shares of its Common Stock, par value $.01 per share.

Item 4.     Submissions of Matters to a Vote of Security Holders.

            On April 20, 1999, the sole stockholder of the Company approved by written consent: (i) the amendment of Article FOURTH of the Certificate of Incorporation of the Company to increase the authorized capital stock of the Company from 20,000,000 to 40,000,000 shares of its Common Stock, par value $.01 per share and (ii) a two-for-one stock split in the form of a stock dividend for each share of Common Stock then outstanding.

Item 6.     Exhibits and Reports filed on Form 8-K

Item 6(a).  Exhibits Required by Item 601 of Regulation S-K:

            3.1 Certificate of Amendment to the Certificate of Incorporation of the Company dated April 21, 1999 (filed as Exhibit 3.1 to Amendment No. 2 to the Company's Registration Statement of Form S-1 filed with the Securities and Exchange Commission and incorporated by reference herein).

            27   Financial Data Schedule for the three months ended June 30,
                 1999.

Item 6(b).  Reports on Form 8-K

            No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Advanstar, Inc.


                                    By:   /s/   David W. Montgomery
                                       -------------------------------
Date: August 13, 1999                         David W. Montgomery
                                         Vice President Finance and
                                           Chief Financial Officer

                                Advanstar, Inc.
                                 Exhibit Index

Exhibit No.

3.1 Certificate of Amendment to the Certificate of Incorporation of the Company dated April 21, 1999 (filed as Exhibit 3.1 to Amendment No. 2 to the Company's Registration Statement of Form S-1 filed with the Securities and Exchange Commission and incorporated by reference herein).

27            Financial Data Schedule for the three months ended March 31, 1999.