Form 10-Q
period 1999-09-30
ADVANSTAR INC
filed 1999-11-12
CIK 1064243

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
 X  Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange
---
    Act of 1934.

For the Quarterly Period Ended: September 30, 1999

                                       or

    Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange
---
    Act of 1934.

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

As of November 12, 1999, 33,630,000 shares of the Registrant's common stock were outstanding.

PART I    Financial Information

Item 1.   Financial Statements:

                                                                                    Page in
                                                                                     this
                                                                                   Quarterly
                                                                                     Report
Condensed Consolidated Balance Sheets at  September 30, 1999 (unaudited)
    and December 31, 1998.........................................................      2

Condensed Consolidated Statements of Operations (unaudited) for the three
    months ended September 30, 1999 and 1998......................................      3

Condensed Consolidated Statements of Operations (unaudited) for the nine
    months ended September 30, 1999 and 1998......................................      4

Condensed Consolidated Statements of Cash Flows (unaudited) for the
    three months ended September 30, 1999 and 1998................................      5

Condensed Consolidated Statements of Cash Flows (unaudited) for the
    nine months ended September 30, 1999 and 1998.................................      6

Notes to Condensed Consolidated Financial Statements (unaudited)..................      7

Item 2.  Management's Discussion and Analysis of  Financial Condition and
         Results of Operations....................................................     16

PART II    Other Information

Item 4.           Submissions of Matters to a Vote of Security Holders............     25

Item 6(a).        Exhibits........................................................     25

Item 6(b).        Reports on Form 8-K.............................................     25

                  Signature.......................................................     26

                  Exhibit Index...................................................     27

                  Exhibits........................................................

                                ADVANSTAR, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)


                                                                                           September 30,    December 31,
                                                                                               1999            1998
                                                                                               ----            -----
                                        ASSETS                                              (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents  ..............................................................   $  9,063        $ 14,016
  Accounts receivable, net  ...............................................................     28,012          27,976
  Prepaid expenses  .......................................................................     16,075          14,784
  Other  ..................................................................................      1,690           2,097
                                                                                              --------        --------
     Total current assets  ................................................................     54,840          58,873
                                                                                              --------        --------

PROPERTY, PLANT AND EQUIPMENT, net  .......................................................     17,225          14,125
                                                                                              --------        --------
GOODWILL AND INTANGIBLE ASSETS, net  ......................................................    700,911         587,228
                                                                                              --------        --------
     Total Assets  ........................................................................   $772,976        $660,226
                                                                                              ========        ========


                               LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt  ...................................................   $ 15,435        $  8,253
  Accounts payable  .......................................................................     15,216          13,311
  Accrued liabilities  ....................................................................     27,489          19,135
  Deferred revenue  .......................................................................     36,464          45,643
                                                                                              --------        --------
     Total current liabilities  ...........................................................     94,604          86,342
                                                                                              --------        --------
LONG-TERM DEBT, net of current maturities  ................................................    523,700         418,615
OTHER LONG-TERM LIABILITIES  ..............................................................      6,684           3,227
MINORITY INTEREST  ........................................................................     15,753          17,282
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
  Common stock, $.01 par value; 40,000 shares authorized; 33,630 and 33,466 shares
    issued and outstanding at September 30, 1999 and December 31, 1998, respectively  .....        336             335
  Capital in excess of par  ...............................................................    186,361         183,042
  Accumulated deficit  ....................................................................    (48,984)        (47,745)
  Accumulated other comprehensive loss  ...................................................     (5,478)           (872)
                                                                                              --------        --------
     Total stockholder's equity  ..........................................................    132,235         134,760
                                                                                              --------        --------
     Total liabilities and stockholder's equity  ..........................................   $772,976        $660,226
                                                                                              ========        ========

  The accompanying notes to financial statements are an integral part of these consolidated statements.

                                ADVANSTAR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data - Unaudited)


                                                                                         Three Months Ended
                                                                                            September 30,

                                                                                       1999              1998
                                                                                     --------------------------
Net revenue......................................................................     $ 84,049          $76,033
                                                                                      --------          -------
Operating expenses:
      Cost of production.........................................................       16,793           16,340
      Selling, editorial and circulation.........................................       33,515           30,198
      General and administrative.................................................        9,080            8,734
      Depreciation and amortization..............................................       15,911           18,615
                                                                                      --------          -------
            Total operating expenses.............................................       75,299           73,887
                                                                                      --------          -------
Operating income.................................................................        8,750            2,146
Other income (expense):
      Interest expense, net......................................................      (10,743)          (8,525)
      Other income (expense), net................................................            5              (82)
      Non-recurring charge.......................................................       (1,442)              --
                                                                                      --------          -------
Income before income taxes and minority interest.................................       (3,430)          (6,461)
Provision (benefit) for income taxes.............................................         (470)            (329)
Minority interest in losses (earnings) of subsidiary.............................        1,276             (688)
                                                                                      --------          -------
Net loss.........................................................................     $ (1,684)         $(6,820)
                                                                                      ========          =======
Earnings per share:
      Basic and Diluted..........................................................     $  (0.05)         $ (0.20)
                                                                                      ========          =======
Weighted average shares outstanding:
      Basic......................................................................       33,630           33,466
      Diluted....................................................................       34,372           33,466

  The accompanying notes to financial statements are an integral part of these consolidated statements.

                                ADVANSTAR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data - Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,

                                                                                       1999              1998
                                                                                   ------------------------------
Net revenue  ......................................................................   $254,223         $197,245
                                                                                      --------         --------
Operating expenses:
      Cost of production  .........................................................     50,765           41,715
      Selling, editorial and circulation  .........................................    105,493           85,800
      General and administrative  .................................................     33,790           26,571
      Depreciation and amortization  ..............................................     36,866           34,242
                                                                                      --------         --------
            Total operating expenses  .............................................    226,914          188,328
                                                                                      --------         --------
Operating income   ................................................................     27,309            8,917
Other income (expense):
      Interest expense, net  ......................................................    (28,134)         (19,016)
        Other income (expense), net  ..............................................        (89)          (1,976)
        Non-recurring charge  .....................................................     (1,442)              --
                                                                                      --------         --------
Income before income taxes and minority interest  .................................     (2,356)         (12,075)
Provision for income taxes  .......................................................        224               65
Minority interest in losses (earnings) of subsidiary  .............................      1,341              (15)
                                                                                      --------         --------
Net loss  .........................................................................   $ (1,239)        $(12,155)
                                                                                      ========         ========
Earnings per share:
       Basic and Diluted  .........................................................   $  (0.04)        $  (0.43)
                                                                                      ========         ========
Weighted average shares outstanding:
       Basic  .....................................................................     33,584           28,338
       Diluted  ...................................................................     34,474           28,338

  The accompanying notes to financial statements are an integral part of these consolidated statements.

                                ADVANSTAR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands - Unaudited)


                                                                                        Three Months Ended
                                                                                           September 30,

                                                                                     1999                 1998
                                                                                ---------------------------------
OPERATING ACTIVITIES
 Net income   ..................................................................   $  (1,684)           $ (6,820)
 Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization  ...............................................      16,062              18,761
  Non-cash interest  ...........................................................         325                 216
  Non-cash stock option compensation  ..........................................        (987)                 --
  (Gain) loss on sales of assets and other  ....................................      (2,237)                692
  Changes in operating assets and liabilities  .................................      (3,726)             (4,847)
                                                                                   ---------            --------
    Net cash provided by operating activities  .................................       7,753               8,002
                                                                                   ---------            --------
INVESTING ACTIVITIES
 Additions to property, plant and equipment  ...................................      (2,898)               (892)
 Change in notes receivable  ...................................................          96                   7
 Acquisition of publications and trade shows, net  .............................    (143,022)            (75,245)
 Proceeds from sale of assets  .................................................          17                   9
                                                                                   ---------            --------
    Net cash used in investing activities  .....................................    (145,807)            (76,121)
                                                                                   ---------            --------
FINANCING ACTIVITIES
 Net proceeds from (payments on) revolving credit loan  ........................      (1,500)             15,500
 Proceeds from sale of stock  ..................................................          --                 980
 Net proceeds from (payments on) long-term debt  ...............................     134,509              39,115
                                                                                   ---------            --------
    Net cash provided by (used in) financing activities  .......................     133,009              55,595
                                                                                   ---------            --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH  .......................................        (422)               (301)
NET DECREASE IN CASH AND CASH EQUIVALENTS  .....................................      (5,467)            (12,825)
CASH AND CASH EQUIVALENTS, beginning of period  ................................      14,530              21,974
                                                                                   ---------            --------
CASH AND CASH EQUIVALENTS, end of period  ......................................   $   9,063            $  9,149
                                                                                   =========            ========

  The accompanying notes to financial statements are an integral part of these consolidated statements.

                                ADVANSTAR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands - Unaudited)


                                                                                       Nine Months Ended
                                                                                          September 30,

                                                                                     1999                1998
                                                                               ----------------------------------
OPERATING ACTIVITIES
 Net income   ..................................................................   $  (1,239)          $ (12,155)
 Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization  ...............................................      37,310              34,611
  Non-cash interest  ...........................................................         864                 684
  Non-cash stock option compensation   .........................................       3,708                  --
  (Gain) loss on sales of assets and other  ....................................      (1,439)              2,319
  Changes in operating assets and liabilities   ................................        (464)             (2,938)
                                                                                   ---------           ---------
    Net cash provided by operating activities  .................................      38,740              22,521
                                                                                   ---------           ---------
INVESTING ACTIVITIES
 Additions to property, plant and equipment  ...................................      (6,036)             (2,570)
 Change in notes receivable  ...................................................         204                  21
 Acquisition of publications and trade shows, net  .............................    (149,860)           (348,148)
 Proceeds from sale of assets  .................................................          39               4,030
                                                                                   ---------           ---------
    Net cash used in investing activities  .....................................    (155,653)           (346,667)
                                                                                   ---------           ---------
FINANCING ACTIVITIES
 Net proceeds from (payments on) revolving credit loan  ........................     (20,500)             19,500
 Proceeds from sale of stock   .................................................          --              70,980
 Net proceeds from (payments on) long-term debt  ...............................     132,739             236,505
                                                                                   ---------           ---------
    Net cash provided by (used in) financing activities  .......................     112,239             326,985
                                                                                   ---------           ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH   ......................................        (279)               (714)
NET DECREASE IN CASH AND CASH EQUIVALENTS   ....................................      (4,953)              2,125
CASH AND CASH EQUIVALENTS, beginning of period  ................................      14,016               7,024
                                                                                   ---------           ---------
CASH AND CASH EQUIVALENTS, end of period  ......................................   $   9,063           $   9,149
                                                                                   =========           =========

  The accompanying notes to financial statements are an integral part of these consolidated statements.

                                ADVANSTAR, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Basis of Presentation

  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Advanstar, Inc. (the Company) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Although management believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes, included in the Company's Form 10-K for the year ended December 31, 1998. The results of operations for the three month and nine month periods ended September 30, 1999, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1999.

2.   Stock Split

  On April 20, 1999, the Company's Board of Directors approved a two-for-one stock split, which was effected as a stock dividend. On April 21, 1999, each stockholder was issued one additional share of Common Stock for each share of Common Stock held on the record date of April 20, 1999. All references to the number of common shares and per share amounts have been adjusted to reflect the stock split on a retroactive basis.


3.   Acquisition

  On July 28, 1999, the Company acquired certain trade show and publishing properties of Larkin-Pluznik-Larkin, LLC and LPL/Style Group, LLC, (collectively, Larkin) which operates apparel trade shows. The acquisition was accounted for using the purchase method of accounting. The purchase price was approximately $133.0 million in cash and assumed liabilities. Concurrent with the Larkin acquisition, the Company amended and restated its credit agreement to provide additional borrowing capacity to finance the acquisition.

  The following are unaudited pro forma operating results as if the acquisition had taken place at January 1, 1998:
                                                         Nine months ended
                                                         -----------------
                                                           September 30,
                                                           -------------
                                                       1999             1998
                                                       ----             ----
                                                     (in thousands, except per
                                                            share data)

     Total revenues........................       $275,959            $222,495
     Operating income......................         34,534              17,188
     Net loss..............................         (2,485)            (16,834)
     Loss per share diluted................       $  (0.07)           $  (0.59)


4.  Non-Recurring Charge

  Beginning in the quarter ended March 31, 1999, the Company began capitalizing direct costs related to an initial public offering. During the quarter ended September 30, 1999, the Company determined not to move forward at that time with the initial public offering. As a result, the Company recognized a charge of $1.4 million related to all costs of the initial public offering that had been previously capitalized.

                                ADVANSTAR, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
5.    Earnings Per Share

  Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share".

  The following table is a reconciliation of the earnings numerator and the weighted-average shares denominator used in the calculations of basic and diluted earnings per share:

                                                               Three Months Ended          Nine Months Ended
                                                                 September 30,               September 30,

                                                               1999          1998         1999          1998
                                                           ------------  ------------  -----------  ------------
                                                                  (in thousands, except per share data)
Net income
     Basic and diluted earnings per share   ................   $(1,684)      $(6,820)     $(1,239)     $(12,155)
Weighted Average Shares
     Basic   ...............................................    33,630        33,466       33,584        28,338
     Adjustments for dilutive securities:
           Employee stock options   ........................       742            --          890            --
                                                               -------       --------     --------      --------
     Diluted   .............................................    34,372        33,466       34,474        28,338
                                                               =======       =======      =======      ========
Earnings per share, basic and diluted   ....................   $ (0.05)      $( 0.20)     $ (0.04)     $ ( 0.43)
                                                               =======       =======      =======      ========

6.   Debt

  Long-term debt consists of the following:

                                                                                      September 30,  December 31,
                                                                                          1999          1998
                                                                                      ------------   -----------
                                                                                           (in thousands)
Tranche A term loan, interest at LIBOR plus 2.00%, 7.38% at September 30, 1999
   due October 31, 2003  ...........................................................     $ 94,117      $ 98,529
Tranche B term loan, interest at LIBOR plus 2.50%, 7.88% at September 30, 1999
   due April 30, 2005  .............................................................      149,100       149,700
Tranche C term loan, Interest at LIBOR plus 3.00%, 8.38% at September 30,1999
   due June 30, 2007   .............................................................      137,750           --
Revolving credit loan, interest at LIBOR plus 2.00%, 7.38% at September 30, 1999
   due October 31, 2003  ...........................................................        8,500        29,000
Senior subordinated notes at 9.25%, due May 31, 2008, Net of discount  .............      149,668       149,639
                                                                                         --------      --------
                                                                                          539,135       426,868
Less--Current maturities  .........................................................       (15,435)       (8,253)
                                                                                         --------      --------
                                                                                         $523,700      $418,615
                                                                                         ========      ========

  The Amended Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. The Company was in compliance with all covenants as of September 30, 1999.

  Certain financial covenants under the senior subordinated notes (the Notes) issued by Advanstar Communications, Inc. (Communications), a wholly-owned subsidiary of the Company, include a maximum leverage ration, a minimum fixed charge coverage ratio, limitations on certain asset dispositions, dividends and other restricted payments. The Company was in compliance with all covenants as of September 30, 1999.

                                ADVANSTAR, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

7.   Comprehensive Income

  The table below presents comprehensive income, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders.

                                                              Three Months Ended           Nine Months Ended
                                                                 September 30,               September 30,
                                                              1999          1998         1999           1998
                                                           -----------  ------------  -----------  --------------
                                                                              (in thousands)
Net loss  ...............................................     $(1,684)      $(6,820)     $(1,239)       $(12,155)
Change in cumulative translation adjustment  ............        (422)         (301)        (279)           (714)
                                                              -------       -------      -------        --------
Comprehensive loss  .....................................     $(2,106)      $(7,121)     $(1,518)       $(12,869)
                                                              =======       =======      =======        ========

8.  Segment Information

                                              Trade Shows                           Corporate
                                                  and         Trade      Marketing     and
                                              Conferences  Publications  Services     Other        Totals
                                              -----------  ------------  ---------  ----------  ------------
                                                                      (in thousands)
Three months ended September 30, 1999
Revenues  ..............................         $ 45,219      $ 34,234     $4,340    $   256       $ 84,049
Gross profit  ..........................           23,247         8,270      2,133         91         33,741
Segment assets  ........................          479,539       241,505      2,273     49,659        772,976
                                                 --------      --------     ------    -------       --------
Three months ended September 30, 1998
Revenues  ..............................           39,865        32,427      3,774        (33)        76,033
Gross profit  ..........................           18,658         8,916      1,983        (62)        29,495
Segment assets  ........................          348,078       249,460      2,292     48,518        648,348
                                                 --------      --------     ------    -------       --------

                                              Trade Shows                           Corporate
                                                  And         Trade      Marketing     and
                                              Conferences  Publications  Services     Other      Totals
                                              -----------  ------------  ---------  ---------  -----------
                                                                     (in thousands)
Nine months ended September 30, 1999
Revenues  ................................       $132,362      $108,239    $12,982    $   640     $254,223
Gross profit  ............................         61,398        30,035      6,281        251       97,965
Segment assets  ..........................        479,539       241,505      2,273     49,659      772,976
                                                 --------      --------    -------    -------     --------
Nine months ended September 30, 1998
Revenues  ................................         94,255        91,604     10,921        465      197,245
Gross profit  ............................         38,950        25,130      5,355        295       69,730
Segment assets  ..........................        348,078       249,460      2,292     48,518      648,348
                                                 --------      --------    -------    -------     --------

                                ADVANSTAR, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  The reconciliation of total segment gross profit to consolidated pre-tax income for the nine months ended September 30, 1999 and 1998 is as follows:

                                                  Three Months Ended             Nine Months Ended
                                             September 30,  September 30,    September 30,    September 30,
                                                 1999            1998            1999             1998
                                             -------------  --------------  -------------    -------------
                                                    (in thousands)                 (in thousands)
Total segment gross profit  ...........          $ 33,741        $ 29,495       $ 97,965       $ 69,730
General and administrative expense  ...            (9,080)         (8,734)       (33,790)       (26,571)
Depreciation and amortization  ........           (15,911)        (18,615)       (36,866)       (34,242)
Other expense  ........................           (12,180)         (8,607)       (29,665)       (20,992)
                                                 --------        --------       --------       --------
Consolidated income before minority
 interest and taxes  .................           $ (3,430)       $ (6,461)      $( 2,356)      $(12,075)
                                                 ========        ========       ========       ========

9.   Supplemental Guarantor Condensed Consolidating Financial Statements

 Basis of presentation

  The Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by the Company and the wholly-owned domestic subsidiaries of Communications. Communications is the only direct subsidiary of the Company and is wholly-owned by the Company. The subsidiary guarantors are Art Expositions International, Inc.; MAGIC; Applied Business TeleCommunications; and Expocon Management Associates, Inc. Communications, the subsidiary guarantors and the non-guarantor subsidiaries comprise all of the direct and indirect subsidiaries of the Company. The condensed consolidated financial statements of the guarantors are presented below and should be read in connection with the consolidated financial statements of the Company. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the Company believes the condensed consolidated financial statements presented are more meaningful in understanding the financial position of the guarantors and management has determined that such information is not material to investors.

  There are no significant restrictions on the ability of the subsidiary guarantors to make distributions to the Company.

                                ADVANSTAR, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             At September 30, 1999
                          (in thousands - Unaudited)

                                                  Company  Communications    Magic       ABC      Expocon
                                                 ----------  -----------  ---------  ---------  ---------
-----------------------------------------------------------------------------------------------------------
                   ASSETS
Current assets:
 Cash and cash equivalents  ................      $     --    $  2,530    $     29   $    --    $    (2)
 Accounts receivable, net  .................            --      24,512         293       (17)      (224)
 Prepaid expenses  .........................            --       8,775       2,569       619        519
 Intercompany receivable (payable)  ........           119     (48,865)     57,196      (392)     1,653
 Other  ....................................            --       1,409          --        --         --
                                                  --------     -------    --------   -------    -------
  Total current assets  ....................           119     (11,639)     60,087       210      1,946
                                                  --------     -------    --------   -------    -------
Property, plant and equipment, net  ........            --      15,026         400        34        455
Investments in subsidiaries  ...............       132,235     317,799          --        --         --
Net intangible assets, net  ................            --     424,749     201,375    17,191     10,571
                                                  --------    --------    --------   -------   --------
                                                  $132,354    $745,935    $261,862   $17,435    $12,972
                                                  ========    ========    ========   =======    =======
          LIABILITIES AND
       STOCKHOLDER'S EQUITY
Current liabilities:
 Current portion of long-term debt .........      $     --    $ 15,435    $     --   $    --    $    --
 Accounts payable ..........................           124       7,981       4,299        24        197
 Deferred revenue ..........................            --      21,039       2,193     2,996      1,877
 Accrued liabilities .......................            (5)     23,108       2,806        41        120
                                                  --------    --------    --------   -------    -------
  Total current liabilities ................           119      67,563       9,298     3,061      2,194
                                                  --------    --------    --------   -------    -------
Long term debt, net of current maturities ..            --     523,700          --        --         --
Other long term liabilities ................            --       6,684          --        --         --
Minority interest ..........................            --      15,753          --        --         --
Stockholder interest
 Common stock ..............................            36          10           1         2          1
 Capital in excess of par value ............       186,361     186,687     220,627    15,739      9,593
 Retained earnings (deficit) ...............       (48,984)    (48,984)     31,936    (1,367)     1,184
 Translation adjustment ....................        (5,478)     (5,478)         --        --         --
                                                  --------    --------    --------   -------   --------
  Total stockholder's equity ...............       132,235     132,235     252,564    14,374     10,778
                                                 --------     --------    --------   -------   --------
                                                  $132,354    $745,935    $261,862   $17,435    $12,972
                                                  ========    ========    ========   =======   ========
--------------------------------------------------------------------------------------------------------

                                                                   Non-
                                                  Guarantor      Guarantor                   Consolidated
                                                 Subsidiaries  Subsidiaries   Eliminations       Total
                                                 ------------  -------------  -------------  -------------
----------------------------------------------------------------------------------------------------------
                    ASSETS
Current assets:
 Cash and cash equivalents  ..............       $     27       $ 6,506       $     --       $  9,063
 Accounts receivable, net  ...............             52         3,448             --         28,012
 Prepaid expenses  .......................          3,707         3,593             --         16,075
 Intercompany receivable (payable)  ......         58,457        (9,592)          (119)            --
 Other  ..................................             --           281             --          1,690
                                                 --------       -------      ---------       --------
  Total current assets  ..................         62,243         4,236           (119)        54,840
                                                 --------       -------      ---------       --------
Property, plant and equipment, net  ......            889         1,310             --         17,225
Investments in subsidiaries  .............                                    (450,034)
Net intangible assets, net  ..............        229,137        47,025             --        700,911
                                                 --------       -------      ---------       --------
                                                 $292,269       $52,571      $(450,153)      $772,976
                                                 ========       =======      ==========      ========
            LIABILITIES AND
          STOCKHOLDER'S EQUITY
Current liabilities:
 Current portion of long-term debt  ......       $     --       $    --      $      --       $ 15,435
 Accounts payable  .......................          4,520         2,715           (124)        15,216
 Deferred revenue  .......................          7,066         8,359             --         36,464
 Accrued liabilities  ....................          2,967         1,414              5         27,489
                                                 --------       -------      ---------       --------
  Total current liabilities  .............         14,553        12,488           (119)        94,604
                                                 --------       -------      ---------       --------
Long term debt, net of current maturities              --            --             --        523,700
Other long term liabilities  .............             --            --             --          6,684
Minority interest  .......................             --            --             --         15,753
Stockholder interest
 Common stock  ...........................              4           332           (346)           336
 Capital in excess of par value  .........        245,959        44,037       (476,683)       186,361
 Retained earnings (deficit)  ............         31,753        (4,286)        21,517        (48,984)
 Translation adjustment  .................             --            --          5,478         (5,478)
                                                 --------       -------      ---------       --------
  Total stockholder's equity  ............        277,716        40,083       (450,034)       132,235
                                                 --------       -------      ---------       --------
                                                 $292,269       $52,571      $(450,153)      $772,976
                                                 ========       =======      =========       ========
-----------------------------------------------------------------------------------------------------------

                                ADVANSTAR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     Three Months Ended September 30, 1999
                           (in thousands - Unaudited)

                                           Company   Communications    Magic      ABC    Expocon
                                          ---------  ---------------  --------  -------  --------
Net revenue  ........................     $     --         $ 48,252    $27,503   $ 240   $ 1,737
                                          --------         --------    -------   -----    ------
Operating expenses:
 Cost of sales and selling, editorial
  and circulation  ..................           --           34,532      8,854     411     1,104
 General and administrative  ........           --            7,153        499      --       147
 Depreciation and amortization  .....           --            7,892      2,775     213       329
                                          --------         --------    -------   -----    ------
  Total operating expenses  .........           --           49,577     12,128     624     1,580
                                          --------         --------    -------   -----    ------

Operating income (loss)  ............           --           (1,325)    15,375    (384)      157
Other income (expense):
 Interest income (expense), net  ....           --          (10,411)        --      --        --
 Other income (expense), net  .......           --             (761)         1      --        --
                                          --------         --------    -------   -----    ------
Income (loss) before income taxes  ..           --          (12,497)    15,376    (384)      157
Provision for income tax  ...........           --             (225)        --      --       (50)
Minority interest in earnings  ......           --            1,276         --      --        --
Equity in (loss) of subsidiaries  ...       (1,684)           9,762         --      --        --
                                          --------         --------    -------   -----    ------
Net income (loss)  ..................     $ (1,684)        $ (1,684)   $15,376   $(384)   $  107
                                          ========         ========    =======   =====    ======
                                                              Non-
                                             Guarantor      Guarantor                   Consolidated
                                             Subsidiaries   Subsidiaries   Eliminations     Total
                                            -------------  -------------  -------------  -------------
Net revenue  ........................         $29,480        $ 6,317         $     --       $ 84,049
                                              -------        -------         --------       --------
Operating expenses:
 Cost of sales and selling, editorial
  and circulation  ..................          10,369          5,407                          50,308
 General and administrative  ........             646          1,281               --          9,080
 Depreciation and amortization  .....           3,317          4,702               --         15,911
                                              -------        -------         --------       --------
  Total operating expenses  .........          14,332         11,390               --         75,299
                                              -------        -------         --------       --------

Operating income (loss)  ............          15,148         (5,073)              --          8,750
Other income (expense):
 Interest income (expense), net  ....              --           (332)              --        (10,743)
 Other income (expense), net  .......               1           (677)              --         (1,437)
                                              -------        -------         --------       --------

Income (loss) before income taxes  ..          15,149         (6,082)              --         (3,430)
Provision for income tax  ...........             (50)           745               --            470
Minority interest in earnings  ......              --             --               --          1,276
Equity in (loss) of subsidiaries  ...              --             --           (8,078)            --
                                              -------        -------          -------       --------
Net income (loss)  ..................         $15,099        $(5,337)         $(8,078)      $ (1,684)
                                              =======        =======          =======       ========

                                ADVANSTAR, INC.


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      Nine Months Ended September 30, 1999
                           (in thousands - Unaudited)

                                           Company   Communications    Magic       ABC     Expocon
                                          ---------  ---------------  --------  ---------  --------

Net revenue  ........................      $    --         $156,748    $55,216   $ 1,157    $7,927
                                          --------         --------    -------   -------    ------
Operating expenses:
 Cost of sales and selling, editorial
  and circulation  ..................           --          106,345     18,867     1,754     4,658
 General and administrative  ........           --           27,740      1,486        --       469
 Depreciation and amortization  .....           --           20,615      8,323       684       989
                                          --------         --------    -------   -------    ------
  Total operating expenses  .........           --          154,700     28,676     2,438     6,116
                                          --------         --------    -------   -------    ------

Operating income (loss)  ............           --            2,048     26,540    (1,281)    1,811
Other income (expense):
 Interest income (expense), net  ....           --          (27,143)         2        --        --
 Other income (expense), net  .......           --            1,360          1        --        --
                                          --------         --------    -------   -------    ------
Income (loss) before income taxes  ..           --          (23,735)    26,543    (1,281)    1,811
Provision for income tax  ...........           --             (268)        --        --       (50)
Minority interest in earnings  ......           --            1,341         --        --        --
Equity in (loss) of subsidiaries  ...       (1,239)          21,423         --        --        --
                                          --------         --------    -------   -------    ------
Net income (loss)  ..................      $(1,239)        $ (1,239)   $26,543   $(1,281)   $1,761
                                          ========         ========    =======   =======    ======
                                                            Non-
                                          Guarantor      Guarantor                   Consolidated
                                         Subsidiaries   Subsidiaries   Eliminations       Total
                                        -------------  -------------  -------------  -------------

Net revenue  ........................      $64,300        $33,175        $     --       $254,223
                                         ---------        -------        --------       --------
Operating expenses:
 Cost of sales and selling, editorial
  and circulation  ..................       25,279         24,634             --         156,258
 General and administrative  ........        1,955          4,095             --          33,790
 Depreciation and amortization  .....        9,996          6,255             --          36,866
                                         ---------        -------        --------       --------
  Total operating expenses  .........       37,230         34,984             --         226,914
                                         ---------        -------        --------       --------

Operating income (loss)  ............       27,070         (1,809)            --          27,309
Other income (expense):
 Interest income (expense), net  ....            2           (993)            --         (28,134)
 Other income (expense), net  .......            1         (2,892)            --          (1,531)
                                           -------        -------        --------       --------
Income (loss) before income taxes  ..       27,073         (5,694)            --          (2,356)
Provision for income tax  ...........          (50)            94             --            (224)
Minority interest in earnings  ......           --             --             --           1,341
Equity in (loss) of subsidiaries  ...           --             --        (20,184)             --
                                           -------        -------        --------       --------
Net income (loss)  ..................      $27,023        $(5,600)      $(20,184)      $  (1,239)
                                           =======        =======        ========       ========

                                ADVANSTAR, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     Three Months Ended September 30, 1999
                           (in thousands - Unaudited)


                                                Company   Communications     Magic      ABC    Expocon
                                               ---------  ---------------  ---------  -------  --------
Operating Activities:
 Net income (loss)  .....................       $(1,684)       $  (1,684)  $ 15,376    $(384)    $ 107
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization  ........            --            8,010      2,804      214       330
  Non cash Items  .......................            --           (2,907)        --       --        --
  Change in working capital
  items  ................................            --            5,655    (18,035)     127      (427)
                                               --------        ---------    -------    -----     -----
  Net cash provided by (used in)
  operating activities  .................        (1,684)           9,074        145      (43)       10
                                               --------        ---------   --------    -----     -----
Investment Activities:
 Net loss in investment in
  subsidiaries  .........................         1,684               --         --       --        --
 Additions to property, plant and
  equipment, net  .......................            --           (2,626)      (127]      46        (8)
 Acquisitions of publications and                    --         (142,728)        --       (3)        1
  trade shows and other  ................      --------        ---------   --------    -----      ----

  Net cash provided by (used in)
  investing activities  .................         1,684         (145,354)      (127)      43        (7)
                                               --------        ---------   --------    -----     -----
Financing Activities:
 Proceeds from sale of common
  stock and capital contributions
  and other  ............................            --               --         --       --        --
 Dividends paid to minority interest
  holders  ..............................            --               --         --       --        --
 Borrowings of long-term debt,
  net  ..................................            --          133,009         --       --        --
                                               --------        ---------   --------    -----     -----
  Net cash provided by (used in)
  financing activities  .................            --          133,009         --       --        --
                                               ========        =========   ========    =====     =====
EFFECT OF EXCHANGE RATE ON CASH                                     (422)
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS:  ................             --           (3,693)        18       --         3
CASH AND CASH EQUIVALENTS,
 beginning of period:  .................             --            6,223         11       --        (5)
                                               --------        ---------   --------    -----     -----
CASH AND CASH EQUIVALENTS,
                                                $    --        $   2,530   $     29    $  --     $  (2)
 end of period:  .......................       ========        =========   ========    =====     =====


                                                               Non-
                                              Guarantor      Guarantor                    Consolidated
                                             Subsidiaries   Subsidiaries   Eliminations      Total
                                             -------------  ------------   ------------   ------------
Operating Activities:
 Net income (loss)  .....................     $ 15,099         $(5,337)       $(8,078)     $  (1,684)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization  ........        3,348           4,704             --         16,062
  Non cash Items  .......................           --               8             --         (2,899)
  Change in working capital
  items  ................................      (18,335)           (808)         9,762         (3,726)
                                              --------         -------        -------       --------
  Net cash provided by (used in)
  operating activities  .................          112          (1,433)         1,684          7,753
                                              --------         -------        -------      ---------
Investment Activities:
 Net loss in investment in
  subsidiaries  .........................           --              --         (1,684)            --
 Additions to property, plant and
 equipment, net  ........................          (89)           (166)            --         (2,881)
 Acquisitions of publications and
  trade shows and other  ................           (2)           (196)            --       (142,926)
                                              --------         -------        -------      ---------
  Net cash provided by (used in)
  investing activities  .................          (91)           (362)        (1,684)      (145,807)
                                              --------         -------        -------      ---------
Financing Activities:
 Proceeds from sale of common
  stock and capital contributions
  and other  ............................           --              --             --             --
 Dividends paid to minority interest
  holders  ..............................           --              --             --             --
 Borrowings of long-term debt,
  net  ..................................           --              --             --        133,009
                                              --------         -------        -------      ---------
  Net cash provided by (used in)
  financing activities  .................           --              --             --        133,009
                                              ========         =======        =======      =========
EFFECT OF EXCHANGE RATE ON CASH                                                                 (422)
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS:  .................           21          (1,795)            --         (5,467)
CASH AND CASH EQUIVALENTS,
 beginning of period:  ..................            6           8,301             --         14,530
                                              --------         -------        -------      ---------
CASH AND CASH EQUIVALENTS,
  end of period:  .......................     $     27         $ 6,506        $    --      $   9,063
                                              ========         =======        =======      =========

                                ADVANSTAR, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      Nine Months Ended September 30, 1999
                           (in thousands - Unaudited)

                                                Company   Communications     Magic       ABC     Expocon
                                               ---------  ---------------  ---------  ---------  --------
Operating Activities:
 Net income (loss)  ......................      $(1,239)       $  (1,239)  $ 26,543    $(1,281)  $ 1,761
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization  .........           --           20,962      8,408        687       991
  Non cash Items  ........................           --            3,125         --         --        --
  Change in working capital
  items  .................................           --           12,208    (34,654)      (595)   (2,363)
                                               --------        ---------   --------    -------   -------
  Net cash provided by (used in)
  operating activities  ..................       (1,239)          35,056        297     (1,189)      389
                                               --------        ---------   --------    -------   -------
Investment Activities:
 Net loss in investment in
  subsidiaries  .........................         1,239               --         --         --        --
 Additions to property, plant and
  equipment, net  .......................            --           (5,137)      (135)        46       (16)
 Acquisitions of publications and
  trade shows and other  ................            --         (147,619)       (29)     1,135        (3)
                                               --------        ---------    -------    -------   -------

  Net cash provided by (used in)
  investing activities  .................         1,239         (152,756)      (164)     1,181       (19)
                                               --------        ---------   --------    -------   -------
Financing Activities:
 Proceeds from sale of common
  stock and capital contributions
  and other  ............................            --               --         --         --        --
 Dividends paid to minority interest
  holders  ..............................            --               --         --         --        --
 Borrowings of long-term debt,
  net  ..................................            --          112,239         --         --        --
                                               --------        ---------   --------    -------   -------
  Net cash provided by (used in)
  financing activities  .................            --          112,239         --         --        --
                                               ========        =========   ========    =======   =======
EFFECT OF EXCHANGE RATE ON CASH                                     (279)
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS:  .................            --           (5,740)       133         (8)      370
CASH AND CASH EQUIVALENTS,
 beginning of period:  ..................            --            8,270       (104)         8      (372)
                                               --------        ---------   --------    -------   -------
CASH AND CASH EQUIVALENTS,
 end of period: .........................       $    --        $   2,530   $     29    $         $    (2)
                                               ========        =========   ========    =======   =======

                                                                  Non-
                                                 Guarantor      Guarantor                  Consolidated
                                                Subsidiaries   Subsidiaries  Elimination       Total
                                               -------------   ------------  ------------  -------------
Operating Activities:
 Net income (loss)  ......................     $ 27,023         $(5,600)     $(20,184)     $  (1,239)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization  .........       10,086           6,262            --         37,310
  Non cash Items  ........................           --               8            --          3,133
  Change in working capital
  items  .................................      (37,612)          3,517        21,423           (464)
                                               --------         -------      --------      ---------
  Net cash provided by (used in)
  operating activities  ..................         (503)          4,187         1,239         38,740
                                               --------         -------      --------      ---------
Investment Activities:
 Net loss in investment in
  subsidiaries  .........................            --              --        (1,239)            --
 Additions to property, plant and
  equipment, net  .......................          (105)           (755)           --         (5,997)
 Acquisitions of publications and
  trade shows and other  ................         1,103          (3,140)           --       (149,656)
                                               --------         -------      --------      ---------
  Net cash provided by (used in)
  investing activities  .................           998          (3,895)       (1,239)      (155,653)
                                               --------         -------      --------      ---------
Financing Activities:
 Proceeds from sale of common
  stock and capital contributions
  and other  ............................            --              --            --             --
 Dividends paid to minority interest
  holders  ..............................            --              --            --             --
 Borrowings of long-term debt,
  net  ..................................            --              --            --        112,239
                                               --------         -------      --------      ---------
  Net cash provided by (used in)
  financing activities  .................            --              --            --        112,239
                                               ========         =======      ========      =========

EFFECT OF EXCHANGE RATE ON CASH                                                                 (279)
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS:  .................           495             292            --         (4,953)
CASH AND CASH EQUIVALENTS,
 beginning of period:  ..................          (468)          6,214            --         14,016
                                               --------         -------      --------      ---------
CASH AND CASH EQUIVALENTS,
 end of period: .........................       $    27         $ 6,506      $     --      $   9,063
                                               ========         =======      ========      =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

This quarterly report of Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements, including statements about plans and objectives of management and market growth and opportunity. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. Important cautionary statements and risk factors that would affect actual results are discussed in Advanstar's periodic reports and registration statements filed with the Securities and Exchange Commission, including those under the caption entitled "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K files with the Securities and Exchange Commission on March 31, 1999.

General

     Advanstar is a worldwide provider of integrated, business-to-business marketing communications solutions for targeted industry sectors, principally through trade shows and conferences and through controlled circulation trade, business and professional magazines. We also provide a broad range of other marketing services products, including classified advertising, direct mail services, reprints, database marketing, directories, guides, reference books and internet based advertising, sponsorships and custom projects.

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

     Trade shows and conferences accounted for 53.8% and 52.4% of total revenue for the three months, and 52.1% and 47.8% of total revenue for the nine months ended September 30, 1999 and 1998, respectively. Publications accounted for 40.7% and 42.7% of total revenue for the three months, and 42.6% and 46.4% of total revenue for the nine months ended September 30, 1999 and 1998, respectively. Marketing services accounted for 5.5% and 4.9% of total revenue for the three months, and 5.4% and 5.8% of total revenue for the nine months ended September 30, 1999 and 1998, respectively. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC trade shows and our other large trade shows and conferences. Because trade shows and conferences revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

     Beginning in the quarter ended March 31, 1999, we began capitalizing direct costs related to an initial public offering. During the quarter ended September 31, 1999, we determined not to move forward at that time with the initial public offering. As a result, we have recognized a $1.4 million charge for costs previously capitalized.

Sources of Revenue

     Trade shows and conferences. The trade shows and conferences segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at its events. Events are generally held on an annual basis in major metropolitan or convention areas such as New York City or Las Vegas. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as a year in advance. For example, over 70% of exhibit space at our ScanTech, ICCM and TeleCon shows is reserved prior to the end of the preceding show. The sale of exhibit space is affected by the on-going quality and quantity of attendance, venue selection and availability, industry life cycle and general market conditions. Revenue and related direct event expenses are recognized in the month in which the event is held. Cash is collected in advance of an event and is recorded on our balance sheet as deferred revenue.

     Publications. The publications segment derives revenue principally from the sale of advertising in its business-to-business magazines. Additionally, certain publications derive revenue from paid subscriptions, custom publishing,
and internet based advertising and sponsorship activities.   Paid subscriptions
comprise less than 5% of total publishing revenue.   Most publications are
produced monthly with advertising sold both on an annual schedule and single insertion basis. The sale of advertising is affected by new product releases, circulation quality, readership and general market conditions. Advertising revenue is recognized on the publication issue date, and subscription revenue, if any, is recognized over the subscription period, typically one year.

     Marketing services. The marketing services segment derives its revenue from the sale of value-added marketing products such as classified advertising, both print and internet based, direct mail services, reprints, database marketing, directories, guides and reference books. These products complement and, in many cases, utilize the content or databases generated by our trade shows, conferences and publications. The sale of these products is affected by the success of the event or publication from which these products are derived, the quality of the sales team and general market conditions. Revenue is generally recognized when the applicable product is shipped.

Components of Expenses

     Trade shows and conferences. Costs incurred by the trade shows and conferences segment include facility rent, outsourced services such as registration, security and decorator, and attendee and exhibitor promotion. Exhibitors generally contract directly with third parties for on-site services such as electrical, booth set-up and drayage. Staff salaries and related payroll expenses are treated as monthly period expenses. All other direct costs are expensed in the month the event occurs. General and administrative costs are not allocated to the segments.

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

     Marketing services. Costs of the marketing services segment include printing and distribution costs, database administration fees and selling and product development salaries and related payroll taxes and benefits. General and administrative costs are not allocated to the segments.

Selected Financial Data

     The following table sets forth selected statements of operations and other financial data.

     We define "EBITDA" as operating income plus amortization and depreciation. EBITDA does not represent, and should not be considered to be, an alternative to net income or cash flow from operations as determined in accordance with GAAP, and our calculation thereof may not be comparable to that reported by other companies. We believe that EBITDA provides useful information regarding our ability to service and/or incur indebtedness and is used by many other companies. Our key financial covenants under the Amended Credit Agreement, which impact the amount of indebtedness we are permitted to incur, are based, in part, on our EBITDA. EBITDA does not take into account our working capital requirements, debt service requirements and other commitments. Accordingly, EBITDA is not necessarily indicative of amounts that may be available to us for discretionary uses.

      To calculate EBITDA for the three months ended September 30, 1999 and 1998, we adjusted operating income by $1.3 and $(0.7), to reflect minority interest. To calculate EBITDA for the nine months ended September 30, 1999, we adjusted operating income by $1.3 million, to reflect minority interest. There was no comparable adjustment in calculating EBITDA for the nine months ended September 30, 1998.

                                                                  Three Months Ended           Nine Months Ended
                                                                     September 30,               September 30,
                                                                  1999           1998          1999         1998
                                                              -------------  ------------  ------------  -----------
                                                                    (in thousands)              (in thousands)
Net revenue:
  Trade shows and conferences...............................       $45,219       $39,865      $132,362     $ 94,255
  Publications..............................................        34,234        32,427       108,239       91,604
  Marketing services and other..............................         4,596         3,741        13,622       11,386
                                                                   -------       -------      --------     --------
     Total net revenues.....................................        84,049        76,033       254,223      197,245
Production, selling and other direct expenses:
  Trade shows and conferences...............................        21,972        21,207        70,964       55,305
  Publications..............................................        25,964        23,511        78,204       66,474
  Marketing services and other..............................         2,372         1,820         7,090        5,736
                                                                   -------       -------      --------     --------
     Total production, selling and other direct expenses....        50,308        46,538       156,258      127,515
General and administrative expenses.........................        10,881         9,329        32,358       28,340
Non-cash stock option compensation..........................          (987)           --         3,708           --
Amortization................................................        15,097        18,020        34,590       32,473
                                                                   -------       -------      --------     --------
     Operating income.......................................         8,750         2,146        27,309        8,917
Other income (expense):
  Interest expense (net)....................................        10,743         8,525        28,134       19,016
  Other income (expense)....................................          (161)         (770)         (190)      (1,991)
Provision (benefit) for income taxes........................          (470)         (329)          224           65
                                                                   -------       -------      --------     --------
Net income (loss)...........................................       $(1,684)      $(6,820)     $ (1,239)    $(12,155)
                                                                   =======       =======      ========     ========

EBITDA......................................................       $23,123       $20,070      $ 67,275     $ 43,169

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998
Revenue

     Revenue increased $8.0 million or 10.5% from $76.0 million for the third quarter of 1998 to $84.0 million for the comparable period in 1999.

     Revenue from trade shows and conferences increased $5.4 million or 13.4 % from $39.8 million in the third quarter of 1998 to $45.2 million for the third quarter of 1999. The increase in revenue was attributable to acquisitions resulting in a revenue increase of $7.3 million, growth in our existing product portfolio, including MAGIC, of $2.7 million or 8.0% over the comparable period of 1998, partially offset by $2.7 million caused by the movement of trade show dates from one quarter to another and $1.9 million related to discontinued events.

     Revenue from publications increased $1.8 million or 5.6% from $32.4 million in the third quarter of 1998 to $34.2 million for the comparable period in 1999. The increase was primarily attributable to the acquisition of Travel Agent in August 1998 and Sensors magazine in July 1999. Revenue from acquisitions increased $3.8 million, offset by $0.5 million in sold or discontinued properties, $0.9 million caused by the movement of an annual directory from one quarter to another and a $0.6 million or 2.3% decrease from continuing comparable publications. Our publishing properties operate in many different markets and industries which are subject to economic conditions prevalent in those industries. Accordingly, publishing properties' advertising pages and revenues may fluctuate in connection with the markets in which they operate.

     Revenue from marketing services increased $0.9 million or 22.9% from $3.7 million for the third quarter of 1998 to $4.6 million for third quarter of 1999. Growth in revenue from directories and list rentals was primarily responsible for the increase.

Production, Selling and Other Direct Expense

     Production, selling and other direct expenses increased $3.8 million or 8.1% from $46.5 million for the third quarter of 1998 to $50.3 million for the third quarter of 1999.

     Trade shows and conferences production, selling and other direct expenses increased $0.8 million or 3.6% from $21.2 million for the third quarter of 1998 to $22.0 million for the comparable period in 1999. This increase was primarily due to increases in operation, promotion and management costs associated with our acquisitions as well as costs attributable to growth in existing events, offset by costs associated with trade show date shifts and discontinued events.

     Publications production, selling and other direct expenses increased $2.5 million or 10.4% from $23.5 million for the third quarter of 1998 to $26.0 million for the third quarter of 1999. This increase was primarily attributable to direct costs related to acquisitions as well as selected investments and product development in certain of our publications.

     Marketing services production, selling and other direct expenses increased $0.6 million or 30.3% from 1.8 million for the third quarter of 1998 to $2.4 million for the third quarter of 1999. This increase was primarily due to increased selling expenses incurred as a result of our efforts to market these products as well as increased costs of production due to the growth in those respective product lines.

General and Administrative Expenses

     General and administrative expenses increased $1.6 million or 16.6% from $9.3 million for the three months ended September 30, 1998 to $10.9 million for the three months ended September 30, 1999. This increase was primarily attributable to increased overheads related to the eight acquisitions completed during or after the quarter ended September 30, 1998. As we integrate these acquisitions into our existing structure we incur certain additional overheads necessary to support the acquired business. These were partially offset by a $1.0 million reduction in stock option compensation expense.

Amortization

     Amortization expense decreased $2.9 million from $18.0 million for the three months ended September 30, 1998 to $15.1 million for the three months ended September 30, 1999 primarily due to increased amortization of intangible assets related to the acquisitions, offset by a reduced level of charges taken as a result of discontinued properties. During 1999 and 1998 we wrote-off $3.7 million and $13.4 million of intangible assets attributable to discontinued properties.

Operating Income

     Operating income increased $6.7 million or 307.7% from $2.1 million for the three months ended September 30, 1998 to $8.8 million for the three months ended September 30, 1999. The increase was due to revenue growth across our segments, a reduction in intangible assets written-off during the third quarter and a $1.0 million reduction in stock option related compensation expense.

Interest Expense

     Net interest expense increased $2.2 million or 26.0% from $8.5 million for the three months ended September 30, 1998 to $10.7 million for the three months ended September 30, 1999 due to the additional indebtedness necessary to fund acquisitions, partially offset by an aggregate reduction in interest rates of approximately 0.4%. In July 1999, we obtained an additional $138.0 million in term debt financing that was used to fund the Larkin and other acquisitions during the quarter.

Net Loss

     Net loss decreased $5.1 million or 75.3% from $6.8 million for the three months ended September 30, 1998 to $1.7 million for the three months ended September 30, 1999 due to the improvements in operating results described above, offset by a $1.4 million charge related to the write-off of previously capitalized costs of the proposed initial public offering.

EBITDA

     EBITDA increased $3.1 million or 15.2% from $20.0 million for the three months ended September 30, 1998 to $23.1 million for the three months ended September 30, 1999. The increase was due to the increase in our revenue, operating performance and other changes as described above.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998
Revenue

     Revenue increased $57.0 million or 28.9% from $197.2 million for the first nine months of 1998 to $254.2 million for the first nine months of 1999.

     Revenue from our trade shows and conferences increased $38.1 million or 40.4% from $94.3 million for the first nine months of 1998 to $132.4 million for the first nine months of 1999. We completed 12 acquisitions in 1998 which contained at least one trade show or conference, such as MAGIC, SeCA, Starform and Larkin. Revenue attributable to acquisitions grew $43.1 million to $67.3 million in the first nine months of 1999 from $24.2 million for the same period in 1998. Revenue on the balance of the business declined $5.0 million due to growth in the remaining business of $3.2 million or 5.4% to $63.4 million in 1999 from $60.2 million in 1998. This revenue was offset by $5.0 million from discontinued events held in 1998 and $3.2 million caused by the movement of trade show dates from one quarter to another.

     Revenue from our publications increased $16.6 million or 18.2% from $91.6 million for the first nine months of 1998 to $108.2 million for the first nine months of 1999. The increase in revenue was due primarily to acquisitions that we made in 1998 and 1999. Acquisitions such as Travel Agent, TeleProfessional, Post and Sensors accounted for $20.3 million of the total revenue increase from publications in the first nine months of 1999. These revenue gains were partially offset by a $1.9 million or 2.3% reduction in revenue from our other properties and $1.8 million relating to sold or discontinued properties. Our publishing properties operate in many different markets and industries which are subject to economic conditions prevalent in those industries. Accordingly, publishing revenues may fluctuate in connection with the markets in which they operate.

     Revenue from our marketing services increased $2.2 million or 19.6% from $11.4 million for the first nine months of 1998 to $13.6 million for the first nine months of 1999. Growth in revenue from list rentals, display and classified advertising, card decks and books was primarily responsible for the increase.

Production, Selling and Other Direct Expenses

     Production, selling and other direct expenses increased $28.8 million or 22.5% from $127.5 million for the first nine months of 1998 to $156.3 million for the first nine months of 1999.

     Trade shows and conferences production, selling and other direct expenses increased $15.7 million or 28.3% from $55.3 million for the first nine months of 1998 to $71.0 million for the first nine months of 1999. This increase was primarily due to increases in our operation, promotion and management costs associated with our acquisitions as well as to costs attributable to new launches and growth in our existing events.

     Publications production, selling and other direct expenses increased $11.7 million or 17.6% from $66.5 million for the first nine months of 1998 to $78.2 million for the first nine months of 1999. Direct costs related to acquisitions of publications were primarily responsible for the increase as well as selected investments and product development in certain of our publications.

     Marketing services production, selling and other direct expenses increased $1.4 million or 23.6% from $5.7 million for the first nine months of 1998 to $7.1 million for the first nine months of 1999. This increase was primarily due to the increased selling expenses incurred as a result of our efforts to market these products as well as increased costs of production due to the growth in those respective product lines.

General and administrative expenses

     General and administrative expenses increased $4.0 million or 14.2% from $28.3 million for the first nine months of 1998 to $32.3 million for the first nine months of 1999. This increase was primarily attributable to increased overheads related to the eight acquisitions completed during or after the quarter ended September 30, 1998. These increases were partially offset by improvements in our trade show operations support group. Additionally, general and administrative expenses include a $3.7 million non-cash charge related to our stock option compensation plan.

Amortization

     Amortization expense increased $2.1 million from $32.5 million for the first nine months of 1998 to $34.6 million for the first nine months of 1999. This increase was primarily attributable to increased amortization of intangible assets related to our acquisitions, partially offset by $10.1 million of intangible assets written off during the first nine months of 1998. These intangible assets related to publication and trade show properties that were discontinued.

Operating income

     Operating income increased $18.4 million or 206.3% from $8.9 million for the first nine months of 1998 to $27.3 million for the first nine months of 1999. The increase was due to the revenue growth across our segments, partially offset by a $3.7 million non-cash charge for stock option related compensation expense and increased amortization expense.

Interest expense

     Net interest expense increased $9.1 million or 47.9% from $19.0 million for the first nine months of 1998 to $28.1 million for the first nine months of 1999 due to the additional indebtedness incurred to fund acquisitions, partially offset by an aggregate reduction in interest rates of approximately 0.4%. In July 1999, we obtained an additional $138.0 million in term debt financing that was used to fund the Larkin and certain other acquisitions.


Net loss

     Net loss decreased $10.9 million or 89.8% from a net loss of $12.1 million for the first nine months of 1998 to a net loss of $1.2 million for the first nine months of 1999 due the improvements in operating performance described above.

EBITDA

     EBITDA increased $24.1 million or 55.8% from $43.2 million for the first nine months of 1998 to $67.3 million for the first nine months of 1999. The increase was due primarily to an increase in our revenue and resulting increase in operating performance as described above.

Liquidity and Capital Resources

     Historically, our financing requirements have been funded through cash generated by operating activities, the sale of additional shares of common stock to our existing stockholder, revolving and term loan borrowings and, in 1998, the issuance of $150.0 million of the Notes.

     Cash flows from operating activities. Net cash provided by operations in the first nine months of 1999 increased $16.2 million, or 72.0%, to $38.7 million in 1999 from $22.5 million in the first nine months of 1998. The increase was due primarily to an increase in earnings of $10.9 million which includes additional depreciation and amortization of $2.7 million and a non-cash charge of $3.7 million of compensation expense related to our stock options. These additional incremental charges should be added back to our net loss when determining our cash flows from operating activities. A decrease in other charges of $3.6 million partially offset by a decrease in working capital items of $2.5 million served to offset the gains described above.

     Cash flows from investing activities. Net cash used in investing activities decreased $191.0 million from $346.7 million to $155.7 million for the firstnine months of 1999. The decrease is primarily due to a reduction in acquisition activity, offset by an increase in fixed asset expenditures principally attributable to our year 2000 efforts and proceeds of $4.0 million from the sale of certain properties in April 1998.

     Cash flows from financing activities. Net cash provided by financing activities decreased $214.8 million from $327.0 million for the first nine months of 1998 to $112.2 million for the first nine months of 1999. This decrease was principally due to our financing fewer acquisitions in 1999 in comparison to 1998, and repayments on our long-term debt. In July 1999, we also obtained an additional $138.0 million in term debt financing that was used to fund the Larkin acquisition.

     Capital expenditures. Capital expenditures increased $3.4 million from $2.6 million for the first nine months of 1998 to $6.0 million for the first
nine months of 1999.   The increase was due primarily to upgrades and expansion
of certain of our computer networks and servers principally related to our year 2000 efforts and other strategic investments. Capital expenditures have been financed by our cash flows from operations.

     We expect that our primary source of liquidity will be cash flow from operations. We also have a $60.0 million revolving line of credit available for funding capital expenditures, working capital needs, acquisitions, or for other general corporate purposes. As of September 30, 1999, we have approximately $51.5 million of availability under the revolving credit facility. We generally operate with negative working capital, excluding cash and current maturities of long-term debt, due to the impact of deferred revenue from expositions, which are billed and collected as deposits up to one year in advance of the respective trade show. Consequently, our existing operations are expected to maintain very low or negative working capital balances. We believe that we have sufficient capital resources for ongoing operations requirements. For our long-term capital requirements beyond December 31, 2001, we will continue to rely on operating cash flows and believe that we will be able to access capital markets. We make no assurance that we will have access to these markets on terms favorable to us or at all.

     Interest payments on our Notes and interest and principal payments under our credit facility will represent significant liquidity requirements for us. Our credit facility includes both term loans and a revolving credit facility. The senior term debt under our credit facility consists of three tranches, $100.0 million of tranche A term loans amortizing over 5.5 years maturing October 31, 2003, $150.0 million of tranche B term loans with modest amortization over the initial 5.5 years of its term maturing with balloon payments in 2004 and 2005 and $138.0 million of tranche C term loans with modest amortization over the initial 7 years of its term maturing with balloon payments in 2006 and 2007. The Chase Manhattan Bank, as administrative agent, leads our lenders which include FleetBoston Financial Corp., Bank of New York, Dresdner Bank AG, Heller Financial, First Source Financial LLP, Pacific Century Bank and
Trust Company of the West as well as several other institutional funds.   The
$60.0 million revolving credit facility matures on October 31, 2003. Interest rates under our senior term debt and revolving credit facility fluctuate and significant increases in LIBOR could adversely impact our liquidity. To mitigate such risk, we have capped our interest rate exposure by fixing interest rates on approximately $270.0 million of long-term debt by the issuance of our Notes and the purchase of interest rate cap agreements ranging from 8.0% to 8.5%.

     We believe that cash flow from operations and borrowings under the revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations (including our Notes) and other needs. We believe such liquidity will also enable us to make selective acquisitions to the extent of available free cash flow and remaining availability under our revolving credit facility. There can be no assurance that our business will generate sufficient revenue growth, or that future borrowings will be available to enable us to service our indebtedness or to fund our other liquidity needs.

Year 2000 Issues

     We have conducted a review of our computer systems and software infrastructure to identify risks related to processing Year 2000 information. With the implementation of our enhanced exposition system, we have substantially completed our plan to become Year 2000 compliant. We continue to assess the readiness of our mission critical systems and test (and correct where necessary)
any ancillary systems through the remainder of 1999.   The total outside cost of
our activities incurred to date is approximately $4.2 million. Most of these costs relate to the purchase of capital equipment and have been capitalized. We believe that any additional cost to remediate our computer systems and software infrastructure will be immaterial. With our completed modifications and upgrades to existing software, Year 2000 compliance will not pose significant operational issues. We have identified significant service providers, vendors and suppliers that we believe will be critical to our business operations after
December 31, 1999.   We have not identified any deficiencies in our vendor's
Year 2000 status.

     The outcome of our Year 2000 readiness review depends on a number of risks and uncertainties, some of which are beyond our control. Based on our review and assessment to date, we do not believe that any Year 2000 issues will have a material adverse effect on our business, financial condition or results of operations. If we are not able to resolve any unforeseen Year 2000 issues, there could be a delay in providing services to new subscribers of our publications and in our trade show operations, such as invoicing exhibitors. If our services were delayed, we could continue to mail our publications to our subscribers as of December 31, 1999 and manually invoice exhibitors at our trade shows until we could take remedial action. We do not believe a delay caused by failure to resolve unforeseen Year 2000 issues would have a material impact on our revenue.

Market Risk

     We are exposed to various market risks, which is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We enter into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates.

     Interest. We rely significantly on long-term floating rate and fixed rate debt in its capital structure. At September 30, 1999, our debt totaled $539.1 million of which $270.0 million was either fixed rate debt or covered by interest rate cap agreements.

     At September 30, 1999, we had fixed rate debt of $150.0 million and floating rate debt of $389.1 million. Holding other variables constant (such as debtlevels) a one percentage point decrease in interest rates would have a net increase in the fair market value of the fixed rate debt of approximately $9.0 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be a reduction of $3.9 million, holding other variables constant and excluding the impact of our interest rate cap agreements.

     Currencies.   We maintain assets and operations in Europe, South America and Asia. The results of operations and financial position of the our foreign operations are principally measured in their respective currency and translated into U. S. dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the US dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which it sells.

     A portion of our assets are based in our foreign locations and are translated into U S dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholder's investment. Accordingly, our consolidated stockholder's investment will fluctuate depending upon the weakening or strengthening of the U S dollar against the respective foreign currency.

     Our strategy for management of currency risk relies primarily upon conducting our operations in a country's respective currency and may, from time to time,enter into forward exchange contracts to reduce our exposure to currency fluctuations. There are no material forward exchange contracts outstanding during the periods presented.

      For the nine months ended September 30, 1999, a hypothetical 10% strengthening of the U.S. dollar relative to the currencies of foreign countries in which we operate was not material.

PART II     Other Information

Item 4.     Submissions of Matters to a Vote of Security Holders.

            None

Item 6.     Exhibits and Reports filed on Form 8-K

Item 6(a).  Exhibits

            10.1  Form of Second Amended and Restated 1996 Stock Option Plan.

            10.2 Employment Agreement dated September 1, 1999, by and between Advanstar, Inc. and Robert L. Krakoff.

            10.3 Employment Agreement dated September 1, 1999, by and between Advanstar, Inc. and James M. Alic.

            10.4 Employment Agreement dated September 1, 1999, by and between Advanstar, Inc. and Martin C. ("Skip") Farber.

            27 Financial Data Schedule for the three months ended September 30, 1999.

Item 6(b).  Reports on Form 8-K

            A report on Form 8-K was filed by the Company on August 12, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Advanstar, Inc.


                                    By:  /s/  David W. Montgomery
                                    -----------------------------------
Date: November 12, 1999
                                              David W. Montgomery
                                        Vice President - Finance and
                                            Chief Financial Officer
                                            (Authorized Officer and
                                          Principal Financial Officer)

                                Advanstar, Inc.
                                 Exhibit Index

Exhibit No.

10.1         Form of Second Amended and Restated 1996 Stock Option Plan.

10.2 Employment Agreement dated September 1, 1999, by and between Advanstar, Inc. and Robert L. Krakoff.

10.3 Employment Agreement dated September 1, 1999, by and between Advanstar, Inc. and James M. Alic.

10.4 Employment Agreement dated September 1, 1999, by and between Advanstar, Inc. and Martin C. ("Skip") Farber.

27           Financial Data Schedule for the three months ended
             September 30, 1999.