Form 10-K
period 1999-12-31
ADVANSTAR INC
filed 2000-03-30
CIK 1064243

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]    Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange
Act of 1934. For the Fiscal Year Ended: December 31, 1999

                                       or

[ ]    Transition Report Pursuant to Section 13 or 15(d) of The Securities
Exchange Act of 1934. For the transition period from            to
                                                     -----------   -------------

                        Commission File Number: 333-57201

                                 ADVANSTAR, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                          94-3243499
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)


545 Boylston Street, Boston, Massachusetts                        02116
 (Address of principal executive offices)                       (Zip Code)


       Registrant's telephone number, including area code: (617) 267-6500

        Securities to be registered pursuant to Section 12(b) of the Act:

   Title of each class            Name of each exchange on which registered
   -------------------            -----------------------------------------
         None                                        None

           Securities registered pursuant to Section 12(g) of the Act:

   $150,000,000 Principal Amount of 9 1/4% Senior Subordinated Notes Due 2008
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 30, 2000 was $0.

     As of March 30, 2000, 33,630,000 shares of the Registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                None applicable.

                                    PART I

ITEM 1.   BUSINESS

GENERAL

     Advanstar, Inc. was incorporated in the State of Delaware on April 11, 1996 as AHI Holding Corp. AHI Holding Corp. changed its corporate name to Advanstar Holdings, Inc. in a merger with its wholly-owned subsidiary Advanstar Holdings, Inc. on June 10, 1998 and changed its corporate name to Advanstar, Inc. on March 17, 1999. Advanstar was purchased on May 31, 1996 by HFCP III (as defined below), a private equity investment fund with committed equity capital of approximately $1.5 billion. To date, HFCP III has invested $177.0 million of equity in Advanstar. Except where the context otherwise requires, the terms "Advanstar," "the Company," "our company" and "we," as used in this Annual Report on Form 10-K (the "Annual Report "), refer collectively to "Advanstar, Inc.," its direct and indirect subsidiaries and predecessors as a combined entity, and the term "HFCP III" refers to Hellman & Friedman Capital Partners III, L.P., H&F Orchard Partners III, L.P. and H&F International Partners III, L.P., collectively.


THE COMPANY

     Advanstar provides integrated, business-to-business marketing communications products and services for targeted industry sectors, principally through trade shows and conferences and through controlled circulation trade, business and professional magazines. We also provide a broad range of other marketing services products, including classified advertising, direct mail services, reprints, database marketing, directories, guides and reference books. Additionally, Advanstar is a provider of business-to-business content and services over the Internet, operating 79 web sites and is developing online communities and exchanges based upon its current core product base. As of December 31, 1999, we owned and managed 86 trade shows and 15 conferences for business and professional audiences worldwide and published 67 specialized business magazines and professional journals and 36 directories and other publications.

     We serve a number of industry sectors in North America, Latin America, Europe and Asia. We market our broad range of products and services in certain niche markets of the following industry clusters in which we believe we have developed scale and expertise:

     .   Fashion & Apparel,

     .   Travel & Hospitality,

     .   Specialty Retail,

     .   Information Technology & Communications,

     .   Manufacturing & Processing and

     .   Healthcare, Science & Pharmaceuticals.

     In addition to the six clusters above, we have grouped the industry sectors in which we provide products and services but do not have a significant industry presence into a Market Development cluster. In this cluster in 1999, we produced two trade shows and 11 publications, provided marketing services and operated four web sites.

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

     TRADE SHOWS AND CONFERENCES. In 1999, we held 101 events (an event is a stand-alone trade show or conference) for business, professional and consumer audiences worldwide. For example, in our Fashion & Apparel cluster, we produce MAGIC, a trade show for the men's apparel industry; WWDMAGIC, a women's apparel show in the United States; INTERNATIONAL FASHION BOUTIQUE SHOW, a women's apparel and accessories show; STYLE INDUSTRIE, an upscale designer clothing show; MAGICKids and INTERNATIONAL FASHION KIDS SHOWS, children's apparel shows; and INTERNATIONAL FASHION FABRIC TRADE SHOW, a fabric and textiles show for the apparel industry. In our Specialty Retail cluster, we produce ARTEXPO NEW YORK, a mid-market art show in the United States; IBS NEW YORK, an exhibition and educational event on the East Coast for the beauty salon market; LICENSING INTERNATIONAL, a trade show targeting the merchandise licensing industry worldwide; and DEALERNEWS INTERNATIONAL POWERSPORTS DEALER EXPO, a U.S. motorcycle accessories aftermarket trade show. In our Information Technology & Communications cluster we hold TELEXPO, a telecommunications trade show in Latin America; iEC, Interent and Electronic Commerce Conference and Exhibition, a trade show and conference serving the market for electronic commerce through the internet; ON DEMAND DIGITAL PRINTING AND PUBLISHING CONFERENCES AND EXPOS, events for the digital print and publishing markets in the U.S. and Europe; and INCOMING CALL CENTER MANAGEMENT CONFERENCE & EXHIBITION, a U.S. trade show and conference for the call center market. Trade shows and conferences in our other clusters include SCANTECH, a U.S. event for the automatic data capture, identification and tracking systems market; and ABILITIES EXPOS, consumer-oriented events serving individuals with disabilities.

     PUBLICATIONS. In 1999, we published 103 publications (a publication is a magazine, newsletter directory or other publication). Our largest magazines include TRAVEL AGENT, a trade publication directed to travel agents in the travel industry; VIDEO STORE, a magazine serving the retail video rental and sell through market; Pharmaceutical Technology, a publication focussing on the needs of pharmaceutical scientists, engineers and operations managers; HOTEL & MOTEL MANAGEMENT, targeting the hospitality and lodging management segment of the travel industry; POST, a publication for post production professionals in the film and video industry; and AMERICAN SALON, a magazine directed to the hair and beauty salon market.

     MARKETING SERVICES. Within each cluster, as a value-added supplement to our trade shows, conferences and publications, we offer our customers a variety of marketing services, such as classified advertising, direct mail services, reprints, database marketing, directories, guides and reference books to support their business-to-business marketing communications programs. Our marketing services, particularly our direct mail services and directories, reinforce our efforts to cross-sell our events and publications and, we believe, further our goal of providing our customers "one-stop shopping" for their business-to-business marketing communications needs.

     INTERNET. We operate over 79 web sites which provide an interactive component of our core products. These web sites promote our trade shows, conferences and publications as well as our marketing services. Most of our web sites either enable exhibitors and attendees to register on-line for our trade shows and conferences or permit prospective readers to subscribe on-line to our controlled circulation publications. In addition, many of our web sites provide attendees of our trade shows and conferences and readers of our publications the opportunity to receive additional product information through links to our customer's web sites. In late 1999, we began a development and launch program to extend our market communities to the online environment of the Internet and deepen our involvement in the commercial transactions within these communities. This development program includes strategic alliances with developers of Web-based e-commerce software and operators of Web community and exchange sites.

     Since May 31, 1996, Advanstar has completed 26 acquisitions and joint ventures, 14 of which were completed in 1998 and 4 of which were completed in 1999. On April 30, 1998, we acquired Men's Apparel Guild in California, Inc. ("MAGIC") for approximately $234.3 million (the "MAGIC Acquisition"). MAGIC is a wholly-owned subsidiary of Advanstar and a core asset of our Fashion & Apparel cluster. On August 17, 1998, we acquired certain travel-related publications and trade show assets ("Travel Agent") from Universal Media, Inc. for cash consideration of $68.0 million (the "Travel Agent Acquisition"). In addition, in 1998, we completed 12 other acquisitions or joint ventures (collectively, the "Other Acquisitions") with purchase prices ranging from approximately $0.6 million to approximately $20.0 million and aggregating approximately $89.1 million. On July 28, 1999, we acquired certain trade shows and publishing properties of Larkin-Pluznik-Larkin, LLC and LPL/Style Group, LLC, (collectively, Larkin), which operates apparel trade shows. The purchase price was approximately $135.4 million in cash and assumed liabilities. From January 1, 1999 through December 31, 1999, we completed three other acquisitions of trade shows, conferences and publishing properties, with a cumulative purchase price totaling approximately $17.3 million in cash and assumed liabilities. These acquisitions have been accounted for under the purchase method of accounting. Additionally, in January, 2000 we acquired the Documents, Messaging and Security (DMS) tradeshow and Info 21 magazine from Gruppe 21 Informations-GmbH for approximately $7.8 million in cash and assumed liabilities.

PRODUCTS AND SERVICES

     We provide integrated products and services to our consumers' business-to-business marketing communications needs. Within each cluster, we provide a comprehensive set of industry-focused marketing communications products, services and support, which include trade shows and conferences, publications, marketing services and Web-based services, to facilitate our customers' business-to-business marketing and communications programs. Our trade shows, conferences, publications, marketing services and Web sites position us to better serve our customers' business-to-business marketing communications needs and to capture a larger share of their marketing expenditures.

     TRADE SHOWS AND CONFERENCES. Our trade shows and conferences are an essential part of our overall portfolio of products and services. In 1999, we held 101 events. Our trade shows typically include an extensive conference program, which provides a forum for the exchange and dissemination of information relevant to a particular event niche. Our conferences typically have one or more keynote speakers drawn from industry leaders.

     The sales cycle for a future trade show typically begins shortly before the current show, with pricing information, preliminary floor plans and exhibitor promotion for the future show mailed in advance of the current show so that selling for the future show can begin at the current show. Typically, this "upfront" selling includes floor space reservations with exhibitors executing a contract and making deposits for the future show. At many of our trade shows, a commitment for a large portion of exhibit space for the next event is reserved by the end of the current event. For example, at each of the MAGIC, SCANTECH, ICCM AND TELECON trade shows, over 70% of the exhibit space for the future show is reserved by the end of the current show, and a portion of the fees are collected shortly thereafter. The sales cycle continues with selling to new exhibitors and collecting the balance of payments due. In general, we require exhibitor payments in full prior to a trade show as a condition to participation.

     In addition to the sale of exhibit space, we market to exhibitors a wide range of promotional opportunities to raise their visibility at an event. These opportunities include directory and preview advertising, banners, sponsorships of various functions and a wide variety of other products or services. We also produce related conferences and workshops, which represent the editorial content for an event and play a crucial strategic role in trade show development. Conferences, workshops and other ancillary forums all stimulate interest in the industry and drive attendance at the trade show. While show attendance is typically free for qualified attendees, participation in conferences at these shows can be a significant revenue source.

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

     INTERNET. In addition to our trade shows, conferences, publications and marketing services, we are increasingly using the World Wide Web to deliver our integrated business-to-business marketing communications solutions to our customers. We operate a centralized web site that serves as a portal to our event-and publication-related web sites. We also believe that the Internet can be utilized on a customized basis to serve our customers' business-to-business marketing communication needs more efficiently and effectively by offering information 24 hours a day, seven days a week. For example, our web site, Travel Agent University, serves as an on-line information and education resource for travel agents and our community web site, Pharmaportal.com serves Pharmaceutical industry buyers and sellers with content from our pharmaceutical magazines, recruitment and classified advertising, directory information, conference information and an events calendar. We are further evolving our Web-based services by organizing them into market specific communities to extend and deepen out involvement in the commercial transactions within these communities.

OUR MARKETS

     Our comprehensive business-to-business marketing communications products and services for our six industry-related clusters--Fashion & Apparel; Travel & Hospitality; Specialty Retail; Information Technology & Communications; Manufacturing & Processing; and Healthcare, Science & Pharmaceuticals --and our Market Development cluster are set forth below.

FASHION & APPAREL

     We serve the fashion and apparel marketplace through our wide array of resources including 24 trade shows. This cluster serves the men's, women's, children's, and fabrics industries. The foundation of our apparel market position is three trade shows held concurrently in Las Vegas twice annually:

     .   MAGIC, (a trade show for the men's apparel industry);

     .   WWDMAGIC, (an apparel trade show in the U.S.; and)

     .   MAGICKids, (a children's apparel show in the U.S.)

In 1999, we acquired the Larkin Group, adding 16 trade shows serving the women's and children's fashion and fabric/textile industries to complement our core Fashion & Apparel business. The Larkin Group trade shows held in New York City consist of five International Fashion Boutique Shows focusing on moderate price point women's apparel and accessories; five Style Industrie shows focusing on the upscale designer clothing market; four International Fashion Kids Shows focusing on children's apparel and accessories; and two International Fashion Fabric Trade show focusing on fabric and textiles for the apparel industry.

   TRAVEL & HOSPITALITY

     We serve the travel and hospitality sector through 2 trade shows, 5 publications and 7 related Web sites. Our publications for the travel and hospitality sector, including Travel Agent, provide a strong foundation to launch related trade shows and services as well as to develop custom-publishing products and establish a stronger Internet presence, as with Travel Agent University.

SELECTED PUBLICATIONS INCLUDE:

     .    TRAVEL AGENT (a leading trade periodical for the travel industry)

     . HOTEL & MOTEL MANAGEMENT (a publication for the hospitality management market).

   SPECIALTY RETAIL

We serve the Specialty Retail sector through 23 trade shows, 10 publications and 17 related Web sites. This cluster includes the art, beauty, entertainment/marketing and motor vehicles sectors.

Selected trade shows and publications include:

     .    ARTEXPO NEW YORK (a mid-market art trade show in the United States);

     . IBS NEW YORK (a trade show and educational event on the East Coast for the beauty salon market) and AMERICAN SALON (a publication for the professional beauty and hair care industry);

     . LICENSING INTERNATIONAL (a trade show for the merchandise licensing industry);

     .    LICENSE! (a publication for the licensing industry); and

     . DEALERNEWS INTERNATIONAL POWERSPORTS DEALER EXPO (a aftermarket accessories trade show in the United States targeted at powersports dealers) and DEALERNEWS (a magazine targeted at retailers in the powersports market - motorcycles, snowmobiles and personal watercraft).

   INFORMATION TECHNOLOGY & COMMUNICATIONS

     Our Information Technology & Communications cluster serves the information technology, telecommunications and call center and computer telephony industry sectors. In 1999, we operated in these industry sectors through 19 trade shows, 15 publications and 15 related web sites. In the information technology sector, we are a highly targeted niche exhibition organizer and publisher. The rapidly evolving, newly competitive telecommunications sector is one of our most important and fastest growing targeted markets. Through its global reach, our call center and computer telephony sector serves as a primary example of our market-focused expansion strategy.

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

     . iEC, INTERNET AND ELECTRONIC COMMERCE CONFERENCE AND EXPOSITION (a U.S. trade show and conference serving the rapidly growing market for electronic commerce through the Internet, produced in partnership with The Gartner Group, Inc); and

     . TELEXPO, (a trade show and conference for the telecommunications industry held in Sao Paolo, Brazil).

   MANUFACTURING & PROCESSING

     Our Manufacturing & Processing cluster serves certain niche market segments of the applications technology industry sector and the OEM and processing sector. In 1999, we delivered our business-to-business marketing communications solutions to our customers in these industries through 8 trade shows, 7 publications and 15 related Web sites. In the application technology sector, we focus on the automatic data capture, identification and tracking systems (bar coding, magnetic stripe, smart cards, biometrics and the associated systems) market and geospacial market (global positioning systems and geographic information systems). For the OEM and processing sector, we offer exhibitions and conferences and publications focused on equipment, materials and intermediate products used in the manufacturing and processing of a wide range of products.

Our leading trade shows, conferences and publications include:

     . SCANTECH and SCANTECH EXPO EUROPE (a U.S. and European trade show and conference, respectively, for the automatic data capture, identification and tracking systems market) and FRONTLINE SOLUTIONS (a publication in the U.S. and Europe for the automatic data capture, identification and tracking systems market);

     . SENSORS (a magazine for engineers in the expanding use of sensors in industrial and consumer products) and SENSORS EXPO (a leading trade show serving the sensors market.

   HEALTHCARE, SCIENCE & PHARMACEUTICALS

     Our Healthcare, Science & Pharmaceuticals cluster serves the healthcare, science and pharmaceuticals industry sectors. In 1999, we delivered our business-to-business marketing communications products and services to our customers in these industry sectors through eight trade shows, 19 publications and 15 related web sites. We serve the healthcare sector in areas such as geriatrics, dermatology, ophthalmology and veterinary medicine, the science sector in areas such as spectroscopy and liquid and gas chromatography and the pharmaceutical sector in areas such as research and development, manufacturing, testing and marketing.

Key trade shows, conferences and publications in this cluster include:

     . ABILITIES EXPO (a consumer-oriented trade show targeting individuals with disabilities);

     . LCGC AND LCGC EUROPE (magazines in the U.S. and Europe in liquid and gas chromatography);

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

   MARKET DEVELOPMENT

     We have grouped the balance of our products and services into a Market Development cluster to focus on growing these products and services through internal development or acquisitions. The Market Development cluster addresses large and attractive market sectors in which we provide products and services but do not have a significant presence. Our Market Development cluster serves the energy, finance, landscape, pest control, paper and building industry sectors. In 1999, we delivered our business-to-business marketing communications products and services to our customers in these industry sectors through two trade shows, 11 publications and seven related web sites.

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

EMPLOYEES

     As of December 31, 1999, we had approximately 1,470 full-time equivalent employees. Of these, approximately 210 employees were located in Europe, Brazil and Asia with the balance based in the U.S. None of our U.S. employees are represented by a labor union. We consider our relationships with our employees to be good.

ITEM 2.   PROPERTIES

     We have executive, marketing, sales and editorial offices in several cities in the United States, including Boston (MA), Chicago (IL), Cleveland (OH), Coral Gables (FL), Edison (NJ), Eugene (OR), Honolulu (HI), Los Angeles (CA), Milford
(CT), New York (NY), Orlando (FL), Peterborough (NH), Santa Ana (CA), Washington
(DC), and Woodland Hills (CA). In addition, we have offices in Sao Paulo and Rio de Janiero, Brazil; Toronto, Canada; Hong Kong, China; Paris, France; Mexico City, Mexico; and Chester and London, United Kingdom. Our finance, expo registration, call center, circulation, fulfillment, production and other necessary operational support facilities in the U.S. are located in Duluth
(MN).

     We generally lease our offices from third parties. However, we own our operations offices in Duluth and Cleveland. We believe that our properties are in good operating condition and that suitable additional or alternative space will be available on commercially reasonable terms for future expansion.

ITEM 3.   LEGAL PROCEEDINGS

     We are not a party to any legal proceedings other than ordinary course, routine litigation which is not material to our business, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 13, 1999, the sole stockholder of Advanstar, by written consent, elected Brian M. Powers as a director of Advanstar, to serve until the next annual meeting of the sole stockholder of Advanstar and until his successor is duly elected and qualified, or until his earlier resignation or removal. No matters were submitted to a vote of the sole stockholder of Advanstar in the quarter ending December 31, 1999.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Advanstar has not registered any class of its common equity under the Securities Exchange Act of 1933, as amended. There is no established public trading market for any class of Advanstar's common equity. As of March 30, 2000, there was one holder of Advanstar's common stock. Advanstar has never declared or paid cash dividends to the holder of its common stock. Therefore, except as set forth below, the information required by this Item 5 is not applicable.

   RECENT SALES OF UNREGISTERED SECURITIES.

     In 1999, Advanstar issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

     In 1999, Advanstar issued options to purchase an aggregate of 410,000 shares of the Company's common stock under the 1996 Stock Option Plan at a weighted average exercise price of approximately $13.00 (calculated as of December 31, 1999). No shares have been issued by the Company pursuant to the exercise of previously granted stock options.

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

ITEM 6.   SELECTED FINANCIAL DATA

     The selected historical consolidated statement of operations and other financial data for the years ended December 31, 1995 and the five months ended May 31, 1996 are derived from the audited consolidated financial statements of the Predecessor for such periods. The consolidated statement of operations and other financial data of Advanstar for the seven months ended December 31, 1996 and the years ended December 31, 1997, 1998 and 1999 are derived from the audited consolidated financial statements of Advanstar. The statement of operations and other financial data for the combined year ended December 31, 1996 have been derived from the audited consolidated financial statements of the Predecessor and Advanstar and are unaudited and are not necessarily indicative of the results that can be expected for future periods or the entire year. The information presented below should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and the other financial information appearing elsewhere herein.

                                                          ADVANSTAR                                                PREDECESSOR
                                     ----------------------------------------------------                  -------------------------
                                                                                                              FIVE
                                                YEAR ENDED DECEMBER 31,                     SEVEN MONTHS     MONTHS        YEAR
                                     ----------------------------------------------------      ENDED          ENDED        ENDED
                                                                                COMBINED    DECEMBER 31,     MAY 31,    DECEMBER 31,
                                        1999          1998         1997          1996(1)       1996           1996          1995
                                     -----------   -----------  -----------    -----------  ------------   -----------  ------------
                                                                                (UNAUDITED)
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenue ........................ $ 328,372     $ 259,825     $ 187,656     $ 151,006     $  82,720     $  68,286     $ 145,300
Operating expenses:
  Cost of production, selling and
    other direct....................   205,105       168,543       126,103        97,395        53,560        43,835        96,942
  General and administrative .......    43,646        36,557        30,714        28,782        17,328        11,454        27,152
  Non-cash stock option
    compensation ...................     3,925         3,397            --            --            --
  Amortization(2) ..................    49,214        48,752        24,326        14,759        13,171         1,588         4,801
                                     ---------------------------------------------------------------------------------------------
Operating income (loss) ............    26,482         2,576         6,513        10,070        (1,339)       11,409        16,405
  Interest expense, net ............   (39,888)      (27,862)      (15,117)      (14,474)       (7,511)       (6,963)      (19,613)
  Other income (expense), net ......       (52)       (1,886)          292          (465)         (488)           23         2,230
  Provision (benefit) for
    income taxes ...................   (11,431)        1,264           583         1,089         1,076            13            16
Net income (loss) .................. $  (2,027)    $ (28,436)    $  (8,895)    $  (5,958)    $ (10,414)    $   4,456     $    (994)
                                     =============================================================================================
Net loss per share, basic and
  diluted .......................... $   (0.06)    $   (0.96)    $   (0.41)    $   (0.31)
Weighted average shares outstanding,
  basic and diluted.................    33,596        29,652        21,768        19,400
OTHER FINANCIAL DATA:
EBITDA(3) .......................... $  78,478     $  53,828     $  34,039     $  28,209     $  13,781     $  14,428     $  24,611
EBITDA margin(3) ...................      23.9%         20.7%         18.1%         18.7%         16.7%         21.1%         16.9%
Non-cash stock option compensation.. $   3,925     $   3,397     $      --     $      --     $      --
Cash flows provided by (used in):
  Operating activities .............    53,520        33,568        12,802        11,605        12,616     $  (1,011)    $   3,907
  Investing activities .............  (150,902)     (358,261)      (33,323)      (19,198)      (18,924)         (274)        4,432
  Financing activities .............    94,904       332,600        25,224         8,171         5,944         2,227       (14,658)
Depreciation .......................     4,044         3,071         3,200         3,380         1,949         1,431         3,405
Amortization(2) ....................    49,214        48,752        24,326        14,759        13,171         1,588         4,801
Capital expenditures ...............     9,722         4,154         2,260         1,145           780           365         1,451
BALANCE SHEET DATA (AT END OF PERIOD):
Total assets ....................... $ 832,595     $ 660,226     $ 298,497     $ 277,173                                 $  79,098
Long-term debt, including current
  maturities .......................   523,154       426,868       164,223       151,000                                   173,058

(1) Combines the five months ended May 31, 1996 of the Predecessor with the seven months ended December 31, 1996 of Advanstar. On May 31, 1996, the HFCP III Acquisition was consummated. Accordingly, certain information provided herein for the Predecessor is not comparable to the statement of operations and other financial data of Advanstar due to the effects of certain purchase accounting adjustments and the financing of the HFCP III Acquisition. The statement of operations and other financial data for the Predecessor for the five months ended May 31, 1996 have been combined for presentation purposes with the statement of operations and other financial data of Advanstar for the seven months ended December 31, 1996, without giving effect to purchase accounting or the impact of the financing of the HFCP III Acquisition and is not in accordance with GAAP.
(2) Amortized assets include identifiable intangibles such as advertiser, exhibitor and circulation lists, assembled work force and other intangibles as well as goodwill. Amortization increased for the seven months ended December 31, 1996 and the years ended December 31, 1997, 1998 and 1999 as a result of the HFCP III Acquisition completed in May 1996. Purchase price in excess of fair market value of tangible and intangible assets acquired is allocated to goodwill. Intangibles are being amortized over lives ranging from one to 23 years.
(3) "EBITDA" is defined as operating income plus amortization and depreciation, adjusted for the results of our joint ventures held by minority interest holders. EBITDA does not represent, and should not be considered, an alternative to net income or cash flow from operations as determined in accordance with GAAP, and our calculation thereof may not be comparable to that reported by other companies. We believe that EBITDA provides useful information regarding our ability to serve and/or incur indebtedness and is used by many other companies. Our lenders have indicated that the amount of indebtedness we will be permitted to incur will be based, in part, on the Company's EBITDA. EBITDA does not take into account our working capital requirements, debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. Set forth below is a reconciliation of Advanstar's operating income, as reported, to EBITDA for the periods indicated:

                                                          ADVANSTAR                                          PREDECESSOR
                                        ----------------------------------------------                 ----------------------
                                                                                                         FIVE
                                                   YEAR ENDED DECEMBER 31,               SEVEN MONTHS   MONTHS        YEAR
                                        ----------------------------------------------      ENDED       ENDED        ENDED
                                                                              COMBINED   DECEMBER 31,   MAY 31,   DECEMBER 31,
                                            1999        1998         1997       1996(1)      1996        1996         1995
                                        ---------     --------     --------   ---------  ------------  ---------  ------------
                                                                             (UNAUDITED)
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating income (loss) ................ $ 26,482     $  2,576     $  6,513    $ 10,070    $ (1,339)    $ 11,409    $ 16,405
Depreciation and amortization ..........   53,258       51,823       27,526      18,139      15,120        3,019       8,206
Minority interest ......................   (1,262)        (571)
                                         -----------------------------------------------------------------------------------
EBITDA ................................. $ 78,478     $ 53,828     $ 34,039    $ 28,209    $ 13,781     $ 14,428    $ 24,611
                                         ===================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements, including statements about plans and objectives of management and market growth and opportunity. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. Important cautionary statements and risk factors that would affect actual results are discussed in Advanstar's periodic reports and registration statements filed with the Securities and Exchange Commission, including those under the caption entitled "Factors That May Affect Future Results" in the Company's Annual Report on this Form 10-K.

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

     Advanstar reports its business in three segments: trade shows and conferences, which consists primarily of the management of trade shows and seminars held in convention and conference centers; publications, which consists primarily of the creation and distribution of controlled circulation trade, business and professional magazines; and marketing services, which consists primarily of sales of a variety of direct mail and database products, magazine editorial reprints, and directory and classified advertising.

     Trade shows and conferences accounted for 49.0%, 43.5% and 32.8% of total revenue in 1999, 1998 and 1997, respectively. Publications accounted for 45.0%, 50.2% and 59.5% of total revenue in 1999, 1998 and 1997, respectively while marketing services accounted for 6.0%, 6.3% and 7.7% of total revenue in 1999, 1998 and 1997, respectively. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC trade shows and our other large trade shows and conferences. Because trade shows and conferences revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

     Beginning in the quarter ended March 31, 1999, we began capitalizing direct costs related to a planned initial public offering of our common stock. During the quarter ended September 31, 1999, we determined not to move forward at that time with the initial public offering. As a result, we have recognized a $1.4 million charge for costs previously capitalized.

SOURCES OF REVENUE

     TRADE SHOWS AND CONFERENCES. The trade shows and conferences segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at its events. Events are generally held on an annual basis in major metropolitan or convention areas such as New York City or Las Vegas. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as a year in advance. For example, over 70% of exhibit space at our MAGIC, SCANTECH, ICCM AND TELECON shows is reserved prior to the end of the preceding show. The sale of exhibit space is affected by the on-going quality and quantity of attendance, venue selection and availability, industry life cycle and general market conditions. Revenue and related direct event expenses are recognized in the month in which the event is held. Cash is collected in advance of an event and is recorded on our balance sheet as deferred revenue.

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

To calculate EBITDA for 1999 and 1998, we reduced operating income by $1.3 and $0.6, to reflect minority interest. There was no comparable adjustment in calculating EBITDA for 1997.

SELECTED FINANCIAL DATA

                                                                       YEAR ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                  1999         1998         1997
                                                                ---------    ---------    ---------
                                                                           (IN THOUSANDS)
Net revenue
     Trade shows and conferences .............................. $ 161,007    $ 113,066    $  61,608
     Publications .............................................   147,714      130,442      111,611
     Marketing services and other .............................    19,651       16,317       14,437
                                                                -----------------------------------
          Total net revenues ..................................   328,372      259,825      187,656
Production, selling and other direct expenses
     Trade shows and conferences ..............................    89,414       68,046       41,573
     Publications .............................................   105,723       92,727       77,810
     Marketing services and other .............................     9,968        7,770        6,720
                                                                ===================================
          Total production, selling and other direct expenses..   205,105      168,543      126,103
General and administrative expenses ...........................    43,646       36,557       30,714
Non-cash stock option compensation ............................     3,925        3,397           --
Amortization ..................................................    49,214       48,752       24,326
                                                                -----------------------------------
          Operating income ....................................    26,482        2,576        6,513
Other income (expense):
     Interest expense (net) ...................................   (39,888)     (27,862)     (15,117)
     Other income (expense) ...................................       (52)      (1,886)         292
Provision (benefit) for income taxes ..........................   (11,431)       1,264          583
                                                                ===================================
Net income (loss) .............................................    (2,027)   $ (28,436)   $  (8,895)
EBITDA(1) .....................................................    78,478    $  53,828    $  34,039

--------

1999 COMPARED TO 1998

   REVENUE

     Revenue increased $68.6 million or 26.4% from $259.8 million in 1998 to $328.4 million in 1999.

     Revenue from our trade shows and conferences increased $47.9 million or 42.4% from $113.1 million in 1998 to $161.0 million in 1999. This increase was attributable to trade shows and conferences acquired in 1998 and 1999 such as, among others, MAGIC, SeCA, Scantech, Telexpo, Starform and Larkin; new product launches such as Luxury Travel Expo, iEC Europe and Magic International; and the growth of our existing product portfolio. These revenue gains were partially offset by the discontinuation in 1999 of certain trade shows and conferences held in 1998.

     Revenue from our publications increased $17.3 million or 13.2% from $130.4 million in 1998 to $147.7 million in 1999. The increase in revenue was due primarily to acquisitions that we made in 1998 and 1999 such as Travel Agent, TeleProfessional, Wideband, Post and Sensors, new launches such as Golfdom, Shades of Beauty and Customer Contact Solutions, and the growth for advertising pages and advertising revenue per page in our existing portfolio. These revenue gains were partially offset by the sale or discontinuation in 1999 of certain magazines published in 1998. Our publishing properties operate in many different markets and industries which are subject to economic conditions prevalent in those industries. Accordingly, publishing revenues may fluctuate in connection with the markets in which they operate.

     Revenue from our marketing services increased $3.4 million or 20.4% from $16.3 million in 1998 to $19.7 million in 1999. Growth in revenue from list rentals, display and classified advertising, card decks and books was primarily responsible for the increase.

   PRODUCTION, SELLING AND OTHER DIRECT EXPENSES

     Production, selling and other direct expenses increased $36.6 million or 21.7% from $168.5 million in 1998 to $205.1 million in 1999.

     Trade shows and conferences production, selling and other direct expenses increased $21.4 million or 31.4% from $68.0 million in 1998 to $89.4 million in 1999. This increase was primarily due to increases in our operation, promotion and management costs associated with our acquisitions as well as to costs attributable to new launches and growth in our existing events.

     Publications production, selling and other direct expenses increased $13.0 million or 14.0% from $92.7 million in 1998 to $105.7 million in 1999. Direct costs related to acquisitions of publications were primarily responsible for the increase as well as selected investments and product development in certain of our publications.

     Marketing services production, selling and other direct expenses increased $2.2 million or 28.3% from $7.8 million in 1998 to $10.0 million in 1999. This increase was primarily due to the increased selling expenses incurred as a result of our efforts to market these products as well as increased costs of production due to the growth in those respective product lines.

   GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses before non-cash stock option compensation charges increased $7.0 million or 19.4% from $36.6 million in 1998 to $43.6 million in 1999. This increase was primarily attributable to increased overhead related to the 18 acquisitions completed after January 1, 1998. We also incurred incremental expenses related to the expansion of our infrastructure to support our industry-focused organization. These increases were partially offset by improvements in our trade show operations support group. Additionally, general and administrative expenses include a $3.9 million non-cash charge related to our stock option compensation plan, which represents a $0.5 million increase over the comparable charge in 1998.

   AMORTIZATION

     Amortization expense increased $0.4 million from $48.8 million in 1998 to $49.2 million in 1999. This increase was primarily attributable to increased amortization of intangible assets of related to our acquisitions, partially offset by a reduction of $8.5 million related to the the write-off of intangible assets of publication and trade show properties that were discontinued.

   OPERATING INCOME

     Operating income increased $23.9 million or 928.0% from $2.6 million in 1998 to $26.5 million in 1999. The increase was due to the revenue growth across our segments, partially offset by increased costs attributable to our acquisitions.

   INTEREST EXPENSE

     Net interest expense increased $12.0 million or 43.2% from $27.9 million in 1998 to $39.9 million in 1999 due to a full year in 1999 on the subordinated notes issued in April, 1998 to finance the Magic acquisition and to the incurrence of additional indebtedness to fund acquisitions, partially offset by an aggregate reduction in interest rates of approximately 0.2%. In July 1999, we obtained an additional $138.0 million in term debt financing that was used to fund the Larkin and certain other acquisitions.

   INCOME TAXES

     Provision for income taxes decreased $12.7 million from a provision of $1.3 million in 1998 to a benefit of $11.4 million in 1999 due to the reversal of valuation reserves established in prior years for deferred tax assets related to amortization, depreciation and net operating loss carryforwards.

   NET LOSS

     Net loss decreased $26.4 million or 92.9% from a net loss of $28.4 million in 1998 to a net loss of $2.0 million in 1999 due the improvements in operating performance described above.

   EBITDA

     EBITDA increased $24.7 million or 45.8% from $53.8 million in 1998 to $78.5 million in 1999. The increase was due primarily to an increase in our revenue and resulting increase in operating performance as described above.

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

     PRODUCTION, SELLING AND OTHER DIRECT EXPENSES

     Production, selling and other direct expenses increased $42.4 million or 33.7% from $126.1 million in 1997 to $168.5 million in 1998.

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

   GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased $9.3 million or 30.1% from $30.7 million to $40.0 million in 1998. This increase was primarily attributable to overheads acquired with acquisitions made in 1998 and a $3.4 million non-cash charge related to Advanstar's stock option plan. Advanstar also incurred incremental expenses relating to the establishment of Advanstar's Latin American operations and to the expansion of infrastructure to support the new industry-focused organization.

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

LIQUIDITY AND CAPITAL RESOURCES

     Historically, our financing requirements have been funded through cash generated by operating activities, the sale of additional shares of common stock to our existing stockholder, revolving and term loan borrowings and, in 1998, the issuance of $150.0 million of the Senior Subordinated Notes.

     CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operations in 1999 increased $20.0 million, or 59.4%, to $53.5 million in 1999 from $33.5 million in 1998. The increase was due primarily to an increase in earnings of $26.4 million, additional depreciation and amortization of $1.4 million and a decrease in working capital items of $6.6 million.

The deferred tax provision of $12.6 million and a decrease in other charges of $1.8 million served to offset the gains described above.

     CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities decreased $207.4 million from $358.3 million to $150.9 million in 1999. The decrease is primarily due to a reduction in acquisition activity in 1999, offset by an increase in fixed asset expenditures principally attributable to our year 2000 efforts and proceeds of $4.0 million from the sale of certain properties in April 1998.

     CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided by financing activities decreased $237.7 million from $332.6 million in 1998 to $94.9 million in 1999. This decrease was principally due to our financing fewer acquisitions in 1999 in comparison to 1998, and repayments on our long-term debt. In July 1999, we also obtained an additional $138.0 million in term debt financing that was used to fund the Larkin acquisition. In December 1999 we made a $4.0 million optional Prepayment on our Senior term loan.

     CAPITAL EXPENDITURES. Capital expenditures increased $5.5 million from $4.2 million in 1998 to $9.7 million in 1999. The increase was due primarily to upgrades and expansion of certain of our computer networks and servers principally related to our year 2000 efforts and other strategic investments. Capital expenditures have been financed by our cash flows from operations. Annual capital expenditures have historically included approximately $2.0 million for routine replacement or maintenance level requirements primarily for expenditures related to the Company's desktop computers and management information systems. Capital expenditures have been financed by Advanstar's cash flows from operations. We believe that our operating cash flows will be sufficient to fund anticipated levels of capital expenditures.

     We expect Advanstar's primary source of liquidity will be cash flow from operations. Advanstar also has a $60.0 million revolving credit line under its credit facility available for funding capital expenditures, working capital needs, acquisitions or for other general corporate purposes. As of December 31, 1999, Advanstar had $60.0 million of availability under the revolving credit line. Advanstar generally operates with negative working capital, excluding cash and current maturities of long-term debt, due to the impact of deferred revenue from trade shows, which is billed and collected as deposits up to one year in advance of the respective trade show. Consequently, our existing operations are expected to maintain very low or negative working capital balances, excluding cash and current maturities of long-term debt. In connection with a strategic alliance relating to the development of our Internet communities, we received warrants to purchase 525,000 shares of PurchasePro.com, Inc. common stock at an exercise price of $37.58 per share, to expire six months from the date granted. We have valued these warrants on December 31, 1999 at $52.5 million, calculated using the Black-Scholes option pricing model and based on the closing market price of PurchasePro.com, Inc. common stock at December 31, 1999 of $137.50 per share. We expect to use the net proceeds from the exercise of these warrants for, among other corporate purposes, the launch and development of our market-based Internet communities.

     Interest payments on our Notes and interest and principal payments under our credit facility represent significant liquidity requirements for us. Our credit facility includes both term loans and a revolving credit facility. The senior term debt under our credit facility consists of three tranches, $100.0 million of tranche A term loans amortizing over 5.5 years maturing October 31, 2003, $150.0 million of tranche B term loans with modest amortization over the initial 5.5 years of its term maturing with balloon payments in 2004 and 2005 and $138.0 million of tranche C term loans with modest amortization over the initial 7 years of its term maturing with balloon payments in 2006 and 2007. The Chase Manhattan Bank, as administrative agent, leads our lenders which include FleetBoston Financial Corp., Bank of New York, Dresdner Bank AG, Heller Financial, First Source Financial LLP, Pacific Century Bank and Trust Company of the West as well as several other institutional funds. The $60.0 million revolving credit facility matures on October 31, 2003. Interest rates under our senior term debt and revolving credit facility fluctuate and significant increases in LIBOR could adversely impact our liquidity. To mitigate such risk, we have capped our interest rate exposure by fixing interest rates on approximately $263.8 million of long-term debt by the issuance of our Notes and the purchase of interest rate cap agreements ranging from 8.0% to 8.5%.

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

     INTEREST. We rely significantly on long-term floating rate and fixed rate debt in our capital structure. At December 31, 1999, our debt totaled $523.2 million of which $263.8 million was either fixed rate or was covered by interest rate cap agreements limiting our interest rate exposure at 8.0%-8.5%.

     At December 31, 1999, we had fixed rate debt of $150.0 million and floating rate debt of $373.5 million. Holding other variables constant (such as debt levels) a one percentage point decrease in interest rates would have a net increase in the fair market value of the fixed rate debt of approximately $9.0 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be a reduction of $3.7 million, holding other variables constant and excluding the impact of our interest rate cap agreements.

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

     A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected other comprehensive income. Accordingly, our consolidated stockholder's equity will fluctuate depending upon the weakening or strengthening of the U S dollar against the respective foreign currency.

     Our strategy for management of currency risk relies primarily upon conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. At December 31, 1999 there were open foreign exchange derivative contracts with a notional amount totaling $23.3 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $1.3 million. Actual results may differ. There were no material forward exchange contracts outstanding in 1998 and 1997.

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

COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH VARIATION ARE DISCUSSED BELOW IN AND ADVANSTAR'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

     WE HAVE SUBSTANTIAL INDEBTEDNESS THAT COULD AFFECT OUR OPERATIONS AND RESULTS.

     As of December 31, 1999, our outstanding indebtedness equaled approximately $523.2 million and represented approximately 76.6% of our total capitalization. Our leveraged financial position creates the risks that:

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

     The Notes are guaranteed (the "Guarantees") by Advanstar, Inc. and certain of its indirect wholly-owned subsidiaries, MAGIC, and Applied Business TeleCommunications (the "Subsidiary Guarantors" and together with Advanstar, the "Guarantors"). The Guarantees are unsecured, senior subordinated obligations of the Guarantors, subordinated in right of payment to all of the Guarantor's existing and future senior indebtedness including the guarantees of indebtedness under the Amended Credit Facility.

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

   WE HAVE A HISTORY OF NET LOSSES.

     We had net losses of approximately $2.0 million for the year ended December 31, 1999 and $28.4 million for the year ended December 31, 1998. We cannot assure you that we will report net income in the future.

   WE DEPEND ON OUR CUSTOMERS' DISCRETIONARY MARKETING AND ADVERTISING BUDGETS.

     For the year ended December 31, 1999, we derived approximately 51.8% of our total pro forma revenue from trade shows and conferences and approximately 37.1% of our total pro forma revenue from advertising sales. If a general economic downturn or a recession occurs in the United States, our customers may reduce their marketing and advertising budgets. Any material decrease in marketing budgets could reduce the demand for exhibition space, attendance at our trade shows and conferences or the demand for advertising space in our publications. As a result, our revenue and our cash flow from operations would decrease significantly. In addition, our integrated marketing strategy could be materially adversely affected.

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

   A SIGNIFICANT PORTION OF OUR REVENUE AND EBITDA IS GENERATED FROM THE MAGIC TRADE SHOWS.

     For the year ended December 31, 1999, the MAGIC trade shows would have represented 15.0% of our total pro forma revenue and 40.9% of our total pro forma EBITDA. We expect that the MAGIC trade shows will continue to represent a significant portion of our overall revenue and EBITDA in the future. Therefore, a significant decline in the performance of one or both of the MAGIC trade shows could have a material adverse effect on our financial condition and results of operations.

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

   THERE ARE CERTAIN RISKS RELATED TO OUR INTERNATIONAL OPERATIONS AND INTERNATIONAL EXPANSION.

     Our growth strategy includes expanding our product and service offerings internationally. We currently maintain offices in Brazil, Canada, France, Hong Kong, Mexico and the United Kingdom. International operations accounted for approximately 11.4% of our total pro forma revenue in 1999. International operations and expansion involve numerous risks, such as:

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

   WE HAVE SOME EXPOSURE TO FLUCTUATIONS IN THE EXCHANGE RATES OF INTERNATIONAL CURRENCIES.

     Our consolidated financial statements are prepared in U.S. dollars. A percentage of the revenues, expenses, assets and liabilities of Advanstar is denominated in currencies other than the U.S. dollar. Consequently, fluctuations in exchange rates could result in exchange losses. In 1998 and 1999, there was no material effect on net income due to currency fluctuations. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. Moreover, because we intend to continue our international expansion, the effect of exchange rate fluctuations could be greater in the future. We may undertake transactions to hedge the risks associated with fluctuations in exchange rates of other currencies to the dollar. We do not know if any hedging techniques that we may implement will be successful or will mitigate the effect, if any, of exchange rate fluctuations on our financial condition and results of operations.

   OUR BUSINESS IS SEASONAL DUE LARGELY TO HIGHER TRADE SHOW REVENUE IN THE FIRST QUARTER.

     Our business is seasonal, with revenue typically reaching its highest levels during the first and third quarters of each calendar year, largely due to the timing of the MAGIC trade shows and our other large trade shows and conferences. In 1999, approximately 32.9% of our pro forma revenue would have been generated during the first quarter and approximately 24.3% during the third quarter. The second and fourth quarters would have accounted for approximately 22.1% and 20.8% of pro forma revenue in 1999, respectively. Because event revenue is recognized when a particular event is held, we may also experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers and Key Employees

     The following table sets forth certain information as of February 29, 2000 regarding our directors, executive officers and key employees.

             Name                  Age                   Title
------------------------------     ---   -------------------------------------------------
Robert L. Krakoff..............    64    Chairman of the Board and Chief Executive Officer
James M. Alic..................    57    Vice Chairman, Vice President and Director
Martin C. ("Skip") Farber.....     47    Executive Vice President--Business Development
David W. Montgomery............    42    Vice President--Finance, Chief Financial Officer
                                         and Secretary
Eric I. Lisman.................    43    Vice President and General Counsel
William J. Cooke...............    48    Executive Vice President
Alexander S. DeBarr............    40    Executive Vice President
Morris R. Levitt...............    59    Executive Vice President
Joseph Loggia..................    40    President--MAGIC
Daniel M. Phillips.............    37    Executive Vice President
Kenneth T. Berliner............    40    Director
Mitchell R. Cohen..............    36    Director
John M. Pasquesi...............    39    Director
Brian M. Powers                    49    Director

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

     JAMES M. ALIC has served as our Vice Chairman and Vice President since he joined Advanstar in July 1996. From June 1995 to June 1996, he was Vice President and Controller of IBM Corporation, a computer hardware and software manufacturer. From September 1994 to May 1995, he was Chairman of Reed Exhibition Companies. From August 1991 to August 1994, he was President of Reed Exhibitions North America.

     MARTIN C. ("SKIP") FARBER has served as our Executive Vice President--Business Development since he joined Advanstar in October 1996. From February 1993 to September 1996, he was Vice President for Business Development of Reed Publishing USA., which included Cahners Publishing Company and Reed Exhibition Companies. From July 1995 to September 1996, Mr. Farber also had responsibility for Cahners Direct Marketing Services, a division of Reed Elsevier Inc.

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


   KEY EMPLOYEES

     WILLIAM J. COOKE has served as our Executive Vice President since June 1997 and is responsible for the OEM and application technology industry sector, the Market Development cluster and marketing services. In addition, Mr. Cooke is responsible for corporate marketing and corporate training. From July 1995 to May 1997, he was Group Vice President of Advanstar. From July 1993 to June 1995, he was our President of the Marketing Services Division. From 1988 until June 1993, Mr. Cooke was Vice President of Strategic Planning and Marketing for Dun & Bradstreet Corporation.

     ALEXANDER S. DEBARR has served as our Executive Vice President since June 1997 and is responsible for the art, beauty, travel and hospitality and motor vehicle sectors. From February 1995 to May 1997, he was a Group Vice President of Advanstar. Mr. DeBarr also served as a Group Publisher of Advanstar from February 1993 until January 1995.

     MORRIS R. LEVITT joined us in March 1999 as our Executive Vice President with responsibility for the Healthcare, Science & Pharmaceuticals cluster. From October 1991 to February 1999, he headed the Advanced Technology Division of PennWell Publishing Company, a publisher of trade publications and an operator of trade shows.

     JOSEPH LOGGIA has served as MAGIC's President and Chief Executive Officer since May 1997, President from August 1996 and Chief Operating Officer beginning in 1995. From January 1993 to August 1996, he was Chief Financial Officer of MAGIC. Prior to joining MAGIC, Mr. Loggia, who is a certified public accountant, was a manager at the accounting firm of Coopers & Lybrand responsible for Fraud & Financial Investigations. Mr. Loggia is also responsible for our Beauty group.

      Daniel M. Phillips currently serves as Executive Vice President of Advanstar Technology Communities. He was previously Vice President and General Manager of Advanstar's Technology groups. Mr. Phillips joined Advanstar in 1996 as a group publisher of America's Network, Telecom Asia and Communicationes magazines, and in 1998 was promoted to Vice President and General Manager. Prior to joining Advanstar, Mr. Phillips was responsible for publications for EMAP
(U.K.) in the area of telecommunications.                               ----

   DIRECTORS

     KENNETH T. BERLINER has served as a director of Advanstar since the HFCP III Acquisition. Since 1992, Mr. Berliner has been employed by Peter J. Solomon Company Limited ("PJSC"), an investment banking firm. He is currently a managing director at PJSC.

     MITCHELL R. COHEN has served as a director of Advanstar since the HFCP III Acquisition. Since January 1998, Mr. Cohen has been a Managing Director of Hellman & Friedman LLC, a private equity investment firm. From January 1993 to December 1997, Mr. Cohen was a General Partner of Hellman & Friedman. Mr. Cohen is also a director of Western Wireless Corporation and VoiceStream, Wireless Corporation.

     JOHN M. PASQUESI has served as a director of Advanstar since the HFCP III Acquisition. Since January 1998, Mr. Pasquesi has been a Managing Director of Hellman & Friedman LLC, a private equity investment firm. From January 1989 to December 1997, Mr. Pasquesi was a General Partner of Hellman & Friedman. Mr. Pasquesi is also a director of The Covenant Group Inc.

     BRIAN M. POWERS was elected to serve as a director of Advanstar in July, 1999. Since January 1999, Mr. Powers has been with Hellman and Friedman LLC, a private equity investment firm, and is currently a Managing Director at Hellman and Friedman. From 1994 to 1999, Mr. Powers served as Managing Director and Chief Executive Officer of both Consolidated Press Holdings Limited and Publishing and Broadcasting Limited in Australia. Mr. Powers is also a director of John Fairfax Holding Limited and Blackbaud, Inc.

ITEM 11.   EXECUTIVE COMPENSATION

                                         SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION
                                              ----------------------------     ALL OTHER         TOTAL
      NAME AND PRINCIPAL POSITION             YEAR   SALARY($) BONUS($)(1)  COMPENSATION($) COMPENSATION($)
      ---------------------------             ----   --------- -----------  --------------- ---------------
   Robert L. Krakoff ......................   1999    $433,846   $169,500       $15,231(3)      $618,577
   Chairman of the Board and Chief            1998     415,385    150,000        18,138(3)       583,523
   Executive Officer                          1997     400,000    150,000        12,449(2)       562,449
James M. Alic .............................   1999    $333,846   $133,200       $ 7,561(3)      $474,607
   Vice Chairman, Vice President and          1998     311,538    115,000         8,310(3)       434,848
   Director                                   1997     300,000    112,500         7,260(3)       419,760
Martin C. ("Skip") Farber .................   1999    $310,000   $131,247       $ 6,040(3)      $447,287
   Executive Vice President-Business          1998     284,615    120,000         6,436(3)       411,051
   Development                                1997     250,000     87,000         2,713(3)       339,713
David W. Montgomery .......................   1999    $190,000   $ 92,442       $ 5,576(3)      $288,018
   Vice President-Finance, Chief              1998     186,538     74,000         5,918(3)       266,456
   Financial                                  1997     170,000     60,000         5,860(3)       235,860
   Officer and Secretary
Eric I. Lisman(4) .........................   1999    $237,500   $ 87,984       $ 2,637(3)      $328,121
   Vice President and General Counsel         1998      72,692     25,012           199(2)        97,903

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


                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth each grant of stock options made by Advanstar during the year ended December 31, 1999 pursuant to the 1996 Plan (as defined below) to each of the Named Executive Officers. We have not granted any stock appreciation rights.

                                                                                     POTENTIAL REALIZABLE
                                                                                       VALUE AT ASSUMED
                                                                                        ANNUAL RATES OF
                                                                                          STOCK PRICE
                                                                                          APPRECIATION
                                            INDIVIDUAL GRANTS                            FOR OPTION TERM
                                  ---------------------------------------            ---------------------
                                  NUMBER OF
                                  SECURITIES    % OF TOTAL
                                  UNDERLYING  OPTIONS GRANTED  EXERCISE
                                    OPTIONS   TO EMPLOYEES IN    PRICE     EXPIRATION
          NAME                      GRANTED     FISCAL YEAR   ($/SHARE)       DATE      5%         10%
-------------------------------   ----------  --------------- ------------ -----------  ------ -----------
Robert L. Krakoff..............          --           --             --        --        --             --
James M. Alic..................          --           --             --        --        --             --
Martin C. ("Skip") Farber......          --           --             --        --        --             --
David W. Montgomery............          --           --             --        --        --             --
Eric I. Lisman.................          --           --             --        --        --             --

OPTION EXERCISES AND HOLDINGS

     The following table sets forth, for each of the officers named in the Summary Compensation Table, certain information concerning stock options exercised during 1999, and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 1999. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of December 31, 1999.

                      AGGREGATED OPTION EXERCISES IN 1999
                      AND DECEMBER 31, 1999 OPTION VALUES

                                                                           NUMBER OF
                                                                     SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                                                      UNEXERCISED OPTIONS                IN-THE-MONEY
                                     NUMBER OF                              AT FISCAL                  OPTIONS AT FISCAL
                                      SHARES                                YEAR-END                      YEAR-END(1)
                                    ACQUIRED ON     VALUE         ---------------------------     --------------------------
            NAME                     EXERCISE      REALIZED       EXERCISABLE  UNEXERCISABLE      EXERCISABLE  UNEXERCISABLE
            ----                    ----------     --------       -----------   -------------     -----------  -------------
Robert L. Krakoff..............           --           --               --              --                --            --
James M. Alic..................           --           --               --              --                --            --
Martin C. ("Skip") Farber......           --           --          167,505         205,219          $944,727    $1,157,436
David W. Montgomery............           --           --          108,000          92,000           609,120       518,880
Eric I. Lisman.................           --           --           20,000          80,000           112,800       451,200

--------------------
(1) Amount based on the fair market value of our common stock on December 31, 1999 as determined by our Board of Directors, less the exercise payable for such shares.

CERTAIN PLANS AND EMPLOYMENT AGREEMENTS

     1996 STOCK OPTION PLAN. Advanstar's Second Amended and Restated 1996 Stock Option Plan, as amended (the "1996 Plan") provides for the issuance of a maximum of 2,051,124 shares of Common Stock pursuant to the grant of non-qualified stock options to employees and other individuals who render services to Advanstar. As of December 31, 1999, options to purchase 2,031,100 shares of our common stock at an average exercise price of $8.24 were outstanding under the 1996 Plan, and no options had been exercised.

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

     401(k) PLAN. We have an Employees' 401(k) Plan and Trust (the "401(k) Plan"). All current and future employees who have completed one year of service with Advanstar or any other domestic subsidiary of Advanstar and are at least 21 years-of-age are eligible to participate in the Plan. Participants in the 401(k) Plan may not contribute more than the lesser of a specified statutory amount or 15% of his or her pre-tax total compensation. We are required to make a matching contribution to the 401(k) Plan, which vests in equal installments over five years, in accordance with the following schedule:

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

     EMPLOYMENT AGREEMENTS. Messrs. Krakoff, Alic and Farber entered into employment agreements with Advanstar each dated as of September 1, 1999. Each agreement provides for a term through May 31, 2003. Pursuant to the agreements, Messrs. Krakoff, Alic and Farber are entitled to annual base salaries of not less than $500,000, $400,000 and $310,000, respectively. Mr. Krakoff and Mr. Alic are entitled to annual bonuses based on our EBITDA for any year, up to a maximum bonus in any one year of 100% of base salary. Mr. Farber may be entitled to annual bonuses as determined from time to time by the Chief Executive Officer of Advanstar. The agreements provide for indemnification of the executives to the extent permissible under Delaware law. The agreements provide for severance benefits equal to one year's base salary and benefits (and a pro rated bonus) upon termination of employment by Advanstar without "cause" or by the executive for "good reason" (which includes a change of control). Mr. Krakoff and Mr. Alic also entered into noncompetition and confidentiality agreements with us. The noncompete period is one year after termination of employment unless employment is terminated by Advanstar without cause or by the executive for good reason, in which case the noncompetition period is six months. During the noncompetition period, the executives may not hire any Advanstar employee or solicit any trade show or publishing business from a third party which has a relationship or contract with Advanstar.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of our common stock as of March 30, 2000:

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

     The applicable percentage of shares beneficially owned is based upon 33,630,000 shares of common stock outstanding as of March 30, 2000.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. For the purposes of calculating the number of shares and the percentage beneficially owned by a person or entity, shares of common stock issuable by Advanstar to that person or entity pursuant to options which may be exercised within 60 days after March 30, 2000 are deemed to be beneficially owned and outstanding. Except as otherwise indicated, each stockholder named in the following table has sole voting and investment power with respect to the shares set forth opposite that stockholder's name.

                                                                        SHARES           PERCENTAGE OF SHARES
         NAME AND ADDRESS OF BENEFICIAL OWNER                     BENEFICIALLY OWNED      BENEFICIALLY OWNED
--------------------------------------------------------------    ------------------     --------------------
AHI Advanstar LLC (1).........................................        33,630,000                   100%
   One Maritime Plaza
   San Francisco, CA 94111
Robert L. Krakoff (1).........................................                --                    --
James M. Alic (1).............................................                --                    --
Martin C. ("Skip") Farber.....................................           181,026(2)         *
David W. Montgomery...........................................           108,000(3)         *
Eric I. Lisman................................................            20,000(4)         *
Kenneth T. Berliner (1)(4)....................................                --                    --
Mitchell R. Cohen (1)(5)......................................                --                    --
John M. Pasquesi (1)(6).......................................                --                    --
Brian M. Powers (1)(8)........................................                --                    --
All directors and executive officers as a group (8 persons)...           309,026(9)         *

  * Represents less than 1% of the outstanding shares of our common stock.

(1) AHI Advanstar LLC ("AHI Advanstar") is the sole owner of all of the outstanding shares of Advanstar common stock. Hellman & Friedman Capital Partners III, L.P., a California limited partnership ("HFCP"), H&F Orchard Partners III, L.P., a California limited partnership ("HFOP III"), H&F International Partners III, L.P., a California limited partnership ("HFIP III"), Mr. Krakoff and Mr. Alic own all of the membership interests of AHI Advanstar. HFCP III owns approximately 98.3% of the membership interests of AHI Advanstar. H&F Investors III, a California general partnership ("Investors III"), is the sole general partner of

     HFCP, HFOP III and HFIP III. Messrs. Pasquesi and Cohen are Managing Directors of Hellman & Friedman LLC, an affiliate of Investors III. The managing general partner of Investors III is Hellman & Friedman Associates III, L.P., a California limited partnership ("Associates III"), and the general partners of Associates III are H&F Management III, L.L.C., a California limited liability company ("Management III LLC"), and H&F Investors III, Inc., a California corporation ("H&F Inc."). The sole shareholder of H&F Inc. is the Hellman Family Revocable Trust (the "Trust"). The investment decisions of H&F Inc. and Management III LLC are made by an executive committee, of which Mr. Pasquesi is a member. The executive committee indirectly exercises voting and investment power with respect to the shares of Advanstar common stock held by AHI Advanstar LLC and could be deemed to beneficially own such shares, but disclaims such beneficial ownership except to the extent of its individual members' respective indirect pecuniary interest in such shares. Mr. Krakoff has made a $2.48 million investment in AHI Advanstar and Mr. Alic has made a $0.5 million investment in AHI Advanstar. Each of Messrs. Krakoff and Alic and PJSC has a carried interest in AHI Advanstar. As a result of such capital investment and/or carried interest, each of Messrs. Krakoff and Alic and PJSC has an indirect pecuniary interest in the shares of Advanstar common stock held by AHI Advanstar.
(2) Consists of 181,026 shares of Advanstar common stock issuable pursuant to stock options exercisable within 60 days.
(3) Consists of 108,000 shares of Advanstar common stock issuable pursuant to stock options exercisable within 60 days.
(4) Consists of 20,000 shares of Advanstar common stock issuable pursuant to stock options exercisable within 60 days.
(5) Mr. Berliner is a Managing Director of PJSC. Mr. Berliner disclaims beneficial ownership of all shares of Advanstar common stock held by AHI Advanstar except to the extent of his indirect pecuniary interest in such shares.
(6) Mr. Cohen disclaims beneficial ownership of all shares of Advanstar common stock held by AHI Advanstar except to the extent of his indirect pecuniary interest in such shares.
(7) Mr. Pasquesi disclaims beneficial ownership of all shares of Advanstar common stock held by AHI Advanstar except to the extent of his indirect pecuniary interest in such shares.
(8) Mr. Powers disclaims beneficial ownership of all shares of Advanstar common stock held by AHI Advanstar except to the extent of his indirect pecuniary interest in such shares.
(9) Consists of 309,026 shares of our common stock issuable pursuant to stock options exercisable within 60 days.

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

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) DOCUMENTS FILED AS A PART OF THIS ANNUAL REPORT:

     (1) FINANCIAL STATEMENTS.

     The financial statements listed below are included in this Annual Report on the pages indicated below:

                                                                                                       PAGE IN THIS
                                                                                                       ANNUAL REPORT
                                                                                                       -------------
Report of Independent Public Accountants...........................................................         F-1
Consolidated Balance Sheets as of December 31, 1999 and 1998.......................................         F-2
Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.........         F-3
Consolidated Statements of Stockholder's Equity for the years ended December 31, 1999,
   1998 and 1997...................................................................................         F-4
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.........         F-5
Notes to Consolidated Financial Statements.........................................................         F-6

     (2) FINANCIAL STATEMENT SCHEDULES.

     The following schedule is included in this Annual Report on the page indicated:

                                                                   PAGE IN THIS
                                                                   ANNUAL REPORT
                                                                   -------------

Schedule II     Valuation and Qualifying Accounts............           S-1

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3) LIST OF EXHIBITS.


EXHIBIT
 NUMBER                         DESCRIPTION
-------  ------------------------------------------------------------

3.1(1)   Certificate of Incorporation, as amended, of Advanstar, Inc.


3.1(4) Certificate of Amendment to the Certificate of Incorporation of Advanstar dated April 21, 1999

3.2(1)   By-Laws of Advanstar, Inc.


4.1(1) Indenture, dated as of April 30, 1998, among the Company, the Guarantors (as defined therein) and the Bank of New York.


4.2(1) Supplemental Indenture, dated as of May 19, 1998, among the Company, Applied Business teleCommunications and the Bank of New York


4.3(1)   Form of Exchange Note


10.1(5)  Second Amended and Restated 1996 Stock Option Plan


10.2(3) Amended Credit Agreement (the "Credit Agreement"), dated as of May 31, 1996, as amended and restated as of July 28, 1999, among the Company, the Guarantors (as defined in the Credit Agreement), the Lenders (as defined in the Credit Agreement) and the Chase Manhattan Bank


10.3(5) Employment Agreement, dated September 1, 1999 between Advanstar, Inc. and Robert Krakoff


10.4(5) Employment Agreement, dated September 1, 1999, between Advanstar, Inc. and James M. Alic


10.5(5) Employment Agreement, dated September 1, 1999, between Advanstar, Inc. and Martin C. ("Skip") Farber


10.6(1)  Employees' 401(k) Plan and Trust, as amended


10.7(1)  Agreement, dated July 31, 1997, between the Company and Banta
         Publications

10.8(1) Lease Agreement, dated September 5, 1997, between the Interface Group--Nevada, Inc. and Men's Apparel Guild in California, Inc.


21.1*    Subsidiaries of Advanstar, Inc.


24.1*    Power of Attorney (included on signature page of Annual Report)


27.1*    Financial Data Schedule (EDGAR version only)


-----------------
(1) Previously filed as an exhibit to Registration Statement on Form S-4 (File No. 333-57201) and incorporated herein by reference.
(2) Previously filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 12, 1998 and filed with the Securities and Exchange Commission on March 31, 1999 and incorporated herein by reference.
(3) Previously filed as an exhibit to Advanstar, Inc.'s Current Report on Form 8-K and filed with the Securities and Exchange Commission on August 12, 1999, and incorporated herein by reference.

(4) Previously filed as an exhibit to Advanstar, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 and filed with the Securities and Exchange Commission on August 13, 1999, and incorporated herein by reference.

(5) Previously filed as an exhibit to Advanstar, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and filed with the Securities and Exchange Commission on November 12, 1999, and incorporated by reference.

*    Filed herewith.


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

                    REPORT of INDEPENDENT PUBLIC ACCOUNTANTS

To Advanstar, Inc.:

     We have audited the accompanying consolidated balance sheets of Advanstar, Inc. and Subsidiaries (a Delaware corporation) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanstar, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II on page S-1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
February 11, 2000

                                            ADVANSTAR, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                     DECEMBER 31,
                                                                                                ----------------------
                                                                                                  1999        1998
                                                                                                ----------------------
                                           ASSETS
CURRENT ASSETS
     Cash and cash equivalents...............................................................   $  11,237    $  14,016
     Investments ............................................................................      52,456           --
     Accounts receivable, net of allowance of $709 and $574 at
        December 31, 1999 and 1998, respectively ............................................      29,447       27,976
     Prepaid expenses .......................................................................      15,380       14,784
     Other ..................................................................................       2,220        2,097
                                                                                                ----------------------
          Total current assets ..............................................................     110,740       58,873

DEFERRED INCOME TAXES .......................................................................      16,442           --
PROPERTY, PLANT AND EQUIPMENT
     Land and improvements ..................................................................       2,538        2,526
     Buildings ..............................................................................       5,359        5,110
     Furniture, machinery and equipment .....................................................      17,443       13,706
     Leasehold improvements .................................................................       3,967          973
                                                                                                ----------------------
                                                                                                   29,307       22,315
     Accumulated depreciation ...............................................................      (8,441)      (8,190)
                                                                                                ----------------------
          Net property, plant and equipment                                                        20,866       14,125
INTANGIBLE ASSETS, net
     Goodwill ...............................................................................     590,912      495,144
     Other intangibles ......................................................................      93,635       92,084
                                                                                                ----------------------
          Total intangible assets ...........................................................     684,547      587,228
                                                                                                ----------------------
                                                                                                $ 832,595    $ 660,226
                                                                                                ======================
                            LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
     Current maturities of long-term debt....................................................   $  13,740    $   8,253
     Accounts payable .......................................................................      18,691       13,311
     Accrued compensation ...................................................................       6,595        6,146
     Income taxes payable ...................................................................       1,067        1,329
     Deferred income taxes ..................................................................      17,973           --
     Other accrued liabilities ..............................................................      13,860       11,660
     Deferred revenue .......................................................................      69,483       45,643
                                                                                                ----------------------
          Total current liabilities .........................................................     141,409       86,342
                                                                                                ======================
LONG-TERM DEBT, net of current maturities ...................................................     509,414      418,615
OTHER LONG-TERM LIABILITIES .................................................................       6,645        3,227
MINORITY INTEREST ...........................................................................      15,161       17,282
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDER'S EQUITY
     Common stock, $.01 par value; 40,000 shares authorized; 33,630 and 33,466 shares
        issued and outstanding at December 31, 1999 and 1998, respectively ..................         336          335
     Capital in excess of par ...............................................................     186,578      183,042
     Accumulated deficit ....................................................................     (49,772)     (47,745)
     Accumulated other comprehensive income (loss) ..........................................      22,824         (872)
                                                                                                ----------------------
          Total stockholder's equity ........................................................     159,966      134,760
                                                                                                ----------------------
                                                                                                $ 832,595    $ 660,226
                                                                                                ======================
                             The accompanying notes to financial statements are an integral part of these consolidated statements.

                                 ADVANSTAR, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                              1999         1998          1997
                                                            -----------------------------------
Net revenue .............................................   $ 328,372    $ 259,825    $ 187,656
                                                            ===================================
Operating expenses
     Cost of production .................................      66,237       54,330       39,096
     Selling, editorial and circulation .................     138,868      114,213       87,007
     General and administrative .........................      43,527       36,883       27,514
     Amortization of goodwill and other intangible assets      49,214       48,752       24,326
     Depreciation .......................................       4,044        3,071        3,200
                                                            -----------------------------------
          Total operating expenses ......................     301,890      257,249      181,143
                                                            -----------------------------------
Operating income ........................................      26,482        2,576        6,513
Other income (expense)
     Interest expense, net ..............................     (39,888)     (27,862)     (15,117)
     Other income (expense), net ........................        (198)      (1,926)         292
     Non-recurring charge ...............................      (1,442)          --           --
                                                            -----------------------------------
Income (loss) before income taxes and minority interest .     (15,046)     (27,212)      (8,312)
                                                            -----------------------------------
Provision (benefit) for income taxes ....................     (11,431)       1,264          583
Minority interest in loss of subsidiary .................       1,588           40           --
                                                            -----------------------------------
Net income (loss) .......................................   $  (2,027)   $ (28,436)   $  (8,895)
                                                            ===================================
Loss per share
     Basic and diluted ..................................   $   (0.06)   $   (0.96)   $   (0.41)
                                                            ===================================
Weighted average shares outstanding
     Basic and diluted ..................................      33,596       29,652       21,768

                 The accompanying notes to financial statements are an integral part of these consolidated statements.

                                             ADVANSTAR, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDER's EQUITY
                                                 (Dollars in thousands)

                                                                               Accumulated
                                                 Common            Capital in     Other
                                        -------------------------   Excess of  Comprehensive  Accumulated
                                           Shares          Amount   Par Value   Income (Loss)    Deficit       Total
                                        -------------------------------------------------------------------------------
Balance, January 1, 1997 ..............   19,400,000       $  194   $   96,806   $      253    $  (10,414)   $   86,839
   Comprehensive income
        Net loss ......................           --           --           --           --        (8,895)           --
        Translation adjustment ........           --           --           --         (210)           --            --
        Total comprehensive loss ......           --           --           --           --            --        (9,105)
   Issuance of common stock ...........    2,400,000           24       11,976           --            --        12,000
                                        -------------------------------------------------------------------------------
Balance, December 31, 1997 ............   21,800,000          218      108,782           43       (19,309)       89,734

   Comprehensive income
        Net loss ......................           --           --           --           --       (28,436)           --
        Translation adjustment ........           --           --           --         (915)           --            --
        Total comprehensive loss ......           --           --           --           --            --       (29,351)
   Stock option compensation ..........           --           --        3,397           --            --         3,397
   Issuance of common stock ...........   11,666,666          117       70,863           --            --        70,980
                                        -------------------------------------------------------------------------------
Balance, December 31, 1998 ............   33,466,666          335      183,042         (872)      (47,745)      134,760

   Comprehensive income
        Net loss ......................           --           --           --           --        (2,027)           --
        Translation adjustment ........           --           --           --       (4,751)           --            --
        Unrealized gain on investments,
          net of tax effect ...........           --           --           --       28,447            --            --
        Total comprehensive income ....           --           --           --           --            --        21,669
   Stock option compensation and other            --           --        3,536           --            --         3,536
   Issuance of common stock ...........      163,334            1           --           --            --             1
                                        -------------------------------------------------------------------------------
Balance, December 31, 1999 ............   33,630,000       $  336   $  186,578   $   22,824    $  (49,772)   $  159,966
                                        ===============================================================================

                             The accompanying notes to financial statements are an integral part of these consolidated statements.

                                     ADVANSTAR, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (DOLLARS IN THOUSANDS)

                                                                          YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------
                                                                       1999         1998         1997
                                                                    -----------------------------------
OPERATING ACTIVITIES
  Net income (loss) .............................................   $  (2,027)   $ (28,436)   $  (8,895)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities
    Depreciation and amortization ...............................      49,114       39,158       26,371
    Non-cash interest ...........................................       1,209          960          934
    Impairment of intangible assets .............................       4,144       12,665        1,155
    Non-cash stock compensation .................................       3,925        3,397           --
    (Gain) loss on sales of assets and other ....................        (659)       1,968         (228)
    Deferred income taxes .......................................     (12,631)          --           --
    Changes in operating assets and liabilities
      Accounts receivable, net ..................................      (1,388)      (6,064)      (2,098)
      Inventories ...............................................        (318)         657         (317)
      Prepaid expenses ..........................................       1,736         (670)      (2,001)
      Accounts payable and accrued liabilities ..................        (555)       7,338       (2,591)
      Deferred revenue ..........................................      10,521        3,674          290
      Other .....................................................         449       (1,079)         182
                                                                    -----------------------------------
        Net cash provided by operating activities ...............      53,520       33,568       12,802
                                                                    -----------------------------------
INVESTING ACTIVITIES
  Additions to property, plant and equipment ....................      (9,722)      (4,154)      (2,260)
  Change in notes receivable ....................................         195         (124)        (235)
  Acquisition of publications and trade shows, net ..............    (141,479)    (358,315)     (31,871)
  Proceeds from sale of publishing and other assets .............         104        4,332        1,043
                                                                    -----------------------------------
        Net cash used in investing activities ...................    (150,902)    (358,261)     (33,323)
                                                                    ===================================
FINANCING ACTIVITIES
  Net proceeds from (payments on) revolving credit loan .........     (29,000)      27,000      (15,000)
  Proceeds from long-term debt ..................................     138,000      399,613       40,000
  Payments of long-term debt ....................................     (12,752)    (163,993)     (11,776)
  Proceeds from sale of common stock, capital
    contributions and other .....................................          --       70,980       12,000
  Dividends paid to minority interest holders ...................      (1,344)      (1,000)          --
                                                                    -----------------------------------
        Net cash provided by financing activities ...............      94,904      332,600       25,224
                                                                    -----------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .........................        (301)        (915)        (210)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............      (2,779)       6,992        4,493
CASH AND CASH EQUIVALENTS, beginning of period ..................      14,016        7,024        2,531
                                                                    -----------------------------------
CASH AND CASH EQUIVALENTS, end of period ........................   $  11,237    $  14,016    $   7,024
                                                                    ===================================

                     The accompanying notes to financial statements are an integral part of these consolidated statements.

                         ADVANSTAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF BUSINESS

     The accompanying consolidated financial statements include the accounts of Advanstar, Inc., and its wholly-owned subsidiary Advanstar Communications Inc. (Communications), and Communications' majority-owned subsidiaries (collectively, Advanstar or the Company). All intercompany accounts and transactions between consolidated entities have been eliminated.

     The Company operates and manages trade shows and conferences; publishes controlled circulation trade and professional periodicals; and markets a broad range of marketing, direct mail and database products and services.

     On June 10, 1998, Advanstar Holdings, Inc., merged into its parent holding company, AHI Holdings Corp. AHI Holdings Corp. had no operations independent of Advanstar Holdings, Inc. In connection with the merger, AHI Holdings Corp. changed its name to Advanstar Holdings, Inc. All references to the number of common shares and per share amounts have been adjusted to reflect the capitalization of the merged entity. On March 17, 1999, Advanstar Holdings, Inc. changed its name to Advanstar, Inc.


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

   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment additions are recorded at cost. For financial reporting purposes, depreciation is provided on a straight-line basis over the following estimated useful lives:

                                                ESTIMATED USEFUL LIVES
                                                ----------------------
     Land improvements.......................           10-15 years
     Buildings...............................           20-40 years
     Furniture, machinery and equipment......            3-10 years
     Leasehold improvements..................         Life of lease

     For tax reporting purposes, certain assets have different estimated useful lives.

                         ADVANSTAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   GOODWILL

     All acquisitions have been accounted for using the purchase method of accounting, with the purchase price in excess of the fair values of specific identifiable tangible and intangible assets acquired allocated to goodwill.

     Goodwill, which is being amortized on a straight-line basis over an average of 23 years, is recorded in the accompanying consolidated balance sheets net of accumulated amortization of $53.7 million and $29.4 million at December 31, 1999 and 1998, respectively.

   INTANGIBLE ASSETS

     Intangible assets are being amortized on a straight-line basis over 1 to 20 years. Intangible assets consist primarily of identifiable intangibles including advertiser, paid subscriber and trade show exhibitor lists, computer software, the value assigned to Advanstar's assembled workforce and fulfillment agreements. Accumulated amortization was $60.4 million and $41.1 million at December 31, 1999 and 1998, respectively.

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

     During 1999 and 1998, the Company identified certain properties which, due to changes in market conditions and portfolio management direction, the Company elected to discontinue. As a result, a total non-cash charge of $4.1 million and $12.7 million was recorded in 1999 and 1998, respectively, to write down the carrying value of the related operating assets and intangibles, and is included in amortization of goodwill and other intangible assets on the consolidated statements of operations.

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

     Deferred revenue consisted of the following (in thousands):

                                                              AT DECEMBER 31,
                                                           --------------------
                                                             1999        1998
                                                           --------------------
     Deferred trade show and conference revenue.........   $ 57,727    $ 41,468
     Deferred advertising and subscription revenue......      4,236       4,175
     Deferred internet revenue..........................      7,520          --
                                                           --------------------
          Total deferred revenue........................   $ 69,483    $ 45,643
                                                           ====================

                         ADVANSTAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Ultimate results could differ from these estimates. On an ongoing basis, management reviews its estimates, including those affecting doubtful accounts, valuation of goodwill and intangible assets, compensation related to stock options, and income taxes. Changes in facts and circumstances may result in revised estimates.

   FOREIGN CURRENCY TRANSLATION

     The Company accounts for translation investments in foreign entities in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation."


   DERIVATIVES

   The Company periodically enters into forward exchange contracts principally to hedge the eventual dollar results of foreign currency denominated transactions (primarily British Pounds and Brazilian Real). Gains and losses on forward exchange contracts entered into to hedge foreign currency transactions are included in revenue in the consolidated statements of income when the underlying transaction is closed.

The Company's accounting policy for these contracts is based on the Company's designation of foreign currency contracts as hedging transactions. The Company does not use derivative financial instruments for speculative or trading purposes. The criteria the Company uses for designating a contract as a hedge include the contract's effectiveness in risk reduction and matching of contracts to underlying transactions. At December 31, 1999, there were open hedge contracts with a notional amount totaling $23.3 million and an unrealized gain of $0.1 million. On December 31, 1998, there were no open hedge contracts.

   STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, due to the variable features of option grants under the Company's stock option plan, the Company measures compensation cost as the difference between the exercise price of the options and the fair value of the shares under option at the end of each period, and recognizes compensation expense to provide for such differences.

   COMPREHENSIVE INCOME (LOSS)

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

                         ADVANSTAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     RECLASSIFICATIONS

     Certain reclassifications have been made to amounts reported in prior years in order to conform to the current year presentation.

   RECENTLY ISSUED ACCOUNTING STANDARDS

     SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

3.    STOCK SPLIT

         On April 20, 1999, the Company's Board of Directors approved a two-for-one stock split, which was effected as a stock dividend. On April 21, 1999, the stockholder was issued one additional share of common stock for each share of common stock held on the record date of April 20, 1999. All references to the number of common shares and per share amounts have been adjusted to reflect the stock split on a retroactive basis.

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

5.   ACQUISITIONS

     During 1997, the Company purchased certain trade shows and publishing properties for an aggregate purchase price of $39.7 million. The cost of these acquired entities in excess of the fair market value of net assets acquired has been recorded as goodwill and intangibles. Due to the timing of these acquisitions, the incremental pro forma effect on the consolidated results of operations was not material.

     On April 30, 1998, the Company acquired Men's Apparel Guild in California, Inc. (MAGIC), which operates apparel trade shows (the MAGIC Acquisition). The acquisition was accounted for as a purchase. The purchase price was approximately $234.3 million in cash and assumed liabilities. Concurrent with the MAGIC Acquisition, the Company renegotiated its credit agreement to provide additional borrowing capacity. The Company also received an additional equity contribution of approximately $71.0 million.

     On August 17, 1998, the Company acquired certain travel-related publication and trade show assets of Universal Media Inc., including Travel Agent (collectively, Travel Agent). The acquisition was accounted for as a purchase. The purchase price was approximately $68.0 million in cash plus approximately $1.0 million in assumed liabilities. Concurrent with the Travel Agent Acquisition, the Company undertook an additional amendment to its credit agreement to further increase its borrowing capacity thereunder by $40.0 million (as so amended, the Second Amended Credit Facility, and together with the Original Credit Facility and the First Amended Credit Facility, the

                         ADVANSTAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amended Credit Facility), and financed the balance of the cash purchase price with its available cash and revolving credit facility.

     From January 1, 1998 through December 31, 1998, the Company completed 11 other acquisitions of trade shows, conferences and publishing properties, with a cumulative purchase price totaling approximately $89.1 million. Certain entities acquired in 1998 have minority ownership interests.

         On July 28, 1999, the Company acquired certain trade shows and publishing properties of Larkin-Pluznik-Larkin, LLC and LPL/Style Group, LLC, (collectively, Larkin), which operates apparel trade shows. The acquisition was accounted for as a purchase. The purchase price was approximately $135.4 million in cash and assumed liabilities. Concurrent with the Larkin acquisition, the Company amended and restated its credit agreement to provide additional borrowing capacity to finance the acquisition.

      From January 1, 1999 through December 31, 1999, the Company completed three other acquisitions of trade shows, conferences and publishing properties, with a cumulative purchase price totaling approximately $17.3 million in cash and assumed liabilities.

     The following are unaudited pro forma operating results as if the acquisitions had taken place at January 1, 1997 (in thousands, except per share amounts):

                                                                            YEARS ENDED DECEMBER 31,
                                                                        ------------------------------------
                                                                           1999          1998        1997
                                                                        ------------------------------------
     Total revenues.................................................    $  353,862    $  343,525   $ 304,062
     Operating income...............................................        31,133        19,678      17,583
     Net loss.......................................................        (1,382)      (29,385)    (28,487)
     Loss per share--diluted........................................    $    (0.04)   $    (0.99)  $   (1.31)

     The unaudited pro forma financial information is provided for informational purposes only. It is based on historical information and does not purport to be indicative of the results that would have occurred had the acquisitions been made at January 1, 1997, or of future results.

6.    EARNINGS PER SHARE

         Earnings per share is calculated in accordance with SFAS No. 128 "Earnings per Share."

         The following table is a reconciliation of the earnings numerator and the weighted average shares denominator used in the calculations of basic and diluted earnings per share (in thousands, except per share data):

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1999         1998          1997
                                                              -----------------------------------
    Net loss:
         Basic and diluted earnings per share...............  $ (2,027)  $  (28,436)    $  (8,895)
                                                              ===================================
    Weighted average shares:
         Basic and diluted..................................    33,596       29,652        21,768
                                                              ===================================
    Loss per share:
        Basic and diluted ..................................  $  (0.06)  $    (0.96)    $   (0.41)
                                                              ===================================

                         ADVANSTAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   DEBT

   AMENDED CREDIT FACILITY

     In July 1999, the Company amended its credit facility. The Amended Credit Facility consists of four components: Tranche A, a 5 1/2-year term loan in an aggregate principal amount equal to $100.0 million; Tranche B, a seven-year term loan in an aggregate principal amount equal to $150.0 million; Tranche C, a seven-year term loan in an aggregate principal amount equal to $138.0 million; and a 5 1/2-year revolving credit facility in the maximum amount of $60.0 million. In addition, the Company has purchased interest rate protection agreements for a notional amount of $113.8 million to limit its interest rate exposure at 8.0%-8.5%.

     The obligations of the Company under the Amended Credit Facility are guaranteed by the domestic wholly-owned subsidiaries of the Company and are collateralized by substantially all tangible and intangible assets of the Company and pledges of the Company and substantially all of its subsidiaries' capital stock.

     The Amended Credit Facility requires the Company to apply certain amounts to prepay the term loans, including (i) proceeds from certain issuances of equity or indebtedness by the Company; (ii) the net cash proceeds of certain sales or other dispositions by the Company of any assets; and (iii) 50% of excess cash flow (as defined) for each fiscal year starting on January 1, 2000. The Company also has the right to optionally prepay the loans, without premium, in whole or in part. Amounts applied as prepayments of the revolving credit facility may be reborrowed; amounts prepaid in respect of the term loans may not. Optional prepayments on the term loans were $4.0 million at December 31, 1999.

   The Amended Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. The Company was in compliance with all covenants as of December 31, 1999.

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

   Financial covenants under the Notes include a maximum leverage ratio, limitations on certain asset dispositions, dividends and other restricted payments. The Company was in compliance with all covenants as of December 31, 1999.

                         ADVANSTAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Long-term debt consists of the following (in thousands):

                                                                                            AT DECEMBER 31,
                                                                                        ----------------------
                                                                                          1999         1998
                                                                                        ----------------------
     Tranche A term loan, interest at LIBOR plus 2.25%, 8.75% at December 31,
        1999, due October 31, 2003....................................................  $  90,210     $ 98,529
     Tranche B term loan, interest at LIBOR plus 2.50%, 9.00% at December 31,
        1999, due April 30, 2005......................................................    147,223      149,700
     Tranche C term loan, interest at LIBOR plus 3.00%, 9.50% at December 31,
        1999, due June  30, 2007......................................................    136,043           --
     Revolving credit loan, interest at LIBOR plus 2.25%, 8.75% at December 31,
        1999, due October 31, 2003....................................................         --       29,000
     Senior subordinated notes at 9.25%, due May 31, 2008, net of discount............    149,678      149,639
                                                                                        ----------------------
                                                                                          523,154      426,868
     Less--Current maturities.........................................................    (13,740)      (8,253)
                                                                                        ----------------------
                                                                                        $ 509,414    $ 418,615
                                                                                        ======================

     Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt was substantially the same as its carrying value at December 31, 1999 and 1998. Cash paid during 1999, 1998 and 1997 for interest was $38.8 million, $25.3 million and $15.4 million, respectively.

     Annual maturities of long-term debt for the next five years are as follows (in thousands):

     2000.....           $13,740
     2001.....            20,189
     2002.....            23,965
     2003.....            38,082
     2004.....            73,300

8.   STOCKHOLDER'S EQUITY

   STOCK OPTION PLAN

     The Company maintains a non-qualified stock option plan (the Plan) in which certain members of the Company's management are eligible to participate. The term of the options runs for ten years, with options vesting 20% in each of the first five years of the option term. The exercise price for these options increases at a 10% annually compounded rate. Options become immediately exercisable upon a change of control of the Company, or at the discretion of the Company's Board of Directors. If the Company does not complete an initial public offering by January 1, 2001, option holders may agree with the Company to sell the shares under option to the Company at a fair market value price to be determined by the Board of Directors. However, the Company is not obligated to agree to any such repurchase under the terms of the Plan. In addition, the Company has certain repurchase rights under the Plan. Under the Plan, up to 2,051,124 options may be granted at the discretion of the Company's Board of Directors.

   The Company accounts for the options using the intrinsic value method outlined in APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, and because of the variable features of the Plan, the Company measures compensation cost as the difference between the exercise price of the options and the fair value of the shares under option at the end of each period, and recognizes compensation expense to provide for such

                         ADVANSTAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

difference. As of December 31, 1999 and 1998, compensation expense of $3.9 million and $3.4 million, respectively, was recognized under the Plan. No compensation expense was recognized during 1997 because the fair value of the shares was less than the exercise price of the related options. If the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in thousands, except per share data):

                                              FOR THE YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                                1999         1998          1997
                                            -----------------------------------
     Net loss - as reported .............   $  (2,027)    $  (28,436)   $(8,895)
                                            ===================================
     Net loss - pro forma ...............      (2,858)       (29,005)    (8,895)
                                            ===================================
     Loss per share - as reported:
         Basic and diluted ..............       (0.06)         (0.96)     (0.41)
                                            ===================================
     Loss per share - pro forma
         Basic and diluted ..............       (0.08)         (0.98)     (0.41)
                                            ===================================

     For purposes of computing compensation cost of stock options granted, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                           FOR THE YEARS ENDED DECEMBER 31,
                                           --------------------------------
                                              1999       1998       1997
                                            -----------------------------
     Expected dividend yield...........          --         --         --
     Expected stock price volatility...        34.7%      30.6%      32.4%
     Risk-free interest rate...........         6.5%       5.6%       5.8%
     Expected life of options..........     5 years    5 years    5 years

     A summary of stock option activity under the Plan is as follows:

                                               Options   Weighted Average
                                             Outstanding  Exercise Price
                                            -----------------------------
     Outstanding at January 1, 1997........    1,247,400        $ 5.00
          Granted..........................      223,400          5.50
          Exercised........................           --            --
          Cancelled........................           --            --
     Outstanding at December 31, 1997......    1,470,800          5.82
          Granted..........................      720,300          6.09
          Exercised........................           --            --
          Cancelled........................     (380,000)         5.87
     Outstanding at December 31, 1998......    1,811,100          6.42
          Granted..........................      410,000         12.68
          Cancelled........................     (190,000)         6.67
                                            --------------------------
     Outstanding at December 31, 1999......    2,031,100        $ 8.24
                                            ==========================

     As of December 31, 1999, the outstanding stock options had a weighted average exercise price of $8.24 and a weighted average remaining contractual life of 8.1 years. 703,900 options were exercisable with a weighted average exercise price of $7.04. The weighted average fair value of grants during 1999, as estimated using the Black-Scholes option pricing model, was $3.14 per option.

                         ADVANSTAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   401(K) PLAN

     The Company has an Employees' 401(k) Plan and Trust (the 401(k) Plan) available to employees of the Company and its domestic subsidiaries. All current and future domestic employees who have completed one year of service and are at least 21 years of age are eligible to participate in the 401(k) Plan. The Company is required to make a matching contribution to the Plan and may, at its discretion, make discretionary contributions to the 401(k) Plan. Eligible employees are vested 100% in their own contributions. Contributions made by the Company vest in equal installments over five years. Total contribution expense was $1.2 million, $1.0 million and $0.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

10.   INCOME TAXES

     The provision (benefit) for income taxes is comprised of the following (in thousands):

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                    1999         1998     1997
                                                 ------------------------------
      Current
         Federal............................     $    268       $    --   $  --
         State..............................           65           217      78
         Foreign............................          867         1,047     505
      Deferred..............................      (12,631)           --      --
                                                 ------------------------------
      Total income tax provision (benefit)..     $(11,431)      $ 1,264   $ 583
                                                 ==============================

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

                                                            AT DECEMBER 31,
                                                       ------------------------
                                                           1999          1998
                                                       ------------------------
     Deferred tax liabilities:
          Unrealized gain on investments............   $   (16,492)    $     --
          Prepaid expenses..........................        (2,570)      (1,674)
                                                       ------------------------
               Total deferred tax liabilities.......       (19,062)      (1,674)
     Deferred tax assets:
          Net operating loss carryforwards..........         1,205        8,510
          Foreign tax credit carryforwards..........         1,593        1,159
          Depreciation and amortization.............         8,819        5,128
          Stock options and warrants................         5,397        1,290
          Other, primarily accrued expenses.........         2,110          997
                                                       ------------------------
               Total deferred tax assets............        19,124       17,084
     Valuation allowance............................        (1,593)     (15,410)
                                                       ------------------------
     Net deferred tax liability.....................   $    (1,531)    $     --
                                                       ========================

   During 1999, the Company established a deferred tax liability related to its warrants to purchase common stock of PurchasePro.com, Inc., which resulted in a reduction in other comprehensive income. The Company also established deferred tax assets of $2.3 million related to its acquisitions. Due to the difference in the income tax and

                         ADVANSTAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial reporting bases of assets acquired and liabilities assumed in these acquisitions, the tax benefit has been reflected as a reduction of goodwill in the accompanying consolidated balance sheet as of December 31, 1999.

     The valuation allowance for deferred tax assets decreased by $13.8 million in 1999. The decrease in this allowance is primarily attributable to increased domestic earnings of the Company. A valuation allowance has been provided on foreign tax credit carryforwards which substantially expire in 2001. Based on management's assessment, it is more likely than not that all the deferred tax assets, net of the valuation allowance at December 31, 1999, will be realized. The Company's net operating loss carryforwards expire through 2012.

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the differences are as follows (in thousands):

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                      1999         1998        1997
                                                                   ----------------------------------
      Income tax benefit at the federal statutory rate of 35%..    $  (4,710)    $(9,510)     $(2,909)
      Change in valuation allowance............................      (13,817)      9,060        3,070
      Nondeductible amortization...............................        4,127       2,875           --
      Foreign operations.......................................          468         220          505
      Change in deferred tax rates.............................          488          --           --
      State taxes net of federal benefit.......................          102         143           51
      Other ...................................................        1,911      (1,524)        (134)
                                                                   ----------------------------------
      Total income tax provision (benefit).....................    $ (11,431)    $ 1,264      $   583
                                                                   ==================================

11.  COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company has long-term operating leases for office space and office equipment. The leases generally require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rentals. Building and equipment rent expense was $5.2 million, $3.4 million and $3.0 million for 1999, 1998 and 1997, respectively. Future minimum lease commitments under operating leases with initial terms of one year or more are as follows (in thousands):

               2000...........   $6,729
               2001...........    6,375
               2002...........    5,755
               2003...........    4,565
               2004...........    3,601
               Thereafter.....   18,709

   EMPLOYMENT AGREEMENTS

     Three senior executives of the Company entered into employment agreements dated as of September 1, 1999 which terminate on May 31, 2003. Pursuant to the agreements, the executives are entitled to annual base salaries and annual bonuses based on the Company's EBITDA for any year. The agreements also provide for severance benefits equal to one year's base salary and benefits (and a pro rated bonus) upon termination of employment by the Company without "cause" or by the executive for "good reason." The executives also entered into non-competition and confidentiality agreements with the Company. Compensation expense for these executives is included in general and administrative expenses of the Company.

                         ADVANSTAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   LITIGATION

     The Company is a defendant in legal proceedings arising in the ordinary course of business. Although the outcome of these proceedings cannot presently be determined, in the opinion of management, disposition of these proceedings will not have a material effect on the results of operations or financial position of the Company.

12. E-COMMERCE DEVELOPMENT AGREEMENT

     The Company entered into an agreement with PurchasePro.com Inc., (PurchasePro), a developer and operator of web-based e-commerce solutions, to provide business-to-business electronic commerce services. Under the terms of the agreement, PurchasePro will develop, host and maintain a series of vertical trade community marketplaces. In exchange for these services, the Company will pay PurchasePro various fees to develop and host the sites and, through a marketing services agreement, the Company will provide advertising and promotional services in the Company's traditional products. The Company and PurchasePro will also share in various portions of the transactional and advertising revenues created by each of these marketplaces.

     As part of the agreement, the Company received warrants for 525,000 shares of PurchasePro.com, Inc. common stock at an exercise price of $37.58 per share to expire six months from the date granted. The Company has valued these warrants on the date of grant at $7.5 million, as estimated using the Black-Scholes option pricing model, and has recorded this amount as deferred revenue. The Company has classified these warrants as available-for-sale under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and, accordingly, is carrying the warrants at fair market value on December 31, 1999 as determined by quoted market prices, resulting in an unrealized gain of $28.4 million, net of applicable taxes, reported in other comprehensive income.

13. SEGMENTS

     The Company has three reportable segments: trade shows and conferences, trade publications and marketing services. The trade show and conference segment allows exhibitors a cost-effective means to showcase and sell products and services while developing business relationships with many potential customers in a short time period. The Company's trade publications segment provides key new product and educational information to readers and allows advertisers to reach highly targeted and select business audiences. The marketing services segment offers customers mailing lists from the Company's subscriber and attendee databases; editorial and advertising reprints; direct mail postcards; and classified, recruitment and industry directory advertising.

                         ADVANSTAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company evaluates the performance of, and allocates resources to, its segments based on gross profit. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales or transfers. Segment assets are primarily intangible assets, prepaid expenses and accounts receivables (all amounts in thousands).

                                                  TRADE
                                                  SHOWS                           CORPORATE
                                                   AND        TRADE     MARKETING    AND
                                               CONFERENCES PUBLICATIONS  SERVICES    OTHER     TOTALS
                                               ----------- ------------ --------- ---------    ------
YEAR ENDED DECEMBER 31, 1999
Revenues......................................   $161,007   $ 147,714    $18,581    $1,070   $328,372
Gross profit..................................     71,593      41,991      9,290       393    123,267
Segment assets................................    468,802     237,674      3,020   123,099    832,595
YEAR ENDED DECEMBER 31, 1998
Revenues......................................   $113,066   $ 130,442    $15,647     $ 670   $259,825
Gross profit..................................     45,020      37,715      8,102       445     91,282
Segment assets................................    356,655     248,291      2,254    53,026    660,226
YEAR ENDED DECEMBER 31, 1997
Revenues......................................   $ 61,608   $ 111,611    $13,900     $ 537   $187,656
Gross profit..................................     20,035      33,801      7,180       537     61,553
Segment assets................................    101,718     152,039      1,832    42,908    298,497

     The reconciliation of total segment gross profit to consolidated pre-tax income are as follows (in thousands):

                                               FOR THE YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                 1999       1998         1997
                                               --------------------------------
     Total segment gross profit............... $123,267   $ 91,282     $ 61,553
     General and administrative expense.......  (43,527)   (36,883)     (27,514)
     Depreciation and amortization............  (53,258)   (51,823)     (27,526)
     Other expense............................  (39,940)   (29,748)     (14,825)
                                               --------------------------------
     Consolidated pre-tax loss................ $(13,458)  $(27,172)    $ (8,312)
                                               ================================

     Financial information relating to the Company's operations by geographic area are as follows (in thousands):

REVENUES

                          FOR THE YEARS ENDED DECEMBER 31,
                          --------------------------------
                             1999       1998      1997
                           -----------------------------
     United States......   $287,850   $225,104  $164,197
     International......     40,522     34,721    23,459
                           -----------------------------
                           $328,372   $259,825  $187,656
                           =============================

     Revenues are primarily attributed to countries based on the location of customers.

LONG-LIVED ASSETS  (IN THOUSANDS)

                                   AT DECEMBER 31,
                           -------------------------------
                             1999       1998        1997
                           -------------------------------
     United States......   $688,112   $573,734    $257,057
     International......     17,301     27,619       3,734
                           -------------------------------
                           $705,413   $601,353    $260,791
                           ===============================

                         ADVANSTAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.   SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

         BASIS OF PRESENTATION

     The Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by the Company and the wholly-owned domestic subsidiaries of Communications. Communications is the only direct subsidiary of the Company and is wholly-owned by the Company. The subsidiary guarantors are Art Expositions International, Inc., MAGIC, and Applied Business TeleCommunications. Communications, the subsidiary guarantors and the non-guarantor subsidiaries comprise all of the direct and indirect subsidiaries of the Company. The condensed consolidating financial statements of the guarantors are presented below and should be read in connection with the consolidated financial statements of the Company. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the Company believes the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the guarantors. Management has determined that such information is not material to investors.

     THERE ARE NO SIGNIFICANT RESTRICTIONS ON THE ABILITY OF THE SUBSIDIARY GUARANTORS TO MAKE DISTRIBUTIONS TO THE COMPANY.



                               ADVANSTAR, INC. AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                      DECEMBER 31, 1999
                                        (IN THOUSANDS)


                                            COMPANY   COMMUNICATIONS    MAGIC         ABC
                                            --------- --------------  ---------    ---------
                      ASSETS
Current assets:
  Cash and cash equivalents .............   $      --    $   5,612    $      33    $      --
  Accounts receivable, net ..............          --       26,129         (356)          55
  Prepaid expenses ......................          --        9,774        2,107          161
Investments .............................          --           --           --           --
Intercompany receivable (payable) .......         142      (38,165)      74,797          927
  Other .................................          --        1,940           --           --
                                            ---------    ---------    ---------    ---------
    Total current assets ................         142        5,290       76,581        1,143
                                            ---------    ---------    ---------    ---------
Non-current assets
  Deferred taxes ........................          --       16,442           --           --

Property, plant and equipment, net ......          --       18,859          649           24
Investments in subsidiaries .............     159,966      304,279           --           --
Intangible assets, net ..................          --      423,020      198,618       16,985
                                            ---------    ---------    ---------    ---------
                                            $ 160,108    $ 767,890    $ 275,848    $  18,152
                                            =========    =========    =========    =========
                 LIABILITIES AND
               STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt .....   $      --    $  13,740    $      --    $      --
  Accounts payable ......................         124       13,748          852           28
  Deferred revenue ......................          --       30,933       22,462        2,114
  Accrued liabilities ...................          18       18,273        3,075           10
                                            ---------    ---------    ---------    ---------
    Total current liabilities ...........         142       76,694       26,389        2,152
                                            ---------    ---------    ---------    ---------
Long-term debt, net of current maturities          --      509,414           --           --
Other long-term liabilities .............          --        6,645           --           --
Minority interest .......................          --       15,161           --           --
Stockholder's equity
  Common stock ..........................         336           10            1            2
  Capital in excess of par value ........     186,578      186,914      220,627       15,739
  Retained earnings (deficit) ...........     (49,772)     (49,772)      28,831          259
  Accumulated other comprehensive income       22,824       22,824           --           --
                                            ---------    ---------    ---------    ---------
    Total stockholder's equity ..........     159,966      159,976      249,459       16,000
                                            ---------    ---------    ---------    ---------
                                            $ 160,108    $ 767,890    $ 275,848    $  18,152
                                            =========    =========    =========    =========

                                              GUARANTOR  NON-GUARANTOR             CONSOLIDATED
                                            SUBSIDIARIES SUBSIDIARIES  ELIMINATION    TOTAL
                                            ------------ ------------- ----------- ------------
                      ASSETS
Current assets:
  Cash and cash equivalents ..............    $      33    $   5,592    $      --    $  11,237
  Accounts receivable, net ...............         (301)       3,619           --       29,447
  Prepaid expenses .......................        2,268        3,338           --       15,380
Investments ..............................           --       52,456           --       52,456
Intercompany receivable (payable) ........       75,724      (37,559)        (142)          --
  Other ..................................           --          280           --        2,220
                                              ---------    ---------    ---------    ---------
    Total current assets .................       77,724       27,726         (142)     110,740
                                              ---------    ---------    ---------    ---------
Non-current assets
  Deferred taxes .........................           --           --           --       16,442

Property, plant and equipment, net .......          673        1,334           --       20,866
Investments in subsidiaries ..............           --           --     (464,245)          --
Intangible assets, net ...................      215,603       45,924           --      684,547
                                              ---------    ---------    ---------    ---------
                                              $ 294,000    $  74,984    $(464,387)   $ 832,595
                                              =========    =========    =========    =========
                 LIABILITIES AND
               STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt ......    $      --    $      --    $      --    $  13,740
  Accounts payable .......................          880        4,063         (124)      18,691
  Deferred revenue .......................       24,576       13,974           --       69,483
  Accrued liabilities ....................        3,085       18,137          (18)      39,495
                                              ---------    ---------    ---------    ---------
    Total current liabilities ............       28,541       36,174         (142)     141,409
                                              ---------    ---------    ---------    ---------
Long-term debt, net of current maturities.           --           --           --      509,414
Other long-term liabilities ..............           --           --           --        6,645
Minority interest ........................           --           --           --       15,161
Stockholder's equity
  Common stock ...........................            3          382         (395)         336
  Capital in excess of par value .........      236,366       44,890     (468,170)     186,578
  Retained earnings (deficit) ............       29,090       (6,462)      27,144      (49,772)
  Accumulated other comprehensive income..           --           --      (22,824)      22,824
                                              ---------    ---------    ---------    ---------
    Total stockholder's equity ...........      265,459       38,810     (464,245)     159,966
                                              ---------    ---------    ---------    ---------
                                              $ 294,000    $  74,984    $(464,387)   $ 832,595
                                              =========    =========    =========    =========

                                                   ADVANSTAR, INC. AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                    YEAR ENDED DECEMBER 31, 1999
                                                           (IN THOUSANDS)

                                                                                   GUARANTOR  NON-GUARANTOR             CONSOLIDATED
                                     COMPANY  COMMUNICATIONS    MAGIC      ABC   SUBSIDIARIES SUBSIDIARIES  ELIMINATION    TOTAL
                                    --------- -------------- --------- --------- ------------ ------------- ----------- ------------
Net revenue ....................... $      --   $ 223,042    $  53,684 $   4,537   $  58,221  $  47,109    $      --    $ 328,372
                                    -----------------------------------------------------------------------------------------------
Operating expenses:
  Cost of sales and selling,
    editorial and circulation .....        --     150,114       17,066     3,291      20,357     34,634           --      205,105
  General and administrative ......        --      35,742        1,955        --       1,955      5,830           --       43,527
  Depreciation and amortization ...        --      33,676       11,228       901      12,129      7,453           --       53,258
                                    -----------------------------------------------------------------------------------------------
    Total operating expenses ......        --     219,532       30,249     4,192      34,441     47,917           --      301,890
                                    -----------------------------------------------------------------------------------------------
Operating income (loss) ...........        --       3,510       23,435       345      23,780       (808)          --       26,482
Other income (expense):
  Interest income (expense), net ..        --     (38,578)           2        --           2     (1,312)          --      (39,888)
  Other income (expense), net .....        --       3,265            2        --           2     (4,907)          --       (1,640)
                                    -----------------------------------------------------------------------------------------------
Income (loss) before income taxes .        --     (31,803)      23,439       345      23,784     (7,027)          --      (15,046)
  Provision (benefit) for
    income tax ....................        --     (12,180)          --        --          --        749           --      (11,431)
  Minority interest in earnings ...        --       1,588           --        --          --         --           --        1,588
  Equity in (loss) of subsidiaries.    (2,027)     16,008           --        --          --         --      (13,981)          --
                                    -----------------------------------------------------------------------------------------------
Net income (loss) ................. $  (2,027)  $  (2,027)   $  23,439 $     345   $  23,784  $  (7,776)   $ (13,981)   $  (2,027)
                                    ===============================================================================================

                                     ADVANSTAR, INC. AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       YEAR ENDED DECEMBER 31, 1999
                                              (IN THOUSANDS)


                                                       COMPANY   COMMUNICATIONS   MAGIC         ABC
                                                      ---------- -------------- ---------    ---------
OPERATING ACTIVITIES:
  Net income (loss) ................................  $  (2,027)   $  (2,027)   $  23,439    $     345
  Adjustments to reconcile net income (loss)
    to net cash provided by
    operating activities:
Depreciation and amortization ......................         --       33,665       11,225          913
Non cash Items .....................................         --       (8,163)          --           --
Change in working capital items ....................         --       27,395      (34,054)      (2,394)
                                                      --------------------------------------------------
Net cash provided by (used in) operating
  activities .......................................     (2,027)      50,870          610       (1,136)
                                                      --------------------------------------------------
INVESTMENT ACTIVITIES:
  Net loss in investment in subsidiaries ...........      2,027           --           --           --
  Additions to property, plant and equipment,
   net .............................................         --       (8,287)        (444)          --
Acquisitions of publications and trade shows .......         --     (139,472)         (29)       1,128
                                                      --------------------------------------------------
Net cash provided by (used in) investing
  activities .......................................      2,027     (147,759)        (473)       1,128
                                                      --------------------------------------------------
FINANCING ACTIVITIES:
  Dividends paid to minority interest holders ......         --       (1,344)          --           --
  Borrowings of long-term debt, net
   activities.......................................         --       96,248           --           --
                                                      --------------------------------------------------
Net cash provided by (used in) Financing activities.         --       94,904           --           --
                                                      --------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ............         --         (301)          --           --
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS: ............................         --       (2,286)         137           (8)
CASH AND CASH EQUIVALENTS,
  Beginning of period: .............................         --        7,898         (104)           8
                                                      --------------------------------------------------
CASH AND CASH EQUIVALENTS,
  End of period: ...................................  $      --    $   5,612    $      33    $      --
                                                      ==================================================

                                                        GUARANTOR   NON-GUARANTOR               CONSOLIDATED
                                                       SUBSIDIARIES SUBSIDIARIES   ELIMINATION      TOTAL
                                                       ------------ ------------- ------------  ------------
OPERATING ACTIVITIES:
  Net income (loss) ................................    $  23,784    $  (7,776)   $ (13,981)     $  (2,027)
  Adjustments to reconcile net income (loss)
    to net cash provided by
    operating activities:
Depreciation and amortization ......................       12,138        7,455           --         53,258
Non cash Items .....................................           --            7           --         (8,156)
Change in working capital items ....................      (36,448)       3,490       16,008         10,445
                                                      ----------------------------------------------------
Net cash provided by (used in) operating
  activities .......................................         (526)       3,176        2,027         53,520
                                                      ----------------------------------------------------
INVESTMENT ACTIVITIES:
  Net loss in investment in subsidiaries ...........           --           --       (2,027)            --
  Additions to property, plant and equipment,
   net .............................................         (444)        (887)          --         (9,618)
Acquisitions of publications and trade shows .......        1,099       (2,911)          --       (141,284)
                                                      ----------------------------------------------------
Net cash provided by (used in) investing
  activities .......................................          655       (3,798)      (2,027)      (150,902)
                                                      ----------------------------------------------------
FINANCING ACTIVITIES:
  Dividends paid to minority interest holders ......           --           --           --         (1,344)
  Borrowings of long-term debt, net
   activities.......................................           --           --           --         96,248
                                                      ----------------------------------------------------
Net cash provided by (used in) Financing activities.           --           --           --         94,904
                                                      ----------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ............           --           --           --           (301)
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS: ............................          129         (622)          --         (2,779)
CASH AND CASH EQUIVALENTS,
  Beginning of period: .............................          (96)       6,214           --         14,016
                                                      ----------------------------------------------------
CASH AND CASH EQUIVALENTS,
  End of period: ...................................    $      33    $   5,592    $      --      $  11,237
                                                      ====================================================

                                  ADVANSTAR, INC. AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                        AT DECEMBER 31, 1998
                                           (IN THOUSANDS)


                                        COMPANY  COMMUNICATIONS    MAGIC      MAGICKIDS      ABC
                                       --------- --------------  ----------   ---------   ---------
               ASSETS
Current assets:
  Cash and cash equivalents ........   $      --    $   8,270    $    (108)   $       4   $       8
  Accounts receivable, net .........          --       22,620          597           --         430
  Prepaid expenses .................          --        7,818        3,600           54         190
  Intercompany receivable (payable).         124      (22,330)      31,811        3,493      (1,189)
  Other ............................          --        1,556           --           --          --
    Total current assets ...........         124       17,934       35,900        3,551        (561)
Property, plant and equipment, net .          --       12,173          396           10          84
Investments in subsidiaries ........     134,760      298,689           --           --          --
Intangible assets, net .............          --      293,146      209,613           --      19,009
                                       ---------------------------------------------------------------
                                       $ 134,884    $ 621,942    $ 245,909    $   3,561   $  18,532
                                       ===============================================================
           LIABILITIES AND
        SHAREHOLDER's EQUITY

Current liabilities:
  Current portion of long-term debt.   $      --    $   8,253    $      --    $      --   $      --
  Accounts payable .................         124        9,109        1,439           27          48
  Deferred revenue .................          --       17,672       16,713          805       2,189
  Accrued liabilities ..............          --       13,024        2,854          182         641
                                       ---------------------------------------------------------------
    Total current liabilities ......         124       48,058       21,006        1,014       2,878
Long term debt, net of current
  maturities .......................          --      418,615           --           --          --
Other long term liabilities ........          --        3,227           --           --          --
Minority interest ..................          --       17,282           --           --          --
Stockholder's equity
  Common stock .....................         335           10            1           --           2
  Capital in excess of par value ...     183,042      183,367      220,627        1,430      15,739
  Retained earnings (deficit) ......     (47,745)     (47,745)       4,275        1,117         (87)
  Accumulated other comprehensive
    loss ...........................        (872)        (872)          --           --          --
                                       ---------------------------------------------------------------
    Total stockholder's equity           134,760      134,760      224,903        2,547      15,654
                                       ---------------------------------------------------------------
                                       $ 134,884    $ 621,942    $ 245,909    $   3,561   $  18,532
                                       ===============================================================

                                                                   NON-
                                                   GUARANTOR    GUARANTOR                CONSOLIDATED
                                        EXPOCON   SUBSIDIARIES SUBSIDIARIES  ELIMINATION     TOTAL
                                       ---------- ------------ ------------  ----------- ------------
               ASSETS
Current assets:
  Cash and cash equivalents ........   $    (372)   $    (468)   $   6,214    $      --    $  14,016
  Accounts receivable, net .........       1,138        2,165        3,191           --       27,976
  Prepaid expenses .................         451        4,295        2,671           --       14,784
  Intercompany receivable (payable).      (2,181)      31,934       (9,604)        (124)          --
  Other ............................          --           --          541           --        2,097
    Total current assets ...........        (964)      37,926        3,013         (124)      58,873
Property, plant and equipment, net .         513        1,003          949           --       14,125
Investments in subsidiaries ........          --           --           --     (433,449)          --
Intangible assets, net .............      11,492      240,114       53,968           --      587,228
                                       -------------------------------------------------------------
                                       $  11,041    $ 279,043    $  57,930    $(433,573)   $ 660,226
                                       =============================================================
           LIABILITIES AND
        SHAREHOLDER's EQUITY

Current liabilities:
  Current portion of long-term debt.   $      --    $      --    $      --    $      --    $   8,253
  Accounts payable .................          17        1,531        2,671         (124)      13,311
  Deferred revenue .................       1,911       21,618        6,353           --       45,643
  Accrued liabilities ..............          96        3,773        2,338           --       19,135
                                       -------------------------------------------------------------
    Total current liabilities ......       2,024       26,922       11,362         (124)      86,342
Long term debt, net of current
  maturities .......................          --           --           --           --      418,615
Other long term liabilities ........          --           --           --           --        3,227
Minority interest ..................          --           --           --           --       17,282
Stockholder's equity
  Common stock .....................           1            4          332         (346)         335
  Capital in excess of par value ...       9,593      247,389       44,924     (475,680)     183,042
  Retained earnings (deficit) ......        (577)       4,728        1,312       41,705      (47,745)
  Accumulated other comprehensive
    loss ...........................          --           --           --          872         (872)
                                       -------------------------------------------------------------
    Total stockholder's equity             9,017      252,121       46,568     (433,449)     134,760
                                       -------------------------------------------------------------
                                       $  11,041    $ 279,043    $  57,930    $(433,573)   $ 660,226
                                       =============================================================

                                ADVANSTAR, INC.

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         YEAR ENDED DECEMBER 31, 1998
                                (IN THOUSANDS)


                                     COMPANY  COMMUNICATIONS    MAGIC     MAGICKIDS      ABC
                                    --------- --------------  ---------   ---------   ---------
Net revenue .....................   $      --    $ 181,709    $  22,232   $   1,999   $   3,304
                                    -----------------------------------------------------------
Operating expenses
  Cost of sales and selling,
    editorial and circulation ...          --      123,426        8,162         852       2,395
  General and administrative ....          --       27,818        1,520          27         346
  Depreciation and amortization .          --       38,713        8,335           3         641
                                    -----------------------------------------------------------
    Total operating expenses ....          --      189,957       18,017         882       3,382
                                    -----------------------------------------------------------
Operating income (loss) .........          --       (8,248)       4,215       1,117         (78)
Other income (expense):
  Interest income (expense), net.          --      (27,602)          60          --          --
  Other income (expense), net ...          --        2,812           --          --           4
                                    -----------------------------------------------------------
Income (loss) before income taxes          --      (33,038)       4,275       1,117         (74)
Provision for income tax ........          --          288           --          --          13
Minority interest in loss .......          --           40           --          --          --
Equity in (loss) of subsidiaries.     (28,436)       4,850           --          --          --
                                    -----------------------------------------------------------
Net income (loss) ...............   $ (28,436)   $ (28,436)   $   4,275   $   1,117   $     (87)
                                    ===========================================================

                                                                  NON-
                                                  GUARANTOR    GUARANTOR                CONSOLIDATED
                                       EXPOCON   SUBSIDIARIES SUBSIDIARIES ELIMINATION      TOTAL
                                      ---------  ------------ ------------ -----------  ------------
Net revenue .....................     $   8,165    $  35,700    $  42,416          --    $ 259,825
                                      ------------------------------------------------------------
Operating expenses
  Cost of sales and selling,
    editorial and circulation ...         5,672       17,081       28,528          --      168,543
  General and administrative ....           865        2,758        6,307          --       36,883
  Depreciation and amortization .         1,262       10,241        2,377          --       51,823
                                      ------------------------------------------------------------
    Total operating expenses ....         7,799       30,080       37,212          --      257,249
                                      ------------------------------------------------------------
Operating income (loss) .........           366        5,620        5,204          --        2,576
Other income (expense):
  Interest income (expense), net.            --           60         (320)         --      (27,862)
  Other income (expense), net ...          (888)        (884)      (3,854)         --       (1,926)
                                      ------------------------------------------------------------
Income (loss) before income taxes          (522)       4,796        1,030          --      (27,212)
Provision for income tax ........            --           13          963          --        1,264
Minority interest in loss .......            --           --           --          --           40
Equity in (loss) of subsidiaries.            --           --           --      23,586           --
                                      ------------------------------------------------------------
Net income (loss) ...............     $    (522)   $   4,783    $      67   $  23,586    $ (28,436)
                                      ============================================================

                        ADVANSTAR, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          Year ended December 31, 1998
                                 (in thousands)

                                        COMPANY  COMMUNICATIONS    MAGIC      MAGICKIDS       ABC
                                       --------- --------------  ---------    ---------    ---------
Operating Activities:
  Net income (loss) ................   $ (28,436)   $ (28,436)   $   4,275    $   1,117    $     (87)
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization ..          --       39,205        8,335            3          641
    Non cash Items .................          --        6,305           --           --           --
    Change in working capital
      items ........................          --     (247,166)     194,992       (1,784)      17,884
                                       -------------------------------------------------------------
    Net cash provided by (used in)
     operating activities ..........     (28,436)    (230,092)     207,602         (664)      18,438
                                       -------------------------------------------------------------
Investment Activities:
  Net loss in investment in
    subsidiaries ...................      28,436           --           --           --           --
  Additions to property, plant and
    equipment, net .................          --        1,367         (171)          (5)         (49)
  Acquisitions of publications and
    trade shows ....................          --      (99,093)    (207,539)         673      (18,381)
                                       -------------------------------------------------------------
    Net cash provided by (used in)
      investing activities .........      28,436      (97,726)    (207,710)         668      (18,430)
                                       -------------------------------------------------------------
Financing Activities:
  Proceeds from sale of common
    stock and capital contributions
    and other ......................          --       70,980           --           --           --
  Dividends paid to minority
    interest holders ...............          --           --           --           --           --
  Borrowings of long-term debt,
    net ............................          --      262,620           --           --           --
                                       -------------------------------------------------------------
    Net cash provided by (used in)
      financing activities .........          --      333,600           --           --           --
                                       -------------------------------------------------------------
EFFECT OF EXCHANGE RATE
  CHANGES ON CASH ..................          --         (915)          --           --           --

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS: .......          --        4,867         (108)           4            8

CASH AND CASH EQUIVALENTS,
  beginning of period: .............          --        3,403           --           --           --
                                       -------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  end of period: ...................   $      --    $   8,270    $    (108)   $       4    $       8
                                       =============================================================

                                                   GUARANTOR    NON-GUARANTOR               CONSOLIDATED
                                        EXPOCON   SUBSIDIARIES  SUBSIDIARIES   ELIMINATION     TOTAL
                                       ---------  ------------  -------------  -----------  -----------
Operating Activities:
  Net income (loss) ................   $    (522)   $   4,783    $      67     $  23,586    $ (28,436)
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization ..       1,262       10,241        2,377            --       51,823
    Non cash Items .................          20           20           --            --        6,325
    Change in working capital
      items ........................       3,469      214,561       31,611         4,850        3,856
                                       --------------------------------------------------------------
    Net cash provided by (used in)
     operating activities ..........       4,229      229,605       34,055        28,436       33,568
                                       --------------------------------------------------------------
Investment Activities:
  Net loss in investment in
    subsidiaries ...................          --           --           --       (28,436)          --
  Additions to property, plant and
    equipment, net .................        (446)        (671)        (518)           --          178
  Acquisitions of publications and
    trade shows ....................      (3,838)    (229,085)     (30,261)           --     (358,439)
                                       --------------------------------------------------------------
    Net cash provided by (used in)
      investing activities .........      (4,284)    (229,756)     (30,779)      (28,436)    (358,261)
                                       --------------------------------------------------------------
Financing Activities:
  Proceeds from sale of common
    stock and capital contributions
    and other ......................          --           --           --            --       70,980
  Dividends paid to minority
    interest holders ...............          --           --       (1,000)           --       (1,000)
  Borrowings of long-term debt,
    net ............................          --           --           --            --      262,620
                                       --------------------------------------------------------------
    Net cash provided by (used in)
      financing activities .........          --           --       (1,000)           --      332,600
                                       --------------------------------------------------------------
EFFECT OF EXCHANGE RATE
  CHANGES ON CASH ..................          --           --           --            --         (915)
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS: .......         (55)        (151)       2,276            --        6,992
CASH AND CASH EQUIVALENTS,
  beginning of period: .............        (317)        (317)       3,938            --        7,024
                                       --------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  end of period: ...................   $    (372)   $    (468)   $   6,214     $      --    $  14,016
                                       ==============================================================

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ADVANSTAR, INC.


                              By: /s/ ROBERT L. KRAKOFF
                                 --------------------------------------
                                 Robert L. Krakoff
Date: March 30, 2000             Chairman of the Board and
                                 Chief Executive Officer


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

        Signature                                    Title(s)
------------------------------     ---------------------------------------------
/s/ ROBERT L. KRAKOFF              Chairman of the Board and Chief Executive
------------------------------     Officer (Principal Executive Officer)
    Robert L. Krakoff


/s/ DAVID W. MONTGOMERY            Vice President--Finance, Chief Financial Officer
------------------------------     and Secretary (Principal Financial Officer and
    David W. Montgomery            Principal Accounting Officer)

/s/ JAMES M. ALIC                  Director
------------------------------
    James M. Alic

/s/ KENNETH T. BERLINER            Director
------------------------------
    Kenneth T. Berliner

/s/ MITCHELL R. COHEN              Director
------------------------------
    Mitchell R. Cohen

/s/ JOHN M. PASQUESI               Director
------------------------------
    John M. Pasquesi


                                                                     Schedule II

                                 ADVANSTAR, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                  ADDITIONS
                                                           ----------------------
                                               BALANCE AT  CHARGED TO  CHARGED TO                  BALANCE AT
                                             BEGINNING OF  COSTS AND     OTHER                        END
                                                PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     OF PERIOD
                                             ------------  ----------  -----------  -----------    -----------
Year ended December 31, 1999:
     Allowance for doubtful accounts.....      $ 575,000   $1,878,000          -   $1,744,000(1)     $ 709,000
Year ended December 31, 1998:

     Allowance for doubtful accounts.....      $ 553,000   $1,148,000          -   $1,127,000(1)     $ 574,000
Year ended December 31, 1997:

     Allowance for doubtful accounts.....      $ 541,000   $  807,000          -   $  795,000(1)     $ 553,000

---------------
(1)  Uncollectible accounts written off.