Form 10-Q
period 2000-03-31
ADVANSTAR INC
filed 2000-05-15
CIK 1064243

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
X Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the Quarterly Period Ended: March 31, 2000


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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No _________
                                              -------

As of May 15, 2000, 33,630,000 shares of the Registrant's common stock were outstanding.

PART I     Financial Information

Item 1.  Financial Statements:

                                                                                            Page in this
                                                                                              Quarterly
                                                                                                Report
                                                                                                ------
               Condensed Consolidated Balance Sheets at  March 31, 2000 (unaudited)
                   and December 31, 1999...................................................       2

               Condensed Consolidated Statements of Operations (unaudited) for the three
                   months ended March 31, 2000 and 1999....................................       3

               Condensed Consolidated Statements of Cash Flows (unaudited) for the
                   three months ended March 31, 2000 and 1999..............................       4

               Notes to Condensed Consolidated Financial Statements (unaudited)............       5

Item 2.  Management's Discussion and Analysis of  Financial Condition and
         Results of Operations.............................................................      12

PART II    Other Information

Item 4.        Submissions of Matters to a Vote of Security Holders........................      19

Item 6(a).     Exhibits....................................................................      19

Item 6(b).     Reports on Form 8-K.........................................................      19

               Signature...................................................................      20

               Exhibit Index...............................................................      21

               Exhibits....................................................................

                                ADVANSTAR, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                           March 31,     December 31,
                                                                                             2000            1999
                                                                                             ----            ----
                                 ASSETS                                                   (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents............................................................     $ 16,871        $ 11,237
  Investments..........................................................................        9,321          52,456
  Accounts receivable, net.............................................................       32,165          29,447
  Prepaid expenses.....................................................................       13,845          15,380
  Other................................................................................        2,014           2,220
                                                                                            --------        --------
     Total current assets..............................................................       74,216         110,740
                                                                                            --------        --------

DEFERRED INCOME TAXES..................................................................       16,442          16,442
PROPERTY, PLANT AND EQUIPMENT, net.....................................................       23,196          20,866
                                                                                            --------        --------
GOODWILL AND INTANGIBLE ASSETS, net....................................................      681,226         684,547
                                                                                            --------        --------
     Total Assets......................................................................     $795,080        $832,595
                                                                                            ========        ========

                     LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt.................................................     $ 16,176        $ 13,740
  Accounts payable.....................................................................       30,298          18,691
  Accrued liabilities..................................................................       33,730          39,495
  Deferred revenue.....................................................................       41,810          69,483
                                                                                            --------        --------
     Total current liabilities.........................................................      122,014         141,409
                                                                                            --------        --------
LONG-TERM DEBT, net of current maturities..............................................      505,012         509,414
OTHER LONG-TERM LIABILITIES............................................................        6,537           6,645
MINORITY INTEREST......................................................................       15,524          15,161
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
  Common stock, $.01 par value; 40,000 shares authorized; 33,630 shares
    issued and outstanding at March 31, 2000 and December 31, 1999.....................          336             336
  Capital in excess of par.............................................................      186,656         186,578
  Accumulated deficit..................................................................      (36,864)        (49,772)
  Accumulated other comprehensive income (loss)........................................       (4,135)         22,824
                                                                                            --------        --------
     Total stockholder's equity........................................................      145,993         159,966
                                                                                            --------        --------
     Total liabilities and stockholder's equity........................................     $795,080        $832,595
                                                                                            ========        ========

 The accompanying notes to financial statements are an integral part of these consolidated statements.

                                ADVANSTAR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data - Unaudited)


                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                       2000              1999
                                                                                      -------------------------
Net revenue...................................................................        $133,348          $99,084
                                                                                      --------          -------
Operating expenses:
      Costs of production.....................................................          28,081           20,515
      Selling, editorial and circulation......................................          49,648           37,810
      General and administrative..............................................          13,141           13,129
      Depreciation and amortization...........................................          12,245           10,524
                                                                                      --------          -------
            Total operating expenses..........................................         103,115           81,978
                                                                                      --------          -------
Operating income..............................................................          30,233           17,106
Other income (expense):
      Interest expense, net...................................................         (12,359)          (8,827)
        Other income (expense), net...........................................           3,716              (15)
                                                                                      --------          -------
Income before income taxes and minority interest..............................          21,590            8,264
Provision for income taxes....................................................           8,319              494
Minority interest in  losses (earnings) of subsidiary.........................            (363)             379
                                                                                      --------          -------
Net income....................................................................        $ 12,908          $ 8,149
                                                                                      ========          =======
Earnings per share:
      Basic and Diluted.......................................................        $   0.38          $  0.24
                                                                                      ========          =======
Weighted average shares outstanding:
      Basic...................................................................          33,630           33,494
      Diluted.................................................................          34,321           34,486

 The accompanying notes to financial statements are an integral part of these consolidated statements.

                                ADVANSTAR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands - Unaudited)


                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                       2000               1999
                                                                                    ---------------------------
OPERATING ACTIVITIES
 Net income...................................................................      $12,908            $  8,149
 Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization...........................................       12,245              10,524
      Non-cash interest.......................................................          299                 266
      Non-cash stock option compensation......................................          111               2,997
      Loss on sales of assets and other.......................................          863                 396
      Gain on sale of investments.............................................       (3,662)                  -
      Changes in operating assets and liabilities.............................       (7,835)            (12,603)
                                                                                    -------            --------
         Net cash provided by operating activities............................       14,929               9,729
                                                                                    -------            --------
INVESTING ACTIVITIES
  Additions to property, plant and equipment..................................       (4,180)               (791)
  Change in notes receivable..................................................          (87)                102
  Acquisition of publications and trade shows, net............................       (7,803)             (2,621)
  Additions to intangible assets..............................................         (868)                  -
  Proceeds from sale of investments and other assets..........................        5,705                  13
                                                                                    -------            --------
       Net cash used in investing activities..................................       (7,233)             (3,297)
                                                                                    -------            --------
FINANCING ACTIVITIES
  Net payments on revolving credit loan.......................................           --              (7,000)
  Payments on long-term debt..................................................       (1,975)               (885)
                                                                                    -------            --------
         Net cash used in  financing activities...............................       (1,975)             (7,885)
                                                                                    -------            --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.......................................          (87)                367
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................        5,634              (1,086)
CASH AND CASH EQUIVALENTS, beginning of period................................       11,237              14,016
                                                                                    -------            --------
CASH AND CASH EQUIVALENTS, end of period......................................      $16,871            $ 12,930
                                                                                    =======            ========

 The accompanying notes to financial statements are an integral part of these consolidated statements.

                                ADVANSTAR, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by Advanstar, Inc. (the Company) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Although management believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes, included in the Company's Form 10-K for the year ended December 31, 1999. The results of operations for the three month period ended March 31, 2000, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2000.

2. Recently Issued Accounting Standards

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and hedging Activities," as amended, is effective for fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

3. Investments

     As part of an agreement with PurchasePro.com, Inc., a developer and operator of web-based e-commerce solutions, to provide business-to-business electronic commerce services, Advanstar IH, Inc., a wholly owned subsidiary of the Company, received stock purchase warrants to purchase 525,000 shares of PurchasePro.com, Inc. common stock at an exercise price of $37.58 per share, to expire in May 2000. The Company has classified these warrants as available for sale under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In January 2000, Advanstar IH, Inc. exercised 141,000 warrants and subsequently sold the common stock received upon exercise for proceeds of $5.7 million. A gain of $3.7 million was recorded on the sale and is included in other income in the consolidated financial statements as of March 31, 2000. The remaining 384,000 warrants have been recorded at their fair value on March 31, 2000 as estimated using the Black-Scholes option pricing model using quoted market prices, resulting in an unrealized gain of $2.4 million, net of applicable taxes, reported in other comprehensive income.

4. Acquisitions

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

     On January 7, 2000, the Company acquired the Documents, Messaging and Security (DMS) tradeshow and Info 21 magazine from Gruppe 21 Informations-GmbH for approximately $7.8 million in cash and assumed liabilities.

     The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of the acquisitions. The excess of the purchase price over the fair value of the assets acquired and

                                ADVANSTAR, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

liabilities assumed has been recorded as goodwill. Certain of the liabilities assumed have been recorded based upon preliminary estimates as of the dates of acquisition. The Company does not believe the final allocation of purchase price will be materially different from preliminary allocations. Any changes to the preliminary estimates will be reflected as an adjustment to goodwill. Results of operations for these acquisitions have been included in the accompanying consolidated financial statements since their respective dates of acquisition.

     The following are unaudited pro forma operating results as if the acquisitions had taken place at January 1, 1999 (in thousands, except per share amounts):

                                                        Three months ended
                                                        ------------------
                                                             March 31,
                                                             ---------
                                                         2000         1999
                                                         ----         ----
                                                      (in thousands, except per
                                                              share data)

    Total revenues.................................    $133,348      $117,195
    Operating income...............................      30,233        21,925
    Net income.....................................      12,908        10,382
    Earnings per share diluted.....................    $   0.38      $   0.30

5. Earnings Per Share

     Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share".

     The following table is a reconciliation of the earnings numerator and the weighted-average shares denominator used in the calculations of basic and diluted earnings per share (in thousands, except per share amounts):

                                                             Three months ended
                                                                   March 31,

                                                              2000         1999
                                                              ----         ----

   Net income
        Basic and diluted earnings per share...............   $12,908    $ 8,149
   Weighted Average Shares
        Basic..............................................    33,630     33,494
        Adjustments for dilutive securities:
              Employee stock options.......................       691        992
                                                              -------    -------
        Diluted............................................    34,321     34,486
                                                              =======    =======
   Earnings per share, basic and diluted...................   $  0.38    $  0.24
                                                              =======    =======

                                ADVANSTAR, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

6. Debt

    Long-term debt consists of the following:

                                                                                        March 31,      December 31,
                                                                                          2000            1999
                                                                                        ---------      -----------
                                                                                              (in thousands)
   Tranche A term loan, interest at LIBOR plus 2.25%, 8.38% at March 31, 2000
          due October 31, 2003......................................................     $ 88,235      $  90,210
   Tranche B term loan, interest at LIBOR plus 2.50%, 8.63% at March 31, 2000
          due April 30, 2005........................................................      147,223        147,223
   Tranche C term loan, Interest at LIBOR plus 3.00%, 9.13% at March 31, 2000
          due June 30, 2007.........................................................      136,043        136,043
   Senior subordinated notes at 9.25%, due May 31, 2008, Net of discount............      149,687        149,678
                                                                                         --------      ---------
                                                                                          521,188        523,154
   Less--Current maturities.........................................................      (16,176)       (13,740)
                                                                                         --------      ---------
                                                                                         $505,012      $ 509,414
                                                                                         ========      =========

     The Amended Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. The Company was in compliance with all covenants as of March 31, 2000.

     Certain financial covenants under the senior subordinated notes (the Notes) issued by Advanstar Communications Inc. (Communications), a wholly-owned subsidiary of the Company, include a maximum leverage ratio, a minimum fixed charge coverage ratio, limitations on certain asset dispositions, dividends and other restricted payments. The Company was in compliance with all covenants as of March 31, 2000.


7. Comprehensive Income

    The table below presents comprehensive income, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders.

                                                                                           Three months ended
                                                                                                 March 31,
                                                                                          --------------------
                                                                                             2000        1999
                                                                                             ----        ----
                                                                                              (in thousands)
    Net income (loss)...............................................................      $ 12,908      $ 8,149
    Change in cumulative translation adjustment, net of tax.........................          (938)      (3,378)
    Change in unrealized gains on securities arising during the period, net of tax..       (23,703)          --
    Less reclassification adjustment for gains included in net income, net of tax...        (2,318)          --
                                                                                          --------      -------
    Comprehensive income (loss).....................................................      $(14,051)     $ 4,771
                                                                                          ========      =======

                                ADVANSTAR, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

8.   Segment Information

                                                   Trade Shows                           Corporate
                                                       and         Trade      Marketing     and
                                                   Conferences  Publications  Services     Other       Totals
                                                   -----------  ------------  ---------  ---------   -----------
                                                                          (in thousands)
     Three months ended March 31, 2000
     Revenues....................................     $ 93,629      $ 34,974     $4,294    $   451      $133,348
     Gross profit................................       47,045         7,250      1,665       (341)       55,619
     Segment assets..............................      475,403       230,485      2,310     86,882       795,080
     Three months ended March 31, 1999
     Revenues....................................       61,573        33,272      4,084        155        99,084
     Gross profit................................       32,247         6,872      1,630         10        40,759
     Segment assets..............................      348,187       242,228      2,133     50,790       643,338

     The reconciliation of total segment gross profit to consolidated pre-tax income for the three months ended March 31, 2000 and 1999 is as follows:

                                                                 March 31,      March 31,
                                                                   2000           1999
                                                                 --------       --------
                                                                     (in thousands)
        Total segment gross profit............................   $ 55,619       $ 40,759
        General and administrative expense....................    (13,141)       (13,129)
        Depreciation and amortization.........................    (12,245)       (10,524)
        Other expense.........................................     (8,643)        (8,842)
                                                                 --------       --------
        Consolidated income before minority
               interest and taxes.............................   $ 21,590       $  8,264
                                                                 ========       ========

9.   Supplemental Guarantor Condensed Consolidating Financial Statements

   Basis of presentation

      The Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by the Company and the wholly-owned domestic subsidiaries of Communications. With the exception of Advanstar IH, Inc., Communications is the only direct subsidiary of the Company. Both Advanstar IH, Inc. and Communications are wholly-owned by the Company. Advanstar IH, Inc., a non-guarantor, was created for the purpose of operating and developing the Company's internet business. The subsidiary guarantors are Mens Apparel Guild In California, Inc. (MAGIC); and Applied Business TeleCommunications, Inc. (ABC). Communications, the subsidiary guarantors and the non-guarantor subsidiaries comprise all of the direct and indirect subsidiaries of the Company. The condensed consolidated financial statements of the guarantors are presented below and should be read in connection with the consolidated financial statements of the Company. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the Company believes the condensed consolidated financial statements presented are more meaningful in understanding the financial position of the guarantors and management has determined that such information is not material to investors.

      There are no significant restrictions on the ability of the subsidiary guarantors to make distributions to the Company.

                                ADVANSTAR, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               At March 31, 2000
                          (in thousands - Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               Non-
                                               Communica-                       Guarantor    Guarantor                 Consolidated
                                               ----------
                                     Company      tions     Magic      ABC    Subsidiaries Subsidiaries  Eliminations       Total
                                     -------      -----    --------  -------- ------------ ------------  ------------  ------------
-----------------------------------------------------------------------------------------------------------------------------------
                ASSETS
Current assets:
 Cash and cash equivalents.......... $     --  $    5,931  $     39  $     --     $     39     $ 10,901     $      --    $   16,871
 Investments........................       --          --        --        --                     9,321            --         9,321
 Accounts receivable, net...........       --      26,217       764        55          819        5,129            --        32,165
 Prepaid expenses...................       --       7,257     2,983       235        3,218        3,370            --        13,845
 Intercompany receivable (payable)..      180     (73,675)   83,061     1,081       84,142      (10,467)         (180)           --
 Other..............................       --       1,762        --        --           --          252            --         2,014
                                     --------  ----------  --------  --------     --------     --------     ---------    ----------
  Total current assets..............      180     (32,508)   86,847     1,371       88,218       18,506          (180)       74,216
                                     --------  ----------  --------  --------     --------     --------     ---------    ----------
Deferred taxes......................       --      16,442        --        --           --           --            --        16,442
Property, plant and equipment, net..       --      20,755       764        20          784        1,657            --        23,196
Investment in subsidiaries..........  150,128     328,572        --        --           --       (1,564)     (477,136)           --
Net intangible assets, net..........       --     416,338   195,658    16,761      212,419       52,469                     681,226
                                     --------  ----------  --------  --------     --------     --------     ---------    ----------
                                     $150,308  $  749,599  $283,269  $ 18,152     $301,421     $ 71,068     $(477,316)   $  795,080
                                     ========  ==========  ========  ========     ========     ========     =========    ==========

           LIABILITIES AND
        STOCKHOLDER'S EQUITY
Current liabilities:
 Current portion of long-term debt.. $     --  $   16,176  $     --  $     --     $     --     $     --     $      --    $   16,176
 Accounts payable...................      124      21,380     2,200       246        2,446        6,472          (124)       30,298
 Deferred revenue...................       --      17,998    10,381     2,256       12,637       11,175            --        41,810
 Accrued liabilities................       56      18,930    10,477        --       10,477        4,323           (56)       33,730
                                     --------  ----------  --------  --------     --------     --------     ---------    ----------
  Total current liabilities.........      180      74,484    23,058     2,502       25,560       21,970          (180)      122,014
                                     --------  ----------  --------  --------     --------     --------     ---------    ----------
Long term debt, net of current
    maturities......................       --     505,012        --        --           --           --            --       505,012
Other long term liabilities.........       --       6,537        --        --           --           --            --         6,537
Minority interest...................       --      15,524        --        --           --           --            --        15,524
Stockholder interest
 Common stock.......................      336          10         1         2            3          436          (449)          336
 Capital in excess of par value.....  186,656     186,992   220,627    15,739      236,366       58,466      (481,824)      186,656
 Retained earnings (deficit)........  (36,864)    (38,961)   39,583       (91)      39,492       (5,668)        5,137       (36,864)
 Accumulated other comprehensive
    income..........................       --           1        --        --           --       (4,136)           --        (4,135)
                                     --------  ----------  --------  --------     --------     --------     ---------    ----------
  Total  stockholder's equity.......  150,128     148,042   260,211    15,650      275,861       49,098      (477,136)      145,993
                                     --------  ----------  --------  --------     --------     --------     ---------    ----------
                                     $150,308  $  749,599  $283,269  $ 18,152     $301,421     $ 71,068     $(477,316)   $  795,080
                                     ========  ==========  ========  ========     ========     ========     =========    ==========
-----------------------------------------------------------------------------------------------------------------------------------

                                ADVANSTAR, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       Three Months Ended March 31, 2000
                          (in thousands - Unaudited)

                                                                                               Non-
                                               Communica-                       Guarantor    Guarantor                 Consolidated
                                               ----------
                                     Company      tions     Magic      ABC    Subsidiaries Subsidiaries  Eliminations     Total
                                     -------      -----    --------  -------- ------------ ------------  ------------  ------------

Net revenue......................... $     --  $   85,878  $ 29,833  $  1,042     $ 30,875     $ 16,595      $     --      $133,348
                                     --------  ----------  --------  --------     --------     --------      --------      --------
Operating expenses:
 Cost of sales and selling, editorial
  And circulation...................       --      56,064     8,188     1,197        9,385       12,280            --        77,729
 General and administrative.........       --       9,642       193        --          193        3,306            --        13,141
 Depreciation and amortization......       --       8,165     3,000       225        3,225          855            --        12,245
                                     --------  ----------  --------  --------     --------     --------      --------      --------
  Total operating expenses..........       --      73,871    11,381     1,422       12,803       16,441            --       103,115
                                     --------  ----------  --------  --------     --------     --------      --------      --------

Operating income (loss).............       --      12,007    18,452      (380)      18,072          154            --        30,233
Other income (expense):
 Interest income (expense), net.....       --     (12,016)       --        --           --         (343)           --       (12,359)
 Other income (expense), net........       --       1,075        --        --           --        2,641            --         3,716
                                     --------  ----------  --------  --------     --------     --------      --------      --------
Income (loss) before income taxes...       --       1,066    18,452      (380)      18,072        2,452            --        21,590
Provision (benefit) for income tax..       --         555     7,700       (30)       7,670           94            --         8,319
Minority interest in earnings.......       --        (363)       --        --           --           --            --          (363)
Equity in earnings of subsidiaries..   12,908      10,663        --        --           --       (1,564)      (22,007)           --
                                     --------  ----------  --------  --------     --------     --------      --------      --------
Net income (loss)................... $ 12,908  $   10,811  $ 10,752  $   (350)    $ 10,402     $    794      $(22,007)     $ 12,908
                                     ========  ==========  ========  ========     ========     ========      ========      ========

                                ADVANSTAR, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       Three Months Ended March 31, 2000
                          (in thousands - Unaudited)

                                                                                                     Guarantor    Non-Guarantor
                                                    Company   Communications     Magic      ABC    Subsidiaries    Subsidiaries
                                                   ---------  ---------------  ---------  -------  -------------  --------------
Operating Activities:
 Net income (loss)...............................  $ 12,908         $ 10,811   $ 10,752    $(350)      $ 10,402         $   794
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Undistributed earnings of subsidiaries.........   (12,908)         (10,663)        --       --             --           1,564
  Depreciation and amortization..................        --            8,165      3,000      225          3,225             855
  Non cash Items.................................        --            1,273         --       --             --          (3,662)
  Change in working capital items................        --           10,730    (13,592)     125        (13,467)         (5,098)
                                                   --------         --------   --------   ------       --------         -------
  Net cash provided by (used in)
  operating activities...........................        --           20,316        160       --            160          (5,547)
                                                   --------         --------   --------   ------       --------         -------
Investment Activities:
 Investment in subsidiaries......................        --          (13,630)        --       --             --              --
 Additions to property, plant and
  equipment, net.................................        --           (3,713)      (154)      --           (154)           (296)
 Acquisitions of publications and
  trade shows and other..........................        --             (679)        --       --             --          (8,079)
 Proceeds from sale of investments...............        --               --         --       --             --           5,688
                                                   --------         --------   --------   ------       --------         -------
  Net cash provided by (used in)
  investing activities...........................        --          (18,022)      (154)      --           (154)         (2,687)
                                                   --------         --------   --------   ------       --------         -------
Financing Activities:
 Proceeds from sale of common
  stock and capital contributions................        --               --         --       --             --          13,630
 Borrowings of long-term debt, net...............        --           (1,975)        --       --             --              --
                                                   --------         --------   --------   ------       --------         -------
  Net cash provided by (used in)
  financing activities...........................        --           (1,975)        --       --             --          13,630
                                                   --------         --------   --------   ------       --------         -------
EFFECT OF EXCHANGE RATE ON CASH..................        --               --         --       --             --             (87)
NET INCREASE IN CASH AND CASH EQUIVALENTS:.......        --              319          6       --              6           5,309
CASH AND CASH EQUIVALENTS,
 beginning of period:............................        --            5,612         33       --             33           5,592
                                                   --------         --------   --------   ------       --------         -------
CASH AND CASH EQUIVALENTS,
 end of period:..................................  $     --         $  5,931   $     39   $   --       $     39         $10,901
                                                   ========         ========   ========   ======       ========         =======

                                                                  Consolidated
                                                   Eliminations       Total
                                                   -------------  -------------
Operating Activities:
 Net income (loss)...............................      $(22,007)       $12,908
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Undistributed earnings of subsidiaries.........        22,007             --
  Depreciation and amortization..................            --         12,245
  Non cash Items.................................            --         (2,389)
  Change in working capital items................            --         (7,835)
                                                   ------------        -------
  Net cash provided by (used in)
  operating activities...........................            --         14,929
                                                   ------------        -------
Investment Activities:
 Investment in subsidiaries......................        13,630             --
 Additions to property, plant and
  equipment, net.................................            --         (4,163)
 Acquisitions of publications and
  trade shows and other..........................            --         (8,758)
 Proceeds from sale of investments...............            --          5,688
                                                   ------------        -------
  Net cash provided by (used in)
  investing activities...........................        13,630         (7,233)
                                                   ------------        -------
Financing Activities:
 Proceeds from sale of common
  stock and capital contributions................       (13,630)            --
 Borrowings of long-term debt, net...............            --         (1,975)
                                                   ------------        -------
  Net cash provided by (used in)
  financing activities...........................       (13,630)        (1,975)
                                                   ------------        -------
EFFECT OF EXCHANGE RATE ON CASH..................            --            (87)
NET INCREASE IN CASH AND CASH EQUIVALENTS:.......            --          5,634
CASH AND CASH EQUIVALENTS,
 beginning of period:............................            --         11,237
                                                   ------------        -------
CASH AND CASH EQUIVALENTS,
 end of period:..................................  $         --        $16,871
                                                   ============        =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

     This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements, including statements about plans and objectives of management and market growth and opportunity. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. Important cautionary statements and risk factors that would affect actual results are discussed in Advanstar's periodic reports and registration statements filed with the Securities and Exchange Commission, including those under the caption entitled "Factors That May Affect Future Results" in Advanstar's Annual Report on Form 10-K files with the Securities and Exchange Commission on March 30, 2000.

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

     Trade shows and conferences accounted for 70.2% and 62.1% of total revenue for the three months ended March 31, 2000 and 1999, respectively. Publications accounted for 26.2% and 33.6% of total revenue for the three months ended March 31, 2000 and 1999, respectively. Marketing services accounted for 3.6% and 4.3% of total revenue for the three months ended March 31, 2000 and 1999, respectively. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC trade shows and our other large trade shows and conferences. Because trade shows and conferences revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

     In late 1999, we began a development and launch program to extend our market communities to the online environment of the Internet and deepen our involvement in the commercial transactions within these communities. This development program includes strategic alliances with developers of Web-based e-commerce software and operators of Web community and exchange sites. In 2000 we incorporated a wholly-owned subsidiary, Advanstar IH, Inc. and its wholly-owned subsidiary, Advanstar.com Inc. to operate our internet business. We anticipate development of the first market communities will be completed during 2000.

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

Components of Expenses

     Trade shows and conferences. Costs incurred by the trade shows and conferences segment include facility rent, outsourced services such as registration, security and decorator, and attendee and exhibitor promotion. Exhibitors generally contract directly with third parties for on-site services such as electrical, booth set-up and drayage. Staff salaries and related payroll expenses are treated as monthly period expenses. All other direct costs are expensed in the month the event occurs. General and administrative costs are not allocated to the segments. Our trade shows normally contract for event venue space one to two years in advance of the given events. We currently are contracted with our venue for facility rent for MAGIC, our largest trade show, through the fall 2005 event.

     Publications. Costs incurred by the publications segment include printing, paper and postage; selling and promotion; editorial and prepress; and circulation acquisition and fulfillment. Additionally, publisher, sales, production, editorial and circulation staff costs, with related payroll taxes and benefits, are charged to the publications. We outsource the actual printing of our publications. General and administrative costs are not allocated to the segments.

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

     We define "EBITDA" as operating income plus amortization and depreciation. EBITDA does not represent, and should not be considered to be, an alternative to net income or cash flow from operations as determined in accordance with GAAP, and our calculation thereof may not be comparable to that reported by other companies. We believe that EBITDA provides useful information regarding our ability to service and/or incur indebtedness and is used by many other companies. Our key financial covenants under our existing credit facility, which impact the amount of indebtedness we are permitted to incur, are based, in part, on our EBITDA. EBITDA does not take into account our working capital requirements, debt service requirements and other commitments. Accordingly, EBITDA is not necessarily indicative of amounts that may be available to us for discretionary uses.

     To calculate EBITDA for the three months ended March 31, 2000 and 1999, we adjusted operating income by $(0.9) million and $0.2 million, respectively, to reflect minority interest.

                                                                              Three Months Ended
                                                                                   March 31,
                                                                               2000           1999
                                                                             --------        -------
                                                                                  (in thousands)
Net revenue:
  Trade shows and conferences......................................          $ 93,629        $61,573
  Publications.....................................................            34,974         33,272
  Marketing services and other.....................................             4,745          4,239
                                                                             --------        -------
     Total net revenues............................................           133,348         99,084
Production, selling and other direct expenses:
  Trade shows and conferences......................................            46,584         29,326
  Publications.....................................................            27,724         26,400
  Marketing services and other.....................................             3,421          2,599
                                                                             --------        -------
     Total production, selling and other direct expenses...........            77,729         58,325
General and administrative expenses................................            14,350         11,000
Non-cash stock option compensation.................................               111          2,997
Amortization.......................................................            10,925          9,656
                                                                             --------        -------
     Operating income..............................................            30,233         17,106
Other income (expense):
  Interest expense (net)...........................................           (12,359)        (8,827)
  Other income (expense)...........................................             3,353            364
Provision (benefit) for income taxes...............................             8,319            494
                                                                             --------        -------
Net income (loss)..................................................          $ 12,908        $ 8,149
                                                                             ========        =======

EBITDA.............................................................          $ 41,595        $27,807

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

Revenue

     Revenue increased $34.2 million or 34.6% from $99.1 million for the quarter ended March 31, 1999 to $133.3 million for the comparable period in 2000.

     Revenue from trade shows and conferences increased $32.0 million or 52.1% from $61.6 million in the first quarter of 1999 to $93.6 million for the first quarter of 2000. Of this increase, $12.6 million was due to the full year effect of acquisitions completed in 1999, and $12.9 million was caused by the movement of events from one quarter to another. Major acquisitions in 1999 include Larkin and Art Miami among others. In addition to acquisitions and the movement of events, the first quarter of 2000 was impacted by a number of events that were either discontinued or sold in 1999 and 2000. Revenue from these properties in the first quarter of 1999 was $1.6 million for which there was no comparable revenue in 2000. Adjusting for these items, total revenue from trade shows and conferences grew by $8.1 million or 14.1% during the first quarter of 2000.

     Revenue from publications increased $1.7 million or 5.1% from $33.3 million in the first quarter of 1999 to $35.0 million for the comparable period in 2000. Of this increase, $0.8 million was due to the full year effect of acquisitions completed in 1999. In addition to acquisitions, the first quarter of 2000 was impacted by the discontinuation of a small number of publications in 1999 and 2000. Revenue from these properties in the first quarter of 1999 was $1.3 million for which there was no comparable revenue in 2000. Adjusting for these items, total revenue grew by $2.2 million or 6.8% during the first three months of 2000. Our publishing properties operate in many different markets and industries which are subject to economic conditions prevalent in those industries. Accordingly, publishing properties' advertising pages and revenues may fluctuate in connection with the markets in which they operate.

     Revenue from marketing services increased $0.5 million or 11.9% from $4.2 million for the first quarter of 1999 to $4.7 million for first quarter of 2000. Growth in revenue from list rentals, reprints and directories was primarily responsible for the increase.

Production, Selling and Other Direct Expenses

     Production, selling and other direct expenses increased $19.4 million or 33.3% from $58.3 million for the first quarter of 1999 to $77.7 million for the first quarter of 2000.

     Expenses of trade shows and conferences increased $17.3 million or 58.8% from $29.3 million for the first quarter of 1999 to $46.6 million for the comparable period in 2000. This increase was primarily due to increases in operations, promotion and management costs associated with our acquisitions as well as costs attributable to growth in existing events. These increases were offset by costs associated with the movement of events between quarters and discontinued events.

     Publications production, selling and other direct expenses increased $1.3 million or 5.0% from $26.4 million for the first quarter of 1999 to $27.7 million for the first quarter of 2000. This increase was primarily attributable to direct costs related to acquisitions as well as selected investments and product development in certain of our publications.

     Marketing services production, selling and other direct expenses increased $0.8 million or 31.6% from 2.6 million for the first quarter of 1999 to $3.4 million for the first quarter of 2000. This increase was primarily due to increased selling expenses incurred as a result of our efforts to market these products as well as increased costs of production as a result of the growth in those respective product lines.

General and Administrative Expenses

     General and administrative expenses before non-cash stock option compensation charges increased $3.4 million or 30.5% from $11.0 million for the three months ended March 31, 1999 to $14.4 million for the three months ended March 31, 2000. Of this increase, approximately $1.7 million is related to the development of our internet management infrastructure and Web-based e-commerce communities. We also completed five acquisitions during or after the quarter ended March 31, 1999. As we integrated these acquisitions into our existing structure we incurred additional overheads necessary to support the acquired business. The balance of the increase was due to continued implementation of the Company's market focused cluster management structure; increases in central services groups such as finance, legal and human resources in line with the Company's growth in scale and complexity; development and expansion of our information technology infrastructure; and office expansions in several locations due to our growth. These were partially offset by a $2.9 million reduction in non-cash stock option compensation expense.

Amortization

     Amortization expense increased $1.2 million from $9.7 million for the three months ended March 31, 1999 to $10.9 million for the three months ended March 31, 2000 primarily due to increased amortization of intangible assets related to the acquisitions.

Other Income

     Other income increased $3.0 million from $0.4 million for the three months ended March 31, 1999 to $3.4 million for the three months ended March 31, 2000. This increase was primarily due to the recognition of a gain of $3.7 million on the sale of a portion of the PurchasePro warrants.

Operating Income

     Operating income increased $13.1 million or 76.7% from $17.1 million for the three months ended March 31, 1999 to $30.2 million for the three months ended March 31, 2000. The increase was due to revenue growth across our segments partially offset by increased costs attributable to our acquisitions and investments in the Company's infrastructure, as described above.

Interest Expense

     Net interest expense increased $3.6 million or 40.0% from $8.8 million for the three months ended March 31, 1999 to $12.4 million for the three months ended March 31, 2000 due to the additional indebtedness necessary to fund acquisitions and an aggregate increase in interest rates of approximately 0.7%. In July 1999, we obtained an additional $138.0 million in term debt financing that was used to fund the Larkin and other acquisitions during the year.

Income Taxes

     Provision for income taxes increased $7.8 million from $0.5 million for the three months ended March 31, 1999 to $8.3 million for the three months ended March 31, 2000. This increase was primarily due to the utilization in 1999 of a significant portion of the Company's net operating loss carryforward and an increase in taxable earnings.

Net Income

     Net income increased $4.8 million or 58.4% from $8.1 million for the three months ended March 31, 1999 to $12.9 million for the three months ended March 31, 2000 due to the improvements in operating results described above.

EBITDA

     EBITDA increased $13.8 million or 49.6% from $27.8 million for the three months ended March 31, 1999 to $41.6 million for the three months ended March 31, 2000. The increase was due to the increase in our revenue, operating performance and other changes as described above.


Liquidity and Capital Resources

     Historically, our financing requirements have primarily been funded through cash generated by operating activities and the use of our revolving credit facility. Financing for certain larger acquisitions has been funded through expansion of our senior term loan borrowings and, in 1998, the issuance of $150.0 million of the Senior Subordinated Notes.

     Cash flows from operating activities. Net cash provided by operations in the first quarter of 2000 increased $5.2 million, or 53.4%, from $9.7 million in 1999 to $14.9 million in the first quarter of 2000. The increase was due primarily to an increase in earnings of $4.8 million, additional depreciation and amortization of $1.7 million and a decrease in working capital items of $4.8 million. A gain on the sale of investments of $3.7 million and a reduction of non-cash stock compensation expense served to offset the cash flows described above.

     Cash flows used in investing activities. Net cash used in investing activities increased $3.9 million from $3.3 million in 1999 to $7.2 million for the first three months of 2000. The increase is primarily due to an increase in acquisition activity and capital expenditures as discussed below. During the quarter ended March 31, 2000 we acquired the Documents, Messaging and Security tradeshow and Info 21 magazine from Gruppe 21 Informations-GmbH for approximately $7.8 million in cash and assumed liabilities. These outlays were partially offset by proceeds of $5.7 million from the sale of investments obtained from the Company exercising 141,000 of its 525,000 stock purchase warrants received in connection with its agreement with PurchasePro.com, Inc.

     Cash flows used in financing activities. Net cash used in financing activities decreased $5.9 million from $7.9 million for the first three months of 1999 to $2.0 million for the first three months of 2000. This decrease was principally due to repayments on our revolving line of credit in 1999.

     Capital expenditures. Capital expenditures increased $3.4 million from $0.8 million for the first three months of 1999 to $4.2 million for the first three months of 2000. The increase was due primarily to the consolidation of multiple office locations in New York into a single office location and other strategic investments. Capital expenditures have been financed by our cash flows from operations.

     We expect that our primary source of liquidity will be cash flow from operations. We also have a $60.0 million revolving line of credit available for funding capital expenditures, working capital needs, acquisitions, or for other general corporate purposes. As of March 31, 2000, we had $60.0 million of availability under the revolving credit facility. We generally operate with negative working capital, excluding cash and current maturities of long-term debt, due to the impact of deferred revenue from expositions, which are billed and collected as deposits up to one year in advance of the respective trade show. Consequently, our existing operations are expected to maintain very low or negative working capital balances. We believe that we have sufficient capital resources for ongoing operations requirements. For our long-term capital requirements beyond December 31, 2001, we will continue to rely on operating cash flows and believe that we will be able to access capital markets. We make no assurance that we will have access to these markets or will be able to negotiate terms favorable to us.

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

     We believe that cash flow from operations and borrowings under the revolving credit facility will provide adequate funds for our working capital needs, including the development of our Web-based e-commerce activities, planned capital expenditures, debt service obligations (including our Notes) and other needs. We believe such liquidity will also enable us to make selective acquisitions to the extent of available free cash flow and remaining availability under our revolving credit facility. There can be no assurance that our business will generate sufficient revenue growth, or that future borrowings will be available to enable us to service our indebtedness or to fund our other liquidity needs.


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

  Interest. We rely significantly on long-term floating rate and fixed rate debt in our capital structure. At March 31, 2000, our debt totaled $521.2 million of which $263.8 million was either fixed rate debt or covered by interest rate cap agreements limiting our interest rate exposure at 10.25% - 11.5%.

     At March 31, 2000, we had fixed rate debt of $150.0 million and floating rate debt of $371.2 million. Holding other variables constant (such as debt levels) a one percentage point decrease in interest rates would have a net increase in the fair market value of the fixed rate debt of approximately $9.0 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be a reduction of $3.7 million, holding other variables constant and excluding the impact of our interest rate cap agreements.

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

  A portion of our assets are based in our foreign locations and are translated into U. S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected other comprehensive income. Accordingly, our consolidated stockholder's equity will fluctuate depending upon the weakening or strengthening of the U S dollar against the respective foreign currency.

  Our strategy for management of currency risk relies primarily upon conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. At March 31, 2000 there were open foreign exchange derivative contracts with a notional amount totaling $20.0 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $0.6 million. Actual results may differ. There were no material forward exchange contracts outstanding at March 31, 1999.

PART II        Other Information


Item 4.        Submissions of Matters to a Vote of Security Holders.
               None

Item 6.        Exhibits and Reports filed on Form 8-K

Item 6(a).     Exhibits

               27 Financial Data Schedule for the three months ended March 31, 2000.

               99.1 Press Release dated April 27, 2000.

Item 6(b).     Reports on Form 8-K

               Advanstar filed no reports on Form 8-K during the quarter ended March 31, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Advanstar, Inc.


                                        By:   /s/ David w. montgomery

Date: May 15, 2000

                                                  David W. Montgomery
                                             Vice President - Finance and
                                                Chief Financial Officer
                                                (Authorized Officer and
                                              Principal Financial Officer)

                                Advanstar, Inc.
                                 Exhibit Index

Exhibit No.

27             Financial Data Schedule for the three months ended March 31,
               2000.

99.1           Press Release Dated April 27, 2000.