Form 10-Q
period 2000-06-30
ADVANSTAR INC
filed 2000-08-14
CIK 1064243

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         -----------------------------

                                   FORM 10-Q


(Mark One)
X Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the Quarterly Period Ended: June 30, 2000


                       Commission File Number: 333-57201

                                Advanstar, Inc.
            (Exact name of registrant as specified in its charter)


                                   Delaware
                        (State or other jurisdiction of
                        incorporation or organization)

                                  94-3243499
                               (I.R.S. Employer
                              Identification No.)


                  545 Boylston Street, Boston, Massachusetts
                   (Address of principal executive offices)

                                     02116
                                  (Zip Code)

      Registrant's telephone number, including area code: (617) 267-6500

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No _______
                                              -------

As of August 14, 2000, 33,630,000 shares of the Registrant's common stock were outstanding.

PART I          Financial Information
                                                                                                Page in this
Item 1.  Financial Statements:                                                                    Quarterly
                                                                                                    Report
                                                                                                    ------
              Condensed Consolidated Balance Sheets at  June 30, 2000 (unaudited)
                and December 31, 1999..........................................................       2

              Condensed Consolidated Statements of Operations (unaudited) for the three
                months ended June 30, 2000 and 1999............................................       3

              Condensed Consolidated Statements of Operations (unaudited) for the six
                months ended June 30, 2000 and 1999............................................       4

              Condensed Consolidated Statements of Cash Flows (unaudited) for the
                three months ended June 30, 2000 and 1999......................................       5

              Condensed Consolidated Statements of Cash Flows (unaudited) for the
                six months ended June 30, 2000 and 1999........................................       6

              Notes to Condensed Consolidated Financial Statements (unaudited).................       7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations............................................................................       17

PART II         Other Information

Item 4.       Submissions of Matters to a Vote of Security Holders.............................       26

Item 6(a).    Exhibits.........................................................................       26

Item 6(b).    Reports on Form 8-K..............................................................       26

              Signature........................................................................       27

              Exhibit Index....................................................................       28

              Exhibits.........................................................................

                                ADVANSTAR, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                              June 30,      December 31,
                                                                                                2000            1999
                                                                                              --------        --------
                                      ASSETS                                                 (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents............................................................       $ 12,629        $ 11,237
  Investments..........................................................................          8,072          52,456
  Accounts receivable, net.............................................................         36,724          29,447
  Prepaid expenses.....................................................................         17,972          15,380
  Other................................................................................          1,652           2,220
                                                                                              --------        --------
     Total current assets..............................................................         77,049         110,740
                                                                                              --------        --------

DEFERRED INCOME TAXES..................................................................         16,442          16,442
PROPERTY, PLANT AND EQUIPMENT, net.....................................................         25,728          20,866
GOODWILL AND INTANGIBLE ASSETS, net....................................................        669,359         684,547
                                                                                              --------        --------
     Total Assets......................................................................       $788,578        $832,595
                                                                                              ========        ========


                         LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt.................................................       $ 17,647        $ 13,740
  Accounts payable.....................................................................         25,862          18,691
  Accrued liabilities..................................................................         24,805          39,495
  Deferred revenue.....................................................................         64,227          69,483
                                                                                              --------        --------
     Total current liabilities.........................................................        132,541         141,409
                                                                                              --------        --------
LONG-TERM DEBT, net of current maturities..............................................        503,610         509,414
OTHER LONG-TERM LIABILITIES............................................................          6,418           6,645
MINORITY INTEREST......................................................................         15,872          15,161
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
  Common stock, $.01 par value; 40,000 shares authorized; 33,630 shares
    issued and outstanding at June 30, 2000 and December 31, 1999......................            336             336
  Capital in excess of par.............................................................        186,362         186,578
  Accumulated deficit..................................................................        (51,961)        (49,772)
  Accumulated other comprehensive income (loss)........................................         (4,600)         22,824
                                                                                              --------        --------
     Total stockholder's equity........................................................        130,137         159,966
                                                                                              --------        --------
     Total liabilities and stockholder's equity........................................       $788,578        $832,595
                                                                                              ========        ========

 The accompanying notes are an integral part of these consolidated statements.

                                ADVANSTAR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data - Unaudited)

                                                                                         Three Months Ended
                                                                                               June 30,
                                                                                        2000             1999
                                                                                      --------          --------
Net revenue.........................................................................  $ 74,759          $ 71,090
                                                                                      --------          --------
Operating expenses:
      Costs of production...........................................................    14,058            13,457
      Selling, editorial and circulation............................................    35,038            33,875
      General and administrative....................................................    14,234            11,581
      Depreciation and amortization.................................................    12,739            10,724
                                                                                      --------          --------
            Total operating expenses................................................    76,069            69,637
                                                                                      --------          --------
Operating income (loss).............................................................    (1,310)            1,453
Other income (expense):
      Interest expense, net.........................................................   (12,087)           (8,564)
      Other expense, net............................................................    (2,950)              (79)
                                                                                      --------          --------
Loss before income taxes and minority interest......................................   (16,347)           (7,190)
Provision (benefit) for income taxes................................................    (1,598)              200
Minority interest in earnings of subsidiary.........................................      (348)             (314)
                                                                                      --------          --------
Net loss............................................................................  $(15,097)         $ (7,704)
                                                                                      ========          ========
Earnings per share:
       Basic and Diluted............................................................  $  (0.45)         $  (0.23)
                                                                                      ========          ========
Weighted average shares outstanding:
       Basic and diluted............................................................    33,630           33,630

 The accompanying notes are an integral part of these consolidated statements.

                                ADVANSTAR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data - Unaudited)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                        2000             1999
                                                                                      --------         --------
Net revenue.........................................................................  $208,107         $170,174
                                                                                      --------         --------
Operating expenses:
      Costs of production...........................................................    42,139           33,972
      Selling, editorial and circulation............................................    84,686           71,685
      General and administrative....................................................    27,375           24,710
      Depreciation and amortization.................................................    24,984           21,248
                                                                                      --------         --------
            Total operating expenses................................................   179,184          151,615
                                                                                      --------         --------
Operating income....................................................................    28,923           18,559
Other income (expense):
      Interest expense, net.........................................................   (24,446)         (17,391)
      Other income (expense), net...................................................       766              (94)
                                                                                      --------         --------
Income before income taxes and minority interest....................................     5,243            1,074
Provision for income taxes..........................................................     6,721              694
Minority interest in  losses (earnings) of subsidiary...............................      (711)              65
                                                                                      --------         --------
Net (loss) income...................................................................  $ (2,189)        $    445
                                                                                      ========         ========
Earnings per share:
       Basic and Diluted............................................................  $  (0.07)        $   0.01
                                                                                      ========         ========
Weighted average shares outstanding:
       Basic........................................................................    33,630           33,562
       Diluted......................................................................    33,630           34,525

 The accompanying notes are an integral part of these consolidated statements.

                                ADVANSTAR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands - Unaudited)

                                                                                       Three Months Ended
                                                                                             June 30,
                                                                                     2000                1999
                                                                                   --------            --------
OPERATING ACTIVITIES
 Net loss........................................................................  $(15,097)           $ (7,704)
 Adjustments to reconcile net loss to net cash provided by
  operating activities
  Depreciation and amortization..................................................    12,739              10,724
  Non-cash interest..............................................................       300                 273
  Non-cash stock option compensation.............................................      (294)              1,698
  Loss on sales of assets and other..............................................       348                 402
  Loss on investments............................................................     2,891                  --
  Changes in operating assets and liabilities....................................      (885)             15,865
                                                                                   --------            --------
    Net cash provided by operating activities....................................         2              21,258
                                                                                   --------            --------
INVESTING ACTIVITIES
  Additions to property, plant and equipment.....................................    (4,095)             (2,347)
  Change in notes receivable.....................................................       (16)                  6
  Acquisition of publications and trade shows, net...............................      (625)             (4,217)
  Proceeds from sale of investments and other assets.............................       (17)                  9
                                                                                   --------            --------
    Net cash used in investing activities........................................    (4,753)             (6,549)
                                                                                   --------            --------
FINANCING ACTIVITIES
  Net proceeds (payments) on revolving credit loan...............................     3,000             (12,000)
  Payments on long-term debt.....................................................    (2,941)               (885)
                                                                                   --------            --------
    Net cash provided by (used in) financing activities..........................        59             (12,885)
                                                                                   --------            --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..........................................       450                (224)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................    (4,242)              1,600
CASH AND CASH EQUIVALENTS, beginning of period...................................    16,871              12,930
                                                                                   --------            --------
CASH AND CASH EQUIVALENTS, end of period.........................................  $ 12,629            $ 14,530
                                                                                   ========            ========

 The accompanying notes are an integral part of these consolidated statements.

                                ADVANSTAR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands - Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                     2000                1999
                                                                                   --------            --------
OPERATING ACTIVITIES
 Net (loss) income...............................................................  $ (2,189)           $    445
 Adjustments to reconcile net (loss) income to net cash provided by operating activities
  Depreciation and amortization..................................................    24,984              21,248
  Non-cash interest..............................................................       599                 539
  Non-cash stock option compensation.............................................      (183)              4,695
  Loss on sales of assets and other..............................................     1,211                 798
  Gain on investments............................................................      (771)
  Changes in operating assets and liabilities....................................    (8,720)              3,262
                                                                                   --------            --------
    Net cash provided by operating activities....................................    14,931              30,987
                                                                                   --------            --------
INVESTING ACTIVITIES
  Additions to property, plant and equipment.....................................    (8,275)             (3,138)
  Change in notes receivable.....................................................      (103)                108
  Acquisition of publications and trade shows, net...............................    (9,296)             (6,838)
  Proceeds from sale of investments and other assets.............................     5,688                  22
                                                                                   --------            --------
    Net cash used in investing activities........................................   (11,986)             (9,846)
                                                                                   --------            --------
FINANCING ACTIVITIES
  Net proceeds (payments) on revolving credit loan...............................     3,000             (19,000)
  Payments on long-term debt.....................................................    (4,916)             (1,770)
                                                                                   --------            --------
    Net cash used in financing activities........................................    (1,916)            (20,770)
                                                                                   --------            --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..........................................       363                 143
NET INCREASE IN CASH AND CASH EQUIVALENTS........................................     1,392                 514
CASH AND CASH EQUIVALENTS, beginning of period...................................    11,237              14,016
                                                                                   --------            --------
CASH AND CASH EQUIVALENTS, end of period.........................................  $ 12,629            $ 14,530
                                                                                   ========            ========

 The accompanying notes are an integral part of these consolidated statements.

                                ADVANSTAR, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar, Inc. (the Company) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Although management believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes, included in the Company's Form 10-K for the year ended December 31, 1999. The results of operations for the three and six month periods ended June 30, 2000, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2000.

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

3.   Investments

        As part of an agreement with PurchasePro.com, Inc., a developer and operator of web-based e-commerce solutions, to provide business-to-business electronic commerce services, Advanstar IH, Inc., a wholly owned subsidiary of the Company, received stock purchase warrants to purchase 525,000 shares of PurchasePro.com, Inc. common stock at an exercise price of $37.58 per share, to expire in May 2000. The Company has classified these warrants as available for sale under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In January 2000, Advanstar IH, Inc. exercised 141,000 warrants and subsequently sold the common stock received upon exercise for proceeds of $5.7 million. A gain of $3.7 million was recorded on the sale and is included in other income in the consolidated financial statements.

        On June 1, 2000, the agreement with PurchasePro.com, Inc., as more fully described in the Company's 1999 Form 10-K, was amended. This amendment included revisions to PurchasePro's responsibilities under the agreement, the timing and amount of payments, extending the terms of the remaining 384,000 warrants to December 1, 2000 and adjusting the exercise price to $27.00 per share. As a result of the amendment, the Company recorded a loss of $2.9 million, included in other expense in the consolidated financial statements. At June 30, 2000 the warrants are recorded at their fair value as estimated using the Black-Scholes option pricing model using quoted market prices, resulting in an unrealized gain of $2.6 million, net of applicable taxes, reported in other comprehensive income.

        On March 31, 2000 the Company entered into an on-line ad network agreement and a stock purchase agreement with a third party advertising broker. As part of the stock purchase agreement, Advanstar IH, Inc. received 497,500 shares of common stock which the Company has classified as available for sale under the provisions of SFAS No. 115. The Company has valued these shares on the date of issuance at their fair value of $1.2 million and has recorded this amount as deferred revenue which is being amortized over the contract period. At June 30, 2000, the fair value of the shares remains at $1.2 million.

                                ADVANSTAR, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

        The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of the acquisitions. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. Certain of the liabilities assumed have been recorded based upon preliminary estimates as of the dates of acquisition. The Company does not believe the final allocation of purchase price will be materially different from preliminary allocations. Any changes to the preliminary estimates during the allocation period will be reflected as an adjustment to goodwill. Results of operations for these acquisitions have been included in the accompanying consolidated financial statements since their respective dates of acquisition.

        The following are unaudited pro forma operating results as if the acquisitions had taken place at January 1, 1999 (in thousands, except per share amounts):

                                                          Six months ended
                                                               June 30,
                                                          2000        1999
                                                          ----        ----
     Total revenues.................................    $208,107    $195,873
     Operating income...............................      28,923      24,336
     Net income (loss)..............................      (2,189)      1,041
     Earnings per share, Diluted....................    $  (0.07)   $   0.30


5.   Earnings Per Share

        Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share".

                                ADVANSTAR, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

        The following table is a reconciliation of the earnings numerator and the weighted-average shares denominator used in the calculations of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                    Three Months Ended           Six Months Ended
                                                                         June 30,                    June 30,
                                                                   2000           1999         2000            1999
                                                                 --------       --------     --------        --------
     Net income (loss)
        Basic and diluted...................................     $(15,097)      $ (7,704)     $ (2,189)      $    445
     Weighted Average Shares
        Basic                                                      33,630         33,630        33,630         33,562
        Adjustments for dilutive securities:
           Employee stock options...........................           --             --            --            963
                                                                 --------       --------      --------       --------
        Diluted.............................................       33,630         33,630        33,630         34,525
                                                                 ========       ========      ========       ========
     Earnings per share, Basic and Diluted..................     $  (0.45)      $  (0.23)     $  (0.07)      $   0.01
                                                                 ========       ========      ========       ========


6.   Debt

        Long-term debt consists of the following:

                                                                                              June 30,    December 31.
                                                                                                2000          1999
                                                                                              --------      --------
                                                                                                  (In thousands)
     Tranche A term loan, interest at LIBOR plus 2.00%, 8.62% at June 30, 2000
        due October 31, 2003................................................................. $ 85,294      $ 90,210
     Tranche B term loan, interest at LIBOR plus 2.50%, 9.03% at June 30, 2000
        due April 30, 2005...................................................................  147,223       147,223
     Tranche C term loan, Interest at LIBOR plus 3.00%, 9.62% at June 30, 2000
        due June 30, 2007....................................................................  136,043       136,043
     Revolving credit loan, interest at LIBOR plus 2.00%, 8.62% at June 30, 2000
        due October 31, 2003.................................................................    3,000            --
     Senior subordinated notes at 9.25%, due May 31, 2008, Net of discount...................  149,697       149,678
                                                                                              --------      --------
                                                                                               521,257       523,154
     Less--Current maturities................................................................  (17,647)      (13,740)
                                                                                              --------      --------
                                                                                              $503,610      $509,414
                                                                                              ========      ========

        The Amended Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. The Company was in compliance with all covenants as of June 30, 2000.

        Certain financial covenants under the senior subordinated notes (the Notes) issued by Advanstar Communications Inc. (Communications), a wholly-owned subsidiary of the Company, include a maximum leverage ratio, a minimum fixed charge coverage ratio, limitations on certain asset dispositions, dividends and other restricted payments. The Company was in compliance with all covenants as of June 30, 2000.

                                ADVANSTAR, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

7.   Comprehensive Income

        The table below presents comprehensive income, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders.

                                                                    Three Months Ended            Six Months Ended
                                                                          June 30,                     June 30,
                                                                    2000           1999          2000           1999
                                                                  --------       --------      --------       --------
                                                                                     (In thousands)
     Net loss................................................     $(15,097)      $ (7,704)     $ (2,189)      $    445
     Change in cumulative translation adjustment.............         (593)        (1,051)       (1,531)        (4,429)
     Change in unrealized gains on securities arising
        during the period, net of tax........................          128             --       (22,231)            --
     Less reclassification adjustment for losses included
        in net income, net of tax............................           --             --        (3,663)            --
                                                                  --------       --------      --------       --------
     Comprehensive loss......................................     $(15,562)      $ (8,755)     $(29,614)      $ (3,984)
                                                                  ========       ========      ========       ========

8.   Segment Information

                                                   Trade Shows                           Corporate
                                                       and         Trade      Marketing     and
                                                   Conferences  Publications  Services     Other      Totals
                                                   -----------  ------------  ---------  ---------  -----------
                                                                          (In thousands)
     Three months ended June 30, 2000
     Revenues....................................     $ 25,411      $ 43,936     $4,794    $   618     $ 74,759
     Gross profit................................        6,387        16,224      2,426        626       25,663
     Segment assets..............................      466,173       236,293      2,536     83,576      788,578
     Three months ended June 30, 1999
     Revenues....................................       25,570        40,733      4,558        229       71,090
     Gross profit................................        6,197        14,893      2,518        150       23,758
     Segment assets..............................      347,290       241,205      2,356     52,483      643,334
     Six months ended June 30, 2000
     Revenues....................................      119,040        78,910      9,088      1,069      208,107
     Gross profit................................       53,432        23,474      4,091        285       81,282
     Segment assets..............................      466,173       236,293      2,536     83,576      788,578
     Six months ended June 30, 1999
     Revenues....................................       87,143        74,005      8,642        384      170,174
     Gross profit................................       38,444        21,765      4,148        160       64,517
     Segment assets..............................      347,290       241,205      2,356     52,483      643,334

                                ADVANSTAR, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

        The reconciliation of total segment gross profit to consolidated pre-tax income for the three and six months ended June 30, 2000 and 1999 is as follows:

                                                                      Three Months Ended             Six Months Ended
                                                                    June 30,       June 30,       June 30,      June 30,
                                                                      2000           1999           2000          1999
                                                                    --------       --------       --------      --------
                                                                                        (In thousands)
                  Total segment gross profit......................  $ 25,663       $ 23,758       $ 81,282      $ 64,517
                  General and administrative expense..............   (14,234)       (11,581)       (27,375)      (24,710)
                  Depreciation and amortization...................   (12,739)       (10,724)       (24,984)      (21,248)
                  Other expense...................................   (15,037)        (8,643)       (23,680)      (17,485)
                                                                    --------       --------       --------      --------
                  Consolidated income (loss) before
                    minority interest and taxes...................  $(16,347)      $ (7,190)      $  5,243      $  1,074
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

                                ADVANSTAR, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               At June 30, 2000
                          (In thousands - Unaudited)

                                                  Communica-                                      Non-                     Consoli-
                                                  ----------                       Guarantor    Guarantor                   dated
                                        Company     tions      Magic      ABC    Subsidiaries  Subsidiaries  Eliminations   Total
                                        --------    -----     --------  -------  ------------  ------------  ------------  --------
                    ASSETS
Current assets:
 Cash and cash equivalents              $     --  $   3,432   $     43  $    --  $         43  $      9,154   $        --  $ 12,629
 Investments                                  --         --         --       --            --         8,072            --     8,072
 Accounts receivable, net                     --     32,339         24       47            71         4,314            --    36,724
 Prepaid expenses                             --      9,865      3,683      428         4,111         3,996            --    17,972
 Intercompany receivable (payable)           193    (83,361)    94,965    1,208        96,173       (12,812)         (193)       --
 Other                                        --      1,382         --       --            --           270            --     1,652
                                        --------  ---------   --------  -------  ------------  ------------  ------------  --------
  Total current assets                       193    (36,343)    98,715    1,683       100,398        12,994          (193)   77,049
                                        --------  ---------   --------  -------  ------------  ------------  ------------  --------

Deferred taxes                                --     16,442         --       --            --            --            --    16,442
Property, plant and equipment, net            --     21,689        712       16           728         3,311            --    25,728
Investment in subsidiaries               134,737    322,541         --       --            --        (3,904)     (453,374)       --
Net intangible assets, net                    --    408,641    192,314   16,537       208,851        51,867            --   669,359
                                        --------  ---------   --------  -------  ------------  ------------  ------------  --------
                                        $134,930  $ 732,970   $291,741  $18,236  $    309,977  $     64,268  $   (453,567) $788,578
                                        ========  =========   ========  =======  ============  ============  ============  ========
      LIABILITIES AND
   STOCKHOLDER'S EQUITY
Current liabilities:
 Current portion of long-term debt      $     --  $  17,647   $     --  $    --  $         --  $         --  $         --  $ 17,647
 Accounts payable                            124     18,713      1,220       (7)        1,213         5,936          (124)   25,862
 Deferred revenue                             --     22,213     23,580    2,917        26,497        15,517            --    64,227
 Accrued liabilities                          69     10,665     10,129     (144)        9,985         4,155           (69)   24,805
                                        --------  ---------   --------  -------  ------------  ------------  ------------  --------
  Total current liabilities                  193     69,238     34,929    2,766        37,695        25,608          (193)  132,541
                                        --------  ---------   --------  -------  ------------  ------------  ------------  --------
Long term debt, net of current
 maturities                                   --    503,610         --       --            --            --            --   503,610
Other long term liabilities                   --      6,418         --       --            --            --            --     6,418
Minority interest                             --     15,872         --       --            --            --            --    15,872
Stockholder interest
 Common stock                                336         10          1        2             3           436          (449)      336
 Capital in excess of par value          186,362    186,698    220,627   15,739       236,366        57,924      (480,988)  186,362
 Retained earnings (deficit)             (51,961)   (48,877)    36,184     (271)       35,913       (15,099)       28,063   (51,961)
 Accumulated other comprehensive income       --          1         --       --            --        (4,601)           --    (4,600)
                                        --------  ---------   --------  -------  ------------  ------------  ------------  --------
  Total stockholder's equity             134,737    137,832    256,812   15,470       272,282        38,660      (453,374)  130,137
                                        --------  ---------   --------  -------  ------------  ------------  ------------  --------
                                        $134,930  $ 732,970   $291,741  $18,236  $    309,977  $     64,268  $   (453,567) $788,578
                                        ========  =========   ========  =======  ============  ============  ============  ========
------------------------------------------------------------------------------------------------------------------------------------

                                ADVANSTAR, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        Three Months Ended June 30, 2000
                           (In thousands - Unaudited)

                                                                                                              Non-
                                                                                             Guarantor      Guarantor
                                           Company    Communications     Magic      ABC    Subsidiaries   Subsidiaries
                                          ----------  ---------------  ---------  -------  -------------  -------------
Net revenue.............................   $     --         $ 60,998    $   230    $ 380        $   610        $13,151
                                          ---------         --------    -------    -----        -------        -------
Operating expenses:
 Cost of sales and selling, editorial                         37,313        570      465          1,035         10,748
  And circulation.......................         --
 General and administrative.............         --           10,280        248       --            248          3,706
 Depreciation and amortization..........         --            8,583      2,957      225          3,182            974
                                          ---------         --------    -------    -----        -------        -------
  Total operating expenses..............         --           56,176      3,775      690          4,465         15,428
                                          ---------         --------    -------    -----        -------        -------
Operating income (loss).................         --            4,822     (3,545)    (310)        (3,855)        (2,277)
Other income (expense):
 Interest income (expense), net.........         --          (11,788)                 --                          (299)
 Other income (expense), net............         --              425                  --                        (3,375)
                                          ---------         --------    -------    -----        -------        -------
Income (loss) before income taxes.......         --           (6,541)    (3,545)    (310)        (3,855)        (5,951)
Provision (benefit) for income tax......         --           (2,463)      (146)    (130)          (276)         1,141
Minority interest in earnings...........         --             (348)        --       --             --             --
Equity in earnings of subsidiaries......    (15,097)          (5,490)        --       --             --         (2,340)
                                          ---------         --------    -------    -----        -------        -------
Net income (loss).......................   $(15,097)        $ (9,916)   $(3,399)   $(180)       $(3,579)       $(9,432)
                                          =========         ========    =======    =====        =======        =======



                                                         Consolidated
                                           Eliminations      Total
                                           ------------  -------------
Net revenue.............................        $    --      $ 74,759
                                           ------------      --------
Operating expenses:
 Cost of sales and selling, editorial                          49,096
  And circulation.......................             --
 General and administrative.............             --        14,234
 Depreciation and amortization..........             --        12,739
                                           ------------      --------
  Total operating expenses..............             --        76,069
                                           ------------      --------
Operating income (loss).................             --        (1,310)
Other income (expense):
 Interest income (expense), net.........             --       (12,087)
 Other income (expense), net............             --        (2,950)
                                           ------------      --------
Income (loss) before income taxes.......             --       (16,347)
Provision (benefit) for income tax......             --        (1,598)
Minority interest in earnings...........             --          (348)
Equity in earnings of subsidiaries......         22,927            --
                                           ------------      --------
Net income (loss).......................        $22,927      $(15,097)
                                           ============      ========


                                ADVANSTAR, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        Six Months Ended June 30, 2000
                          (In thousands - Unaudited)

                                                                                                            Non-
                                                                                           Guarantor      Guarantor
                                           Company   Communications    Magic      ABC     Subsidiaries  Subsidiaries
                                          ---------  ---------------  --------  --------  ------------  -------------
Net revenue.............................   $    --         $146,876    $30,063   $1,422        $31,485       $29,746
                                          --------         --------    -------   ------        -------       -------
Operating expenses:
 Cost of sales and selling, editorial                        93,377      8,758    1,662         10,420        23,028
  And circulation.......................        --
 General and administrative.............        --           19,922        441       --            441         7,012
 Depreciation and amortization..........        --           16,748      5,957      450          6,407         1,829
                                          --------         --------    -------   ------        -------       -------
  Total operating expenses..............        --          130,047     15,156    2,112         17,268        31,869
                                          --------         --------    -------   ------        -------       -------

Operating income (loss).................        --           16,829     14,907     (690)        14,217        (2,123)
Other income (expense):
 Interest income (expense), net.........        --          (23,804)                 --                         (642)
 Other income (expense), net............        --            1,500                  --                         (734)
                                          --------         --------    -------   ------        -------       -------
Income (loss) before income taxes.......        --           (5,475)    14,907     (690)        14,217        (3,499)
Provision (benefit) for income tax......        --           (1,908)     7,554     (160)         7,394         1,235
Minority interest in earnings...........        --             (711)        --       --             --            --
Equity in earnings of subsidiaries......    (2,189)           5,173         --       --             --        (3,904)
                                          --------         --------    -------   ------        -------       -------
Net income (loss).......................   $(2,189)        $    895    $ 7,353   $ (530)       $ 6,823       $(8,638)
                                          ========         ========    =======   ======        =======       =======



                                                         Consolidated
                                           Eliminations      Total
                                           ------------  -------------
Net revenue.............................           $ --      $208,107
                                           ------------      --------
Operating expenses:
 Cost of sales and selling, editorial                         126,825
  And circulation.......................             --
 General and administrative.............             --        27,375
 Depreciation and amortization..........             --        24,984
                                           ------------      --------
  Total operating expenses..............             --       179,184
                                           ------------      --------

Operating income (loss).................             --        28,923
Other income (expense):
 Interest income (expense), net.........             --       (24,446)
 Other income (expense), net............             --           766
                                           ------------      --------
Income (loss) before income taxes.......             --         5,243
Provision (benefit) for income tax......             --         6,721
Minority interest in earnings...........             --          (711)
Equity in earnings of subsidiaries......            920            --
                                           ------------      --------
Net income (loss).......................           $920      $ (2,189)
                                           ============      ========


                                ADVANSTAR, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       Three Months Ended June 30, 2000
                          (In thousands - Unaudited)


                                                                                                      Guarantor    Non-Guarantor
                                                    Company    Communications     Magic      ABC    Subsidiaries    Subsidiaries
                                                   ----------  ---------------  ---------  -------  -------------  --------------
Operating Activities:
 Net income (loss)...............................   $(15,097)         $(9,916)   $(3,399)   $(180)       $(3,579)        $(9,432)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Undistributed earnings of subsidiaries.........     15,097            5,490          -        -              -           2,340
  Depreciation and amortization..................          -            8,583      2,957      225          3,182             974
  Non cash Items.................................          -              354          -        -              -           2,891
  Change in working capital
  items..........................................          -           (5,488)         7      (45)           (38)          4,641
                                                   ----------  ---------------  ---------  -------  -------------  --------------
  Net cash provided by (used in)
  operating activities...........................          -             (977)      (435)       -           (435)          1,414
                                                   ----------  ---------------  ---------  -------  -------------  --------------
Investment Activities:
 Investment in subsidiaries......................          -              541          -        -              -               -
 Additions to property, plant and
  equipment, net.................................          -           (2,141)       (61)       -            (61)         (1,893)
 Acquisitions of publications and
  trade shows and other adjustments..............          -               36        500        -            500          (1,177)
 Proceeds from sale of assets....................          -              (17)         -        -              -               -
                                                   ----------  ---------------  ---------  -------  -------------  --------------
  Net cash provided by (used in)
  investing activities...........................          -           (1,581)       439        -            439          (3,070)
                                                   ----------  ---------------  ---------  -------  -------------  --------------
Financing Activities:
 Proceeds from sale of common
  stock and capital contributions................          -                -          -        -              -            (541)
 Borrowings of long-term debt,
  net............................................          -               59          -        -              -               -
                                                   ----------  ---------------  ---------  -------  -------------  --------------
  Net cash provided by (used in)
  financing activities...........................          -               59          -        -              -            (541)
                                                   ----------  ---------------  ---------  -------  -------------  --------------
EFFECT OF EXCHANGE RATE ON CASH..................          -                -          -        -              -             450
NET INCREASE IN CASH AND CASH
 EQUIVALENTS.....................................          -           (2,499)         4        -              4          (1,747)
CASH AND CASH EQUIVALENTS,
 beginning of period:............................          -            5,931         39        -             39          10,901
                                                   ----------  ---------------  ---------  -------  -------------  --------------
CASH AND CASH EQUIVALENTS,
 end of period:..................................  $       -          $ 3,432    $    43   $    -        $    43         $ 9,154
                                                   ==========  ===============  =========  =======  =============  ==============





                                                                   Consolidated
                                                    Eliminations      Total
                                                    ------------- -------------
Operating Activities:
 Net income (loss)...............................       $ 22,927       $(15,097)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Undistributed earnings of subsidiaries.........        (22,927)             -
  Depreciation and amortization..................              -         12,739
  Non cash Items.................................              -          3,245
  Change in working capital
  items..........................................              -           (885)
                                                    ------------- -------------
  Net cash provided by (used in)
  operating activities...........................              -              2
                                                    ------------- -------------
Investment Activities:
 Investment in subsidiaries......................           (541)             -
 Additions to property, plant and
  equipment, net.................................              -         (4,095)
 Acquisitions of publications and
  trade shows and other adjustments..............              -           (641)
 Proceeds from sale of assets....................              -            (17)
                                                    ------------- -------------
  Net cash provided by (used in)
  investing activities...........................           (541)        (4,753)
                                                    ------------- -------------
Financing Activities:
 Proceeds from sale of common
  stock and capital contributions................            541              -
 Borrowings of long-term debt,
  net............................................              -             59
                                                    ------------- -------------
  Net cash provided by (used in)
  financing activities...........................            541             59
                                                    ------------- -------------
EFFECT OF EXCHANGE RATE ON CASH..................              -            450
NET INCREASE IN CASH AND CASH
 EQUIVALENTS.....................................              -         (4,242)
CASH AND CASH EQUIVALENTS,
 beginning of period:............................              -         16,871
                                                    ------------- -------------
CASH AND CASH EQUIVALENTS,
 end of period:..................................   $          -       $ 12,629
                                                    ============= =============



                                ADVANSTAR, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        Six Months Ended June 30, 2000
                          (In thousands - Unaudited)


                                                                                                     Guarantor    Non-Guarantor
                                                    Company   Communications     Magic      ABC    Subsidiaries    Subsidiaries
                                                   ---------  ---------------  ---------  -------  -------------  --------------
Operating Activities:
 Net income (loss)...............................   $(2,189)        $    895   $  7,353    $(530)      $  6,823         $(8,638)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Undistributed earnings of subsidiaries.........     2,189           (5,173)         -        -              -           3,904
  Depreciation and amortization..................         -           16,748      5,957      450          6,407           1,829
  Non cash Items.................................         -            1,627          -        -              -            (771)
  Change in working capital
  items..........................................         -            5,242    (13,585)      80        (13,505)           (457)
                                                   ---------  ---------------  ---------  -------  -------------  --------------
  Net cash provided by (used in)
  operating activities...........................         -           19,339       (275)       -           (275)         (4,133)
                                                   ---------  ---------------  ---------  -------  -------------  --------------
Investment Activities:
 Investment in subsidiaries......................         -          (13,089)         -        -              -               -
 Additions to property, plant and
  equipment, net.................................         -           (5,871)      (215)       -           (215)         (2,189)
 Acquisitions of publications and
  trade shows and other adjustments..............         -             (643)       500        -            500          (9,256)
 Proceeds from sale of assets....................         -                -          -        -              -           5,688
                                                   ---------  ---------------  ---------  -------  -------------  --------------
  Net cash provided by (used in)
  investing activities...........................         -          (19,603)       285        -            285          (5,757)
                                                   ---------  ---------------  ---------  -------  -------------  --------------
Financing Activities:
 Proceeds from sale of common
  stock and capital contributions................         -                -          -        -              -          13,089
 Borrowings of long-term debt,
  net............................................         -           (1,916)         -        -              -               -
                                                   ---------  ---------------  ---------  -------  -------------  --------------
  Net cash provided by (used in)
  financing activities...........................         -           (1,916)         -        -              -          13,089
                                                   ---------  ---------------  ---------  -------  -------------  --------------
EFFECT OF EXCHANGE RATE ON CASH..................         -                -          -        -              -             363
NET INCREASE IN CASH AND CASH
 EQUIVALENTS:....................................         -           (2,180)        10        -             10           3,562
CASH AND CASH EQUIVALENTS,
 beginning of period:............................         -            5,612         33        -             33           5,592
                                                   ---------  ---------------  ---------  -------  -------------  --------------
CASH AND CASH EQUIVALENTS,
 end of period:..................................  $      -         $  3,432   $     43   $    -       $     43         $ 9,154
                                                   =========  ===============  =========  =======  =============  ==============





                                                                   Consolidated
                                                    Eliminations       Total
                                                    -------------  -------------
Operating Activities:
 Net income (loss)...............................       $    920       $ (2,189)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Undistributed earnings of subsidiaries.........           (920)
  Depreciation and amortization..................              -         24,984
  Non cash Items.................................              -            856
  Change in working capital
  items..........................................              -         (8,720)
                                                    -------------  -------------
  Net cash provided by (used in)
  operating activities...........................              -         14,931
                                                    -------------  -------------
Investment Activities:
 Investment in subsidiaries......................         13,089              -
 Additions to property, plant and
  equipment, net.................................              -         (8,275)
 Acquisitions of publications and
  trade shows and other adjustments..............              -         (9,399)
 Proceeds from sale of assets....................              -          5,688
                                                    -------------  -------------
  Net cash provided by (used in)
  investing activities...........................         13,089        (11,986)
                                                    -------------  -------------
Financing Activities:
 Proceeds from sale of common
  stock and capital contributions................        (13,089)             -
 Borrowings of long-term debt,
  net............................................              -         (1,916)
                                                    -------------  -------------
  Net cash provided by (used in)
  financing activities...........................        (13,089)        (1,916)
                                                    -------------  -------------
EFFECT OF EXCHANGE RATE ON CASH..................              -            363
NET INCREASE IN CASH AND CASH
 EQUIVALENTS:....................................              -          1,392
CASH AND CASH EQUIVALENTS,
 beginning of period:............................              -         11,237
                                                    -------------  -------------
CASH AND CASH EQUIVALENTS,
 end of period:..................................   $          -       $ 12,629
                                                    =============  ============



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

         This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements, including statements about plans and objectives of management and market growth and opportunity. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. Important cautionary statements and risk factors that would affect actual results are discussed in Advanstar's periodic reports and registration statements filed with the Securities and Exchange Commission, including those under the caption entitled "Factors That May Affect Future Results" in Advanstar's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

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

         Trade shows and conferences accounted for 57.2% and 51.2% of total revenue for the six months ended June 30, 2000 and 1999, respectively. Publications accounted for 37.9% and 43.5% of total revenue for the six months ended June 30, 2000 and 1999, respectively. Marketing services accounted for 4.4% and 5.1% of total revenue for the six months ended June 30, 2000 and 1999, respectively. Our quarterly revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC trade shows and our other large trade shows and conferences. Because trade shows and conferences revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

         In late 1999, we began a development and launch program to extend our market communities to the online environment of the Internet and deepen our involvement in the commercial transactions within these communities. This development program includes strategic alliances with developers of Web-based e-commerce software and operators of Web community and exchange sites. In 2000 we incorporated a wholly-owned subsidiary, Advanstar IH, Inc. and its wholly-owned subsidiary, Advanstar.com Inc. to operate our internet business. We anticipate that development of the first market communities will be completed during 2000.

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

         To calculate EBITDA for the three months ended June 30, 2000 and 1999, we adjusted operating income by $(0.5) million and $(0.5) million, respectively, to reflect minority interest. To calculate EBITDA for the six months ended June 30, 2000 and 1999, we adjusted operating income by $(1.4) million and $(0.4) million, respectively, to reflect minority interest.

                                                                        Three Months Ended             Six Months Ended
                                                                              June 30,                      June 30,
                                                                        2000            1999           2000           1999
                                                                      --------         -------       --------       --------
                                                                                      (In thousands)
Net revenue:
  Trade shows and conferences................................         $ 25,411         $25,570       $119,040       $ 87,143
  Publications...............................................           43,936          40,733         78,910         74,005
  Marketing services and other...............................            5,412           4,787         10,157          9,026
                                                                      --------         -------       --------       --------
     Total net revenues......................................           74,759          71,090        208,107        170,174
Production, selling and other direct expenses:
  Trade shows and conferences................................           19,024          19,373         65,608         48,699
  Publications...............................................           27,712          25,840         55,436         52,240
  Marketing services and other...............................            2,360           2,119          5,781          4,718
                                                                      --------         -------       --------       --------
     Total production, selling and other direct expenses.....           49,096          47,332        126,825        105,657
General and administrative expenses..........................           16,040          10,770         30,390         21,770
Non-cash stock option compensation...........................             (294)          1,698           (183)         4,695
Amortization.................................................           11,227           9,837         22,152         19,493
                                                                      --------         -------       --------       --------
     Operating income........................................           (1,310)          1,453         28,923         18,559
Other income (expense):
  Interest expense (net).....................................          (12,087)         (8,564)       (24,446)       (17,391)
  Other income (expense).....................................           (3,298)           (393)            55            (29)
Provision (benefit) for income taxes.........................           (1,598)            200          6,721            694
                                                                      --------         -------       --------       --------
Net income (loss)............................................         $(15,097)        $(7,704)      $ (2,189)      $    445
                                                                      ========         =======       ========       ========

EBITDA.......................................................         $ 10,953         $11,650       $ 52,548       $ 39,457




Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30,
1999

Revenue

     Revenue increased $3.7 million or 5.2% from $71.1 million for the quarter ended June 30, 1999 to $74.8 million for the comparable period in 2000.

     Revenue from trade shows and conferences experienced an overall decrease of $0.1 million or 0.6% from $25.6 million in the second quarter of 1999 to $25.4 million for the second quarter of 2000. Revenue was impacted by a $10.4 million decrease caused by the shift in the timing of when events are held. There were many events held in the second quarter of 1999 that were moved to the first quarter of 2000, with some events scheduled for the third quarter of 2000. This decrease was partially offset by $6.4 million due to the full year effect of acquisitions completed in 1999. Major acquisitions in 1999 include Larkin, Sensors and Art Miami, among others. In addition to acquisitions and the movement of events, the second quarter of 2000 was impacted by a number of events that were discontinued in the last six months of 1999. Revenue from these properties in the second quarter of 1999 was $1.0 million for which there was no comparable revenue in 2000. Adjusting for these items, total revenue from trade shows and conferences increased by $4.9 million or 44.8% during the second quarter of 2000.

     Revenue from publications increased $3.2 million or 7.9% from $40.7 million in the second quarter of 1999 to $43.9 million for the comparable period in 2000. Of this increase, $1.1 million was due to the full year effect of acquisitions completed in 1999. In addition to acquisitions, the first quarter of 2000 was impacted by the discontinuation of a small number of publications in the last half of 1999 and and the first quarter of 2000. Revenue from these properties in the first quarter of 1999 was $1.2 million for which there was no comparable revenue in 2000. Adjusting for these items, total revenue grew by $3.3 million or 8.4% during the second quarter of 2000. Our publishing properties operate in many different markets and industries which are subject to economic conditions prevalent in those industries. Accordingly, publishing properties' advertising pages and revenues may fluctuate in connection with the markets in which they operate.

    Marketing services and other revenue increased $0.6 million or 13.1% from $4.8 million for the second quarter of 1999 to $5.4 million for second quarter of 2000. Growth in revenue from list rentals, reprints and directories was primarily responsible for the increase.

Production, Selling and Other Direct Expenses

    Production, selling and other direct expenses increased $1.8 million or 3.7% from $47.3 million for the second quarter of 1999 to $49.1 million for the second quarter of 2000.

    Expenses of trade shows and conferences decreased $0.4 million or 1.8% from $19.4 million for the second quarter of 1999 to $19.0 million for the comparable period in 2000. This decrease was primarily due to decreased costs associated with the movement of events between quarters and discontinued events. Increases in operations and management costs associated with our acquisitions as well as costs attributable to growth in existing events served to partially offset these decreases.

    Publications production, selling and other direct expenses increased $1.9 million or 7.2% from $25.8 million for the second quarter of 1999 to $27.7 million for the second quarter of 2000. This increase was primarily attributable to direct costs related to acquisitions as well as normal increases in line with the growth in revenue.

    Marketing services production, selling and other direct expenses increased $0.3 million or 11.4% from $2.1 million for the second quarter of 1999 to $2.4 million for the second quarter of 2000. This increase was primarily due to increased selling expenses incurred as a result of our efforts to market these products as well as increased costs of production in line with the revenue growth in those respective product lines.

General and Administrative Expenses

    General and administrative expenses before non-cash stock option compensation charges increased $5.2 million or 48.9% from $10.8 million for the three months ended June 30, 1999 to $16.0 million for the three months ended June 30, 2000. Of this increase, approximately $2.1 million is related to the development of our internet management infrastructure and Web-based e-commerce communities. The balance of the increase was primarily due to the consolidation of our New York metro area offices and office expansion in several locations due to acquisitions and growth; decrease in vendor rebates from our trade shows and conferences caused by event timing shifts; full year depreciation effect of the development and expansion of our information technology infrastructure and continued implementation of the Company's market focused cluster management structure.

    Total general and administrative expense, including non-cash stock option compensation charges, was partially offset by a $2.0 million reduction in non-cash stock option compensation expense.

Amortization

    Amortization expense increased $1.4 million from $9.8 million for the three months ended June 30, 1999 to $11.2 million for the three months ended June 30, 2000. This increase was primarily due to increased amortization of intangible assets related to the acquisitions, completed during the third quarter of 1999 and the first quarter of 2000.

Operating Income

    Operating income decreased $2.8 million or 190.2% from $1.5 million for the three months ended June 30, 1999 to an operating loss of $1.3 million for the three months ended June 30, 2000. This decrease was primarily a result of the effect of event timing shifts and increases in general and administrative expenses more fully described above.

Interest Expense

    Net interest expense increased $3.5 million or 41.1% from $8.6 million for the three months ended June 30, 1999 to $12.1 million for the three months ended June 30, 2000 due to the additional indebtedness necessary to fund acquisitions and an aggregate increase in interest rates of approximately 1.0%. In July 1999, we obtained an additional $138.0 million in term debt financing that was used to fund Larkin and other acquisitions during the year.

Other Expense

    Other expense increased $2.9 million from $0.4 million for the three months ended June 30, 1999 to $3.3 million for the three months ended June 30, 2000. This increase was primarily due to the amendment of the PurchasePro warrants. The terms of these warrants were amended to extend the cancellation date and reduce the exercise price. We recorded a loss of $2.9 million on the transaction.

Income Taxes

    We recorded an income tax benefit of $1.6 million during the quarter ended June 30, 2000 compared to a provision of $0.2 million during the comparable period of 1999. This increase was primarily due to the utilization in 1999 of a significant portion of the Company's net operating loss carryforward and a decrease in taxable earnings.

Net Loss

    Net loss increased $7.4 million from $7.7 million for the three months ended June 30, 1999 to $15.1 million for the comparable period of 2000 primarily due to the effect of event timing shifts and increases in general and administrative expenses more fully described above.

EBITDA

    EBITDA decreased $0.7 million from $11.7 million for the three months ended June 30, 1999 to $11.0 million for the three months ended June 30, 2000. The decrease was primarily due to the effect of event timing shifts and increases in general and administrative expenses more fully described above.


    Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30,
1999

Revenue

    Revenue increased $37.9 million or 22.3% from $170.2 million for the six months ended June 30, 1999 to $208.1 million for the comparable period in 2000.

    Revenue from trade shows and conferences increased $31.9 million or 36.6% from $87.1 million for the first six months of 1999 to $119.0 million for comparable period of 2000. Of this increase, $21.7 million was due to the full year effect of acquisitions completed in 1999, partially offset by $2.4 million caused by the shift in the timing of events held in the first half of 1999 to the second half of 2000. Major acquisitions in 1999 included Larkin, Sensors and Art Miami, among others. In addition to acquisitions and the movement of events, the first six months of 2000 was impacted by a number of events that were discontinued in the last half of 1999. Revenue from these properties in the first six months ended June 30, 1999 was $2.3 million for which there was no comparable revenue in 2000. Adjusting for these items, total revenue from trade shows and conferences grew by $14.9 million or 18.3% during the first six months of 2000.

    Revenue from publications increased $4.9 million or 6.6% from $74.0 million in the first six months of 1999 to $78.9 million for the comparable period in 2000. Of this increase, $1.9 million was due to the full year effect of acquisitions completed in 1999. In addition to acquisitions, the first six months of 2000 was impacted by the discontinuation of a small number of publications in the last half of 1999 and the first half of 2000. Revenue from these properties in the first six months of 1999 was $2.4 million for which there was no comparable revenue in 2000. Adjusting for these items, total revenue grew by $5.4 million or 7.6% during the first six months of 2000. Our publishing properties operate in many different markets and industries which are subject to economic conditions prevalent in those industries. Accordingly, publishing properties' advertising pages and revenues may fluctuate in connection with the markets in which they operate.

   Marketing services and other revenue increased $1.1 million or 12.5% from $9.0 million in the first six months of 1999 to $10.1 million in the first six months of 2000. Growth in revenue from list rentals, reprints and directories was primarily responsible for the increase.

Production, Selling and Other Direct Expenses

    Production, selling and other direct expenses increased $21.2 million or 20.0% from $105.6 million for the first six months of 1999 to $126.8 million for the comparable period of 2000.

    Expenses of trade shows and conferences increased $16.9 million or 34.7% from $48.7 million for the first six months of 1999 to $65.6 million for the comparable period in 2000. This increase was primarily due to increases in operations, promotion and management costs associated with our acquisitions as well as costs attributable to growth in existing events. These increases were partially offset by costs associated with the movement of events between quarters and discontinued events.

    Publications' production, selling and other direct expenses increased $3.2 million or 6.1% from $52.2 million for the first six months of 1999 to $55.4 million for the comparable period of 2000. This increase was primarily attributable to direct costs related to acquisitions as well as normal increases in line with the growth in revenue.

    Marketing services production, selling and other direct expenses increased $1.1 million or 22.5% from $4.7 million for the first six months of 1999 to $5.8 million for the comparable period of 2000. This increase was primarily due to increased selling expenses incurred as a result of our efforts to market these products as well as increased costs of production in line with revenue growth in those respective product lines.

General and Administrative Expenses

    General and administrative expenses before non-cash stock option compensation charges increased $8.6 million or 39.6% from $21.8 million for the six months ended June 30, 1999 to $30.4 million for the six months ended June 30, 2000. Of this increase, approximately $3.7 million is related to the development of our internet management infrastructure and Web-based e-commerce communities. The balance of the increase was primarily due to the consolidation of our New York metro area offices and office expansion in several locations due to acquisitions and growth; full year depreciation effect of the development and expansion of our information technology infrastructure; continued implementation of the Company's market focused cluster management structure; increases in central services groups such as finance, legal and human resources in line with the Company's growth in scale and complexity, offset by changes in the timing of when we receive vendor rebates related to our trade shows and conferences.

     Total general and administrative expense, including non-cash stock option compensation charges, was partially offset by a $4.9 million reduction in non-cash stock option compensation expense.

Amortization

    Amortization expense increased $2.7 million from $19.5 million for the six months ended June 30, 1999 to $22.2 million for the six months ended June 30, 2000. This increase was primarily due to increased amortization of intangible assets related to the acquisitions completed during the middle of 1999 and the first quarter of 2000.

Operating Income

    Operating income increased $10.3 million or 55.8% from $18.6 million for the six months ended June 30, 1999 to $28.9 million for the six months ended June 30, 2000. The increase was primarily due to revenue growth across our segments partially offset by increased general and administrative expenses as more fully described above.

Interest Expense

    Net interest expense increased $7.0 million or 40.6% from $17.4 million for the six months ended June 30, 1999 to $24.4 million for the six months ended June 30, 2000 due to the additional indebtedness necessary to fund acquisitions and an aggregate increase in interest rates of approximately 0.9%. In July 1999, we obtained an additional $138.0 million in term debt financing that was used to fund the Larkin and other acquisitions during the year.

Income Taxes

    Provision for income taxes increased $6.0 million from $0.7 million for the six months ended June 30, 1999 to $6.7 million for the six months ended June 30, 2000. This increase was primarily due to the utilization in 1999 of a significant portion of the Company's net operating loss carryforward and an increase in taxable earnings.

Net Loss

    Net income decreased $2.6 million from $0.4 million for the six months ended June 30, 1999 to a net loss of $2.2 million for the comparable period of 2000. This decrease was primarily due to revenue growth across our segments partially offset by increased general and administrative expenses as more fully described above.

EBITDA

    EBITDA increased $13.1 million or 33.2% from $39.5 million for the six months ended June 30, 1999 to $52.6 million for the six months ended June 30, 2000. The increase was primarily due to revenue growth across our segments partially offset by increased general and administrative expenses as more fully described above.


Liquidity and Capital Resources

    Historically, our financing requirements have primarily been funded through cash generated by operating activities and the use of our revolving credit facility. Financing for certain larger acquisitions has been funded through expansion of our senior term loan borrowings and, in 1998, the issuance of $150.0 million of the Senior Subordinated Notes.

    Cash flows from operating activities. Net cash provided by operations for the six months ended June 30, 2000 decreased $16.1 million from $31.0 million for the six months ended June 30, 1999 to $14.9 million for the comparable period in 2000. The decrease was due primarily to a decrease in earnings of $2.6 million, an increase in working capital items of $11.9 million, a reduction of non-cash stock option compensation of $4.9 million and a reduction in losses on the sale of assets of $0.4 million. Additional depreciation and amortization of $3.7 million served to offset the impact to our cash flows described above.

    Cash flows used in investing activities. Net cash used in investing activities increased $2.2 million from $9.8 million in 1999 to $12.0 million for the first six months of 2000. The increase is primarily due to an increase in acquisition activity, adjustments to intangible assets and capital expenditures as discussed below. During the six months ended June 30, 2000 we acquired the Documents, Messaging and Security tradeshow and Info 21 magazine from Gruppe 21 Informations-GmbH for approximately $7.8 million in cash and assumed liabilities. These outlays were partially offset by proceeds of $5.7 million from the sale of investments obtained from the Company exercising 141,000 of its 525,000 stock purchase warrants received in connection with its agreement with PurchasePro.com, Inc.

    Cash flows used in financing activities. Net cash used in financing activities decreased $18.9 million from $20.8 million for the six months ended June 30, 1999 to $1.9 million for the comparable period of 2000. This decrease was principally due to repayments on our revolving line of credit in 1999.

    Capital expenditures.  Capital expenditures increased $5.2 million from
$3.1 million for the first six months of 1999 to $8.3 million for the comparable
period of 2000.   The increase was due primarily to the consolidation of
multiple office locations in New York into a single office location and other strategic investments. Capital expenditures have been financed by our cash flows from operations.

    We expect that our primary source of liquidity will be cash flow from operations. We also have a $60.0 million revolving line of credit available for funding capital expenditures, working capital needs, acquisitions, or for other general corporate purposes. As of June 30, 2000, we had $57.0 million of availability under the revolving credit facility. We generally operate with negative working capital, excluding cash and current maturities of long-term debt, due to the impact of deferred revenue from expositions, which are billed and collected as deposits up to one year in advance of the respective trade show. Consequently, our existing operations are expected to maintain very low or negative working capital balances. We believe that we have sufficient capital resources for ongoing operations requirements. For our long-term capital requirements beyond December 31, 2001, we will continue to rely on operating cash flows and we believe that we will be able to access capital markets. We make no assurance that we will have access to these markets or will be able to negotiate terms favorable to us.

    Interest payments on our Notes and interest and principal payments under our credit facility will represent significant liquidity requirements for us. Our credit facility includes both term loans and a revolving credit facility. The senior term debt under our credit facility consists of three tranches, $100.0 million of tranche A term loans amortizing over 5.5 years maturing October 31, 2003, $150.0 million of tranche B term loans with modest amortization over the initial 5.5 years of its term maturing with balloon payments in 2004 and 2005 and $138.0 million of tranche C term loans with modest amortization over the initial 7 years of its term maturing with balloon payments in 2006 and 2007. The Chase Manhattan Bank, as administrative agent, leads our lenders which include FleetBoston Financial Corp., Bank of New York, Dresdner Bank AG, Heller Financial, First Source Financial LLP, Pacific Century Bank and
Trust Company of the West as well as several other institutional funds.   The
$60.0 million revolving credit facility matures on October 31, 2003. Interest rates under our senior term debt and revolving credit facility fluctuate and significant increases in LIBOR could adversely impact our liquidity. To mitigate such risk, we have capped our interest rate exposure by fixing interest rates on approximately $260.3 million of long-term debt by the issuance of our Notes and the purchase of interest rate cap agreements ranging from 8.0% to 8.5%.

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

    Interest. We rely significantly on long-term floating rate and fixed rate debt in our capital structure. At June 30, 2000, our debt totaled $521.3 million of which $260.3 million was either fixed rate debt or covered by interest rate cap agreements limiting our interest rate exposure at 10.25% - 11.5%.

    At June 30, 2000, we had fixed rate debt of $150.0 million and floating rate debt of $371.3 million. Holding other variables constant (such as debt levels), a one percentage point decrease in interest rates would have a net increase in the fair market value of the fixed rate debt of approximately $9.0 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be a reduction of $3.7 million, holding other variables constant and excluding the impact of our interest rate cap agreements.

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

    A portion of our assets are based in our foreign locations and are translated into U. S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income. Accordingly, our consolidated stockholder's equity will fluctuate depending upon the weakening or strengthening of the U S dollar against the respective foreign currency.

    Our strategy for management of currency risk relies primarily upon conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. At June 30, 2000 there were open foreign exchange derivative contracts with a notional amount totaling $7.3 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $0.5 million. Actual results may differ. There were no material forward exchange contracts outstanding at June 30, 1999.

PART II  Other Information



Item 4.     Submissions of Matters to a Vote of Security Holders.
            None

Item 6.     Exhibits and Reports filed on Form 8-K

Item 6(a).  Exhibits

            27 Financial Data Schedule for the three and six months ended June 30, 2000.

Item 6(b).  Reports on Form 8-K

            Advanstar filed no reports on Form 8-K during the quarter ended June 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Advanstar, Inc.


Date: August 14, 2000               By: /s/   David W. Montgomery
                                        ------------------------------
                                              David W. Montgomery
                                         Vice President - Finance and
                                            Chief Financial Officer
                                            (Authorized Officer and
                                          Principal Financial Officer)

                                Advanstar, Inc.
                                 Exhibit Index


Exhibit No.

27         Financial Data Schedule for the three and six months ended
           June 30, 2000.