Form 10-Q
period 2000-09-30
ADVANSTAR INC
filed 2000-11-14
CIK 1064243

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the Quarterly Period Ended: September 30, 2000


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

As of November 14, 2000, 100 shares of the Registrant's common stock were outstanding.


PART I             Financial Information
                                                                                                     Page in this
                                                                                                      Quarterly
Item 1.  Financial Statements:                                                                          Report
                                                                                                     ------------
              Condensed Consolidated Balance Sheets at  September 30, 2000 (unaudited)
                  and December 31, 1999  ..........................................................         2

              Condensed Consolidated Statements of Operations (unaudited) for the three
                  months ended September 30, 2000 and 1999  .......................................         3

              Condensed Consolidated Statements of Operations (unaudited) for the nine
                  months ended September 30, 2000 and 1999  .......................................         4

              Condensed Consolidated Statements of Cash Flows (unaudited) for the
                   three months ended September 30, 2000 and 1999  ................................         5

              Condensed Consolidated Statements of Cash Flows (unaudited) for the
                   nine months ended September 30, 2000 and 1999  .................................         6

              Notes to Condensed Consolidated Financial Statements (unaudited)  ...................         7

Item 2.  Management's Discussion and Analysis of  Financial Condition and
         Results of Operations  ...................................................................        17

PART II            Other Information


Item 4.       Submissions of Matters to a Vote of Security Holders  ...............................        29

Item 6(a).    Exhibits  ...........................................................................        29

Item 6(b).    Reports on Form 8-K  ................................................................        29

              Signature  ..........................................................................        30

              Exhibit Index  ......................................................................        31

              Exhibits  ...........................................................................

                                ADVANSTAR, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)


                                                                                             September 30,   December 31,
                                                                                                 2000           1999
                                                                                                 ----           ----
                                    ASSETS                                                   (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents  ..........................................................       $ 11,263       $ 11,237
   Investments  ........................................................................         24,797         52,456
   Accounts receivable, net  ...........................................................         33,439         29,447
   Prepaid expenses  ...................................................................         18,243         15,380
   Other  ..............................................................................          1,670          2,220
                                                                                               --------       --------
       Total current assets  ...........................................................         89,412        110,740
                                                                                               --------       --------
DEFERRED INCOME TAXES  .................................................................         16,442         16,442
PROPERTY, PLANT AND EQUIPMENT, net  ....................................................         30,974         20,866
INTANGIBLE ASSETS, net  ................................................................        654,754        684,547
                                                                                               --------       --------
       Total Assets  ...................................................................       $791,582       $832,595
                                                                                               ========       ========

                    LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt  ...............................................       $ 19,051       $ 13,740
   Accounts payable  ...................................................................         28,719         18,691
   Accrued liabilities  ................................................................         43,284         39,495
   Deferred revenue  ...................................................................         51,207         69,483
                                                                                               --------       --------
       Total current liabilities  ......................................................        142,261        141,409
                                                                                               --------       --------
LONG-TERM DEBT, net of current maturities  .............................................        494,804        509,414
OTHER LONG-TERM LIABILITIES  ...........................................................          4,238          6,645
MINORITY INTEREST  .....................................................................         15,214         15,161
COMMITMENTS AND CONTINGENCIES (Notes 4, 6, and 8)
STOCKHOLDER'S EQUITY
   Common stock, $.01 par value; 40,000 shares authorized; 33,630 shares
     issued and outstanding at September 30, 2000 and December 31, 1999  ...............            336            336
   Capital in excess of par  ...........................................................        183,537        186,578
   Accumulated deficit  ................................................................        (52,467)       (49,772)
   Accumulated other comprehensive income (loss)  ......................................          3,659         22,824
                                                                                               --------       --------
       Total stockholder's equity  .....................................................        135,065        159,966
                                                                                               --------       --------
       Total liabilities and stockholder's equity  .....................................       $791,582       $832,595
                                                                                               ========       ========

                     The accompanying notes are an integral part of these consolidated statements.

                                ADVANSTAR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands data - Unaudited)

                                                                                         Three Months Ended
                                                                                            September 30,

                                                                                        2000            1999
                                                                                 ----------------------------------
Net revenue  ................................................................         $ 96,479         $ 84,049
                                                                                      --------         --------
Operating expenses:
    Costs of production  ....................................................           17,719           16,793
    Selling, editorial and circulation  .....................................           38,862           33,364
    General and administrative  .............................................            9,346            9,080
    Depreciation and amortization  ..........................................           14,055           16,062
                                                                                      --------         --------
       Total operating expenses  ............................................           79,982           75,299
                                                                                      --------         --------
Operating income (loss)   ...................................................           16,497            8,750
Other income (expense):
    Interest expense, net  ..................................................          (12,358)         (10,743)
    Non-recurring charge  ...................................................               --           (1,442)
    Other income (expense), net  ............................................           (2,655)               5
                                                                                      --------         --------
Income (loss) before income taxes and minority interest  ....................            1,484           (3,430)
Provision (benefit) for income taxes   ......................................            1,698             (470)
Minority interest in (earnings) losses of subsidiary  .......................             (292)           1,276
                                                                                      --------         --------
Net loss  ...................................................................         $   (506)        $ (1,684)
                                                                                      ========         ========

              The accompanying notes are an integral part of these consolidated statements.

                                ADVANSTAR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands data - Unaudited)


                                                                                       Nine Months Ended
                                                                                         September 30,

                                                                                        2000            1999
                                                                                ----------------------------------
Net revenue  ................................................................         $304,586         $254,223
                                                                                      --------         --------
Operating expenses:
    Costs of production  ....................................................           59,858           50,765
    Selling, editorial and circulation  .....................................          123,548          105,049
    General and administrative  .............................................           36,721           33,790
    Depreciation and amortization  ..........................................           39,039           37,310
                                                                                      --------         --------
       Total operating expenses  ............................................          259,166          226,914
                                                                                      --------         --------
Operating income   ..........................................................           45,420           27,309
Other income (expense):
    Interest expense, net  ..................................................          (36,804)         (28,134)
    Non-recurring charge  ...................................................               --           (1,442)
    Other income (expense), net  ............................................           (1,889)             (89)
                                                                                      --------         --------
Income (loss) before income taxes and minority interest  ....................            6,727           (2,356)
Provision for income taxes   ................................................            8,419              224
Minority interest in (earnings) losses of subsidiary  .......................           (1,003)           1,341
                                                                                      --------         --------
Net loss  ...................................................................         $ (2,695)        $ (1,239)
                                                                                      ========         ========

                The accompanying notes are an integral part of these consolidated statements.

                                ADVANSTAR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands - Unaudited)

                                                                                           Three Months Ended
                                                                                              September 30,

                                                                                       2000                 1999
                                                                              ----------------------------------------
OPERATING ACTIVITIES
 Net loss  ................................................................        $  (506)           $  (1,684)
 Adjustments to reconcile net loss to net cash provided by
  operating activities
  Depreciation and amortization  ..........................................          14,055               16,062
  Non-cash interest  ......................................................             300                  325
  Non-cash stock option compensation  .....................................          (2,825)                (987)
  (Gain) Loss on sales of assets and other  ...............................            (259)              (2,237)
  Changes in operating assets and liabilities  ............................           2,181               (3,726)
                                                                                    -------            ---------
     Net cash provided by (used in) operating activities  .................          12,946                7,753
                                                                                    -------            ---------
INVESTING ACTIVITIES
  Additions to property, plant and equipment  .............................          (7,283)              (2,898)
  Change in notes receivable  .............................................              68                   96
  Acquisition of publications and trade shows, net  .......................          (3,063)            (143,022)
  Proceeds from sale of publishing and other assets  ......................           3,826                   17
                                                                                    -------            ---------
     Net cash used in investing activities  ...............................          (6,452)            (145,807)
                                                                                    -------            ---------
FINANCING ACTIVITIES
  Net proceeds (payments) on revolving credit loan  .......................          (3,000)              (1,500)
  Proceeds (payments) on long-term debt  ..................................          (4,412)             134,509
                                                                                    -------            ---------
       Net cash provided by (used in) financing activities  ...............          (7,412)             133,009
                                                                                    -------            ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH  ..................................            (448)                (422)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  .....................          (1,366)              (5,467)
CASH AND CASH EQUIVALENTS, beginning of period  ...........................          12,629               14,530
                                                                                    -------            ---------
CASH AND CASH EQUIVALENTS, end of period  .................................         $11,263            $   9,063
                                                                                    =======            =========

                  The accompanying notes are an integral part of these consolidated statements.

                                ADVANSTAR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands - Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,

                                                                                      2000                 1999
                                                                              ----------------------------------------
OPERATING ACTIVITIES
 Net loss  ..............................................................          $ (2,695)           $  (1,239)
 Adjustments to reconcile net loss to net cash provided by
  operating activities
  Depreciation and amortization  ........................................            39,039               37,310
  Non-cash interest  ....................................................               899                  864
  Non-cash stock option compensation  ...................................            (3,008)               3,708
  (Gain) Loss on sales of assets and other  .............................               952               (1,439)
  (Gain) Loss on investments  ...........................................              (771)
  Changes in operating assets and liabilities  ..........................            (6,539)                (464)
                                                                                   --------            ---------
     Net cash provided by operating activities  .........................            27,877               38,740
                                                                                   --------            ---------
INVESTING ACTIVITIES
  Additions to property, plant and equipment  ...........................           (15,558)              (6,036)
  Change in notes receivable  ...........................................               (35)                 204
  Acquisition of publications and trade shows, net  .....................           (12,359)            (149,860)
  Proceeds from sale of publishing and other assets  ....................             3,826                   39
  Proceeds from sale of investments and other assets  ...................             5,688                    -
                                                                                   --------            ---------
     Net cash used in investing activities  .............................           (18,438)            (155,653)
                                                                                   --------            ---------
FINANCING ACTIVITIES
  Net proceeds (payments) on revolving credit loan  .....................               --              (20,500)
  Proceeds (payments) on long-term debt  ................................            (9,328)             132,739
                                                                                   --------            ---------
      Net cash provided by (used in)  financing activities  .............            (9,328)             112,239
                                                                                   --------            ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH  ................................               (85)                (279)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  ...................                26               (4,953)
CASH AND CASH EQUIVALENTS, beginning of period  .........................            11,237               14,016
                                                                                   --------            ---------
CASH AND CASH EQUIVALENTS, end of period  ...............................          $ 11,263            $   9,063
                                                                                   ========            =========

                  The accompanying notes are an integral part of these consolidated statements.

                                ADVANSTAR, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar, Inc. (the Company) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Although management believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes, included in the Company's Form 10-K for the year ended December 31, 1999. The results of operations for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2000.

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

3.  Events Subsequent to September 30, 2000

         On October 11, 2000, DLJ Merchant Banking Partners III L.P., affiliated funds and certain members of management, acquired all of the Company's outstanding shares of the Company for an aggregate consideration of approximately $900.0 million (the DLJ Acquisition) representing cash of $292.2 and the assumption of outstanding debt. In connection with the DLJ Acquisition, the existing credit facility was replaced by a syndicated senior secured credit facility (the Replacement Credit Facility) with a group of financial institutions. The Replacement Facility consists of (i) $415 million of term loans payable in quarterly installments beginning March 31, 2001 through October 11, 2007 and (ii) $80 million of revolving loan availability. The initial borrowing of $415.0 million of term loans under the Replacement Credit Facility occurred simultaneously with the consummation of the DLJ Acquisition. The Replacement Credit Facility contains a number of covenants that, among other things requires the Company to maintain certain financial ratios, as defined in the Replacement Credit Agreement. Failure of the Company to comply with any of these covenants may cause an event of default under the Replacement Credit Facility.

Deferred financing costs, related to the Amended Credit Facility, will be written off in the fourth quarter of 2000, resulting in an extraordinary charge of approximately $1.4 million, net of the related tax benefit. The DLJ Acquisition constituted a change of control under the 9.25% Senior Subordinated Notes due 2008 (the Notes) issued by Advanstar Communications Inc. (Communications), the Company's wholly-owned subsidiary. Upon the occurrence of a change of control, each holder of the Notes may require the Company to repurchase all or any part of the Notes held by such holder at an offer price in cash equal to 101% of the aggregate principal amount thereof, plus accrued interest and other specified costs to the date of repurchase. On November 10, 2000 a notice of a change of control and an offer to purchase were mailed to the note holders.

In addition, in connection with the DLJ Acquisition, all outstanding stock options were exercised by the option holder and the shares subsequently sold. The option plan was then cancelled. The Company will record compensation expense of approximately $0.6 million during the fourth quarter related to these options.

                                ADVANSTAR, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

4.  Non-Recurring Charge

         Beginning in the quarter ended March 31,1999, the Company began capitalizing direct costs related to a planned initial public offering of our common stock. During the quarter ended September 30, 1999, we determined not to move forward at that time with the initial public offering. As a result, we recognized a $1.4 million charge in the third quarter of 1999 for costs previously capitalized.

5.  Investments

         As part of a 1999 agreement with PurchasePro.com, Inc., a developer and operator of web-based e-commerce solutions, to provide business-to-business electronic commerce services, Advanstar IH, Inc., a wholly owned subsidiary of the Company, received warrants to purchase 525,000 shares of PurchasePro.com, Inc. common stock at an exercise price of $37.58 per share, to expire in May 2000. The Company has classified these warrants as available for sale under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In January 2000, Advanstar IH, Inc. exercised 141,000 warrants and subsequently sold the common stock received upon exercise for proceeds of $5.7 million. A gain of $3.7 million was recorded on the sale and is included in other income in the consolidated financial statements.

         In June 2000, the agreement with PurchasePro.com, Inc., as more fully described in the Company's 1999 Form 10-K, was amended. This amendment included revisions to PurchasePro's responsibilities under the agreement, the timing and amount of payments, extending the terms of the remaining 384,000 warrants to December 1, 2000 and adjusting the exercise price to $27.00 per share. As a result of the amendment, the Company recorded a loss of $2.9 million during the second quarter ended June 30, 2000, included in other expense in the consolidated financial statements.

         In September 2000, Advanstar IH, Inc. exercised the remaining PurchasePro.com warrants in a cashless exercise and received approximately
268,000 shares of common stock in exchange.   At September 30, 2000, the shares
are recorded at their fair value using quoted market prices, resulting in an unrealized gain of $12.6 million, net of applicable taxes, reported in other comprehensive income.

         On March 31, 2000, the Company entered into an on-line ad network agreement and a stock purchase agreement with a third party advertising broker. As part of the stock purchase agreement, Advanstar IH, Inc. received 497,500 shares of common stock which the Company has classified as available for sale under the provisions of SFAS No. 115. The Company has valued these shares on the date of issuance at their fair value of $1.2 million and has recorded this amount as deferred revenue which is being amortized over the contract period. As these shares are not readily marketable, no adjustment is required to reflect any potential changes to market value.

6.    Acquisitions

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

                                ADVANSTAR, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         On January 7, 2000, the Company acquired the Documents, Messaging and Security (DMS) tradeshow and Info 21 magazine from Gruppe 21 Informations-GmbH for approximately $7.8 million in cash and assumed liabilities.

         On July 26, 2000 we acquired the Brand Licensing London tradeshow for approximately $4.6 million in cash and assumed liabilities.

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

         The following are unaudited pro forma operating results as if the acquisitions had taken place at January 1, 1999 (in thousands):

                                                                          Nine months ended
                                                                             September 30,
                                                                        2000                1999
                                                                        ----                ----
Total revenues.................................................       $304,579            $282,689
Operating income...............................................         45,546              34,337
Net income (loss)..............................................         (2,617)             (3,411)


7.  Debt

     Long-term debt consists of the following:

                                                                                       September 30,    December 31,
                                                                                           2000            1999
                                                                                       ------------     ------------
                                                                                               (In thousands)
Tranche A term loan, interest at LIBOR plus 2.00%, 6.62% at September 30, 2000
       due October 31, 2003  ........................................................    $ 80,882      $ 90,210
Tranche B term loan, interest at LIBOR plus 2.50%, 6.62% at September 30, 2000            147,223       147,223
       due April 30, 2005.  .........................................................
Tranche C term loan, Interest at LIBOR plus 3.00%, 6.62% at September 30, 2000
        due June 30, 2007............................................................     136,043       136,043
Senior subordinated notes at 9.25%, due May 31, 2008, Net of discount  ..............     149,707       149,678
                                                                                         --------      --------
                                                                                          513,855       523,154
Less--Current maturities  ...........................................................     (19,051)      (13,740)
                                                                                         --------      --------
                                                                                         $494,804      $509,414
                                                                                         ========      ========

                                ADVANSTAR, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         The senior credit facility contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. The Company was in compliance with all covenants as of September 30, 2000.

         Certain financial covenants under the senior subordinated notes issued by Communications, include a maximum leverage ratio and limitations on certain asset dispositions, dividends and other restricted payments. The Company was in compliance with all covenants as of September 30, 2000.

8.  Comprehensive Income

    The table below presents comprehensive income, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders.

                                                                  Three Months Ended          Nine Months Ended
                                                                    September 30,               September 30,
                                                                 2000          1999          2000          1999
                                                               -------       -------      --------       -------
                                                                                (In thousands)
Net loss................................................      $  (506)      $(1,684)     $ (2,695)      $(1,239)
Change in cumulative translation adjustment.............       (1,776)         (177)       (3,304)       (4,606)
Change in unrealized gains on securities arising
   during the period, net of tax........................       10,035            --       (12,196)           --
Less reclassification adjustment for losses included
     in net income, net of tax..........................           --            --        (3,663)           --
                                                              -------       -------      --------       -------
Comprehensive income (loss).............................      $ 7,753       $(1,861)     $(21,858)      $(5,845)
                                                              =======       =======      ========       =======

9.    Segment Information

                                                Trade Shows                               Corporate
                                                    and          Trade       Marketing       and
                                                Conferences   Publications   Services       Other       Totals
                                                ------------  ------------  -----------  -----------  -----------
                                                                         (In thousands)
Three months ended September 30, 2000
Revenues  ...................................      $ 54,027      $ 37,108      $ 4,212    $  1,132      $ 96,479
Gross profit  ...............................        28,413        10,364        1,766        (645)       39,898
Segment assets  .............................       459,015       227,308        2,479     102,780       791,582
Three months ended September 30, 1999
Revenues  ...................................        45,219        34,234        4,340         256        84,049
Gross profit  ...............................        23,398         8,270        2,133          91        33,892
Segment assets  .............................       479,539       241,505        2,273      49,659       772,976
Nine months ended September 30, 2000
Revenues  ...................................       173,067       116,018       13,300       2,201       304,586
Gross profit  ...............................        81,845        33,838        5,857        (360)      121,180
Segment assets  .............................       459,015       227,308        2,479     102,780       791,582
Nine months ended September 30, 1999
Revenues  ...................................       132,362       108,239       12,982         640       254,223
Gross profit  ...............................        61,842        30,035        6,281         251        98,409
Segment assets  .............................       479,539       241,505        2,273      49,659       772,976

                                ADVANSTAR, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


  The reconciliation of total segment gross profit to consolidated pre-tax income for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                                         Three Months Ended                  Nine Months Ended
                                                   September 30,     September 30,     September 30,    September 30,
                                                        2000             1999              2000             1999
                                                   ------------      ------------      ------------     ------------
                                                                               (In thousands)
  Total segment gross profit  .................     $ 39,898          $ 33,892          $121,180          $ 98,409
  General and administrative expense  .........       (9,346)           (9,080)          (36,721)          (33,790)
  Depreciation and amortization  ..............      (14,055)          (16,062)          (39,039)          (37,310)
  Other expense  ..............................      (15,013)          (12,180)          (38,693)          (29,665)
                                                    --------          --------          --------          --------
  Consolidated income (loss) before
    minority interest and taxes  ..............     $  1,484          $ (3,430)         $  6,727          $ (2,356)
                                                    ========          ========          ========          ========

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

                                ADVANSTAR, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             At September 30, 2000
                           (In thousands - Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                     Communi-                                                Non-
                                                     ---------                                Guarantor     Guarantor   Consolidated
                                          Company     cations   Magic    ABC   Subsidiaries  Subsidiaries  Eliminations    Total
                                         ----------  --------- -------  -----  ------------  ------------- ------------ -----------
                    ASSETS
Current assets:
 Cash and cash equivalents  ..........   $     --    $  5,746   $      4  $          $      4    $  5,513    $             $ 11,263
 Accounts receivable net  ............                 30,415        452        47        499       2,525                    33,439
 Prepaid expenses  ...................                  9,700      3,035       762      3,797       4,746                    18,243
Investments  .........................                      -                                      24,797                    24,797
Intercompany receivable (payable)  ...        190    (84,302)    101,887     1,784    103,671     (19,559)
 Other  ..............................                 1,334                                          336                     1,670
                                                     --------                                    --------                  --------
 Total current assets  ...............        190    (37,107)    105,378     2,593     107,971     18,358                    89,412
                                          -------   --------    --------   -------    --------   --------                  --------
Non current assets                                    16,442                                                                 16,442
     Deferred taxes
Property, plant and equipment, net  ..                22,909         732        16         748      7,317                    30,974
Investment in subsidiaries  ..........    131,406    332,599                                       (5,100)     (458,905)
Intangible assets, net  ..............               395,652     189,868    16,312     206,180     52,922                   654,754
                                                    --------    --------   -------    --------   --------                  --------
                                         $131,596   $730,495    $295,978   $18,921    $314,899   $ 73,497     $(458,905)   $791,582
                                         ========   ========    ========   =======    ========   ========      =========   ========
LIABILITIES AND
STOCKHOLDER'S EQUITY
Current liabilities:
 Current portion of long-term debt  ..  $           $ 19,051   $           $          $          $              $          $ 19,051
 Accounts payable  ...................        124     18,395       5,159                 5,159      5,041                    28,719
 Deferred revenue  ...................                26,684       3,823     4,230       8,053     16,470                    51,207
 Accrued liabilities  ................         66     16,136      18,302      (208)     18,094      8,988                    43,284
                                         --------   --------    --------   -------    --------   --------                   --------
  Total current liabilities ..........        190     80,266      27,284     4,022      31,306     30,499                   142,261
                                         --------   --------    --------   -------    --------   --------                   --------
Long term debt, net of current
 maturities  .........................               494,804                                                                494,804
Other long term liabilities  .........                 4,238                                                                  4,238
Minority interest  ...................                15,214                                                                 15,214
Shareholder interest
 Common stock  .......................        336         10           1         2           3        431           (444)       336
 Capital in excess of par value  .....    183,537    183,863     220,627    15,739     236,366     58,756       (478,985)   183,537
 Retained earnings (deficit)  ........    (52,467)   (47,901)     48,066      (842)     47,224    (19,847)        20,524    (52,467)
 Accumulated other comprehensive
  income  ............................                     1                                        3,658                     3,659
                                                      --------                                   --------                  --------
  Total shareholder's equity  ........    131,406    135,973     268,694    14,899     283,593     42,998       (458,905)   135,065
                                         --------   --------    --------   -------    --------   --------      ---------   --------
                                         $131,596   $730,495    $295,978   $18,921    $314,899   $ 73,497      $(458,905)  $791,582
                                         ========   ========    ========   =======    ========   ========      =========   ========
-----------------------------------------------------------------------------------------------------------------------------------

                                ADVANSTAR, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     Three Months Ended September 30, 2000
                                 (In thousands)

                                                     Communi-                                    Non-
                                                     ---------                   Guarantor     Guarantor                Consolidated
                                          Company     cations   Magic    ABC   Subsidiaries  Subsidiaries  Eliminations    Total
                                         ----------  --------- -------  -----  ------------  ------------- ------------ -----------
Net revenue  .............................   $  --   $ 53,445   $32,009  $ 196    $32,205      $10,829      $    --       $ 96,479
                                           -------   --------   -------  -----    -------      -------     --------       --------
Operating expenses:
   Cost of sales and selling, editorial
      And circulation  ...................      --     36,711     8,935    623     9,558        10,312           --         56,581
   General and administrative  ...........      --      5,292       262     --       262         3,792           --          9,346
   Depreciation and amortization  ........      --      9,563     2,533    225     2,758         1,734           --         14,055
                                           -------   --------   -------  -----   -------       -------     --------       --------
      Total operating expenses  ..........      --     51,566    11,730    848    12,578        15,838           --         79,982
                                           -------   --------   -------  -----   -------       -------     --------       --------

Operating income (loss)  .................      --      1,879    20,279   (652)   19,627        (5,009)          --         16,497
Other income (expense):
   Interest income (expense), net  .......      --    (11,825)              --                    (533)          --        (12,358)
   Other income (expense), net  ..........      --     (2,454)              --                    (201)          --         (2,655)
                                           -------   --------   -------  -----   -------       -------     --------       --------
Income (loss) before income taxes  .......      --    (12,400)   20,279   (652)   19,627        (5,743)          --          1,484
   Provision (benefit) for income tax  ...      --      4,430    (8,397)    81    (8,316)        2,188           --         (1,698)
   Minority interest in earnings  ........      --       (292)       --     --        --            --           --           (292)
   Equity in earnings of subsidiaries  ...    (506)     9,238        --     --        --        (1,196)      (7,536)            --
                                           -------   --------   -------  -----   -------       -------     --------       --------
Net income (loss)  .......................   $(506)  $    976   $11,882  $(571)  $11,311       $(4,751)     $(7,536)      $   (506)
                                           =======   ========   =======  =====   =======       =======     ========       ========

                                ADVANSTAR, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      Nine Months Ended September 30, 2000
                                 (In thousands)

                                                     Communi-                                    Non-
                                                     ---------                   Guarantor     Guarantor                Consolidated
                                          Company     cations   Magic      ABC   Subsidiaries  Subsidiaries  Eliminations    Total
                                         ----------  --------- -------    -----  ------------  ------------- ------------ ----------
Net revenue  ............................  $    --   $200,321   $62,072   $ 1,618   $ 63,690    $ 40,575       $    --     $304,586
                                          --------   --------   -------   -------   --------    --------      --------     --------
Operating expenses:
   Cost of sales and selling, editorial
      And circulation  ..................       --    130,088    17,693     2,285     19,978      33,340           --       183,406
   General and administrative  ..........       --     25,214       703        --        703      10,804           --        36,721
   Depreciation and amortization  .......       --     26,311     8,490       675      9,165       3,563           --        39,039
                                          --------   --------   -------   -------   --------    --------     --------      --------
      Total operating expenses  .........       --    181,613    26,886     2,960     29,846      47,707           --       259,166
                                          --------   --------   -------   -------   --------    --------     --------      --------

Operating income (loss)  ................       --     18,708    35,186    (1,342)    33,844      (7,132)          --        45,420
Other income (expense):
   Interest income (expense), net  ......       --    (35,629)       --        --         --      (1,175)          --       (36,804)
   Other income (expense), net  .........       --       (954)       --        --         --        (935)          --        (1,889)
                                          --------   --------   -------   -------   --------    --------     --------      --------
Income (loss) before income taxes  ......       --    (17,875)   35,186    (1,342)   33,844      (9,242)           --         6,727
   Provision (benefit) for income tax  ..       --      6,338   (15,951)      241   (15,710)        953            --        (8,419)
   Minority interest in earnings  .......       --     (1,003)       --        --        --          --            --        (1,003)
   Equity in earnings of subsidiaries  ..   (2,695)    14,411        --        --        --      (5,100)       (6,616)           --
                                          --------   --------   -------   -------  --------    --------      --------      --------
Net income (loss)  ......................  $(2,695)  $  1,871   $19,235   $ 1,101  $ 18,134    $(13,389)      $(6,616)     $ (2,695)
                                          ========   ========   =======   =======  ========    ========      ========      ========

                                ADVANSTAR, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     Three Months Ended September 30, 2000
                                 (In thousands)

                                                     Communi-                                    Non-
                                                     ---------                   Guarantor     Guarantor                Consolidated
                                          Company     cations    Magic     ABC   Subsidiaries  Subsidiaries  Eliminations    Total
                                         ---------   ---------  -------   -----  ------------  ------------- ------------ ----------
Operating Activities:
 Net income (loss)  .....................  $(506)    $   976   $11,882    $(571)    $ 11,311     $(4,751)     $(7,536)      $  (506)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Undistributed earnings of
   subsidiaries  ........................    506      (9,238)       --       --           --       1,196        7,536            --
  Depreciation and amortization  ........     --       9,563     2,533      225        2,758       1,734           --        14,055
  Non cash Items  .......................     --      (2,784)       --       --           --          --           --        (2,784)
  Change in working capital items  ......     --      10,414   (14,348)     350      (13,998)      5,765           --         2,181
                                           -----     -------   -------   ------      -------     -------      -------       -------
  Net cash provided by (used in)
  operating activities  .................     --       8,931        67        4           71       3,944           --        12,946
                                           -----     -------   -------   ------      -------     -------      -------       -------
Investment Activities:
 Investment in subsidiaries  ............     --       (826)        --       --           --          --          826            --
 Additions to property, plant and
  equipment, net  .......................     --     (2,547)      (106)      (4)        (110)     (4,626)          --        (7,283)
 Acquisitions of publications and
  trade shows and other adjustments  ....     --      4,168         --       --           --      (3,337)          --           831
                                           -----    -------    -------   ------      -------     -------      -------       -------
  Net cash provided by (used in)
  investing activities  .................     --        795       (106)      (4)        (110)     (7,963)         826        (6,452)
                                           -----    -------    -------   ------      -------     -------      -------       -------
Financing Activities:
 Proceeds from sale of common
  stock and capital contributions  ......     --         --         --       --           --         826         (826)           --
    Dividends paid to minority interest
     holders  ...........................     --         --         --       --           --          --           --            --
 Borrowings of long-term debt, net  .....     --     (7,412)        --       --           --          --           --        (7,412)
                                           -----    -------    -------   ------      -------     -------      -------       -------
  Net cash provided by (used in)
   financing activities  ................     --     (7,412)        --       --           --         826         (826)       (7,412)
                                           -----    -------    -------   ------      -------     -------      -------       -------
EFFECT OF EXCHANGE RATE ON CASH..........     --         --         --       --           --       (448)           --          (448)
NET INCREASE IN CASH AND CASH
 EQUIVALENTS:  ..........................     --      2,314        (39)      --          (39)    (3,641)           --        (1,366)
CASH AND CASH EQUIVALENTS,
 beginning of period:  ..................     --      3,432         43       --           43      9,154            --        12,629
                                           -----    -------    -------   ------      -------     ------       -------       -------
CASH AND CASH EQUIVALENTS,
 end of period:  ........................  $  --    $5,746     $     4   $   --      $     4    $ 5,513       $    --       $11,263
                                           =====    ======    ========   ======      =======    =======       =======       =======

                                ADVANSTAR, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      Nine Months Ended September 30, 2000
                                 (In thousands)

                                                     Communi-                                    Non-
                                                     ---------                    Guarantor     Guarantor               Consolidated
                                          Company     cations    Magic     ABC    Subsidiaries  Subsidiaries Eliminations    Total
                                         ----------  ---------  -------   -----   ------------  ------------ ------------ ----------
Operating Activities:
 Net income (loss)  .....................  $(2,695)  $  1,871   $ 19,235 $(1,101)   $ 18,134     $(13,389)     $ (6,616)   $ (2,695)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Undistributed earnings of subsidiaries.    2,695    (14,411)        --      --          --        5,100         6,616         --
  Depreciation and amortization  ........       --     26,311      8,490     675       9,165        3,563            --     39,039
  Non cash Items  .......................       --     (1,157)        --      --          --         (771)           --     (1,928)
  Change in working capital
  items  ................................       --     15,656    (27,933)    430     (27,503)       5,308            --     (6,539)
                                           -------    -------    -------  ------     -------     --------      --------    -------
  Net cash provided by (used in)
  operating activities  .................       --     28,270       (208)      4        (204)        (189)           --     27,877
                                           -------   --------    -------  ------     -------     --------      --------    -------
Investment Activities:
 Investment in subsidiaries  ............       --    (13,915)        --      --          --          --         13,915         --
 Additions to property, plant and
  equipment, net  .......................       --     (8,418)      (321)     (4)       (325)      (6,815)           --    (15,558)
 Acquisitions of publications and
  trade shows and other adjustments  ....       --      3,525        500      --         500      (12,593)           --     (8,568)
 Proceeds from sale of assets  ..........       --         --         --      --          --        5,688            --      5,688
                                           -------   --------    -------  ------     -------     --------      --------    -------
 Net cash provided by (used in)
  investing activities  .................       --    (18,808)       179      (4)        175      (13,720)       13,915    (18,438)
                                           -------   --------    -------  ------     -------     --------      --------    -------
Financial Activities:
 Proceeds from sale of common
  stock and capital contributions  ......       --         --         --      --          --       13,915       (13,915)        --
    Dividends paid to minority interest
     holders.............................       --         --         --      --          --           --            --         --
 Borrowings of long-term debt, Net  .....       --     (9,328)        --      --          --           --            --     (9,328)
                                           -------   --------   --------  ------     -------     --------      --------    -------
 Net cash provided by (used in)
  Financing activities  .................       --     (9,328)        --      --          --       13,915       (13,915)    (9,328)
                                           -------   --------   --------  ------     -------     --------      --------    -------
EFFECT OF EXCHANGE RATE ON CASH..........       --         --         --      --          --          (85)           --        (85)
NET INCREASE IN CASH AND CASH
 EQUIVALENTS:  ..........................       --        134        (29)     --         (29)         (79)           --         26
CASH AND CASH EQUIVALENTS,
 Beginning of period:  ..................       --      5,612         33      --          33        5,592            --     11,237
                                           -------   --------   --------  ------     -------     --------     ---------    -------
CASH AND CASH EQUIVALENTS,
 end of period:  ........................  $    --   $  5,746   $      4  $   --     $     4     $  5,513     $      --    $11,263
                                           =======   ========   ========  ======     =======     ========     =========    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

         This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements, including statements about plans and objectives of management and market growth and opportunity. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. Important cautionary statements and risk factors that would affect actual results are discussed in the Advanstar, Inc, (Advanstar or the Company) periodic reports and registration statements filed with the Securities and Exchange Commission, including those under the caption entitled "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

General
         Advanstar is a worldwide provider of integrated, business-to-business marketing communications products and services for targeted industry sectors, principally through trade shows and conferences and through controlled circulation trade, business and professional magazines. We also provide a broad range of other marketing services products, including classified advertising, direct mail services, reprints, database marketing, guides, reference books and internet based advertising, sponsorships and custom projects.

         Advanstar reports its business in three segments:

         . trade shows and conferences, which consist primarily of the management of expositions and seminars held in convention and conference centers;

         . publications, which consists primarily of the creation and distribution of controlled circulation trade, business and professional magazines; and

         . marketing services, which consists primarily of sales of a variety of direct mail and database products, magazine editorial reprints, and directory and classified advertising.

         Trade shows and conferences accounted for 56.8% and 52.1% of total revenue for the nine months ended September 30, 2000 and 1999, respectively. Publications accounted for 38.1% and 42.6% of total revenue for the nine months ended September 30, 2000 and 1999, respectively. Marketing services accounted for 5.1% and 5.3% of total revenue for the nine months ended September 30, 2000 and 1999, respectively. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC trade shows and our other large trade shows and conferences. Because trade shows and conferences revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

         In late 1999, we began a development and launch program to extend our market communities to the online environment of the Internet and deepen our involvement in the commercial transactions within these communities. This development program includes strategic alliances with developers of Web-based e-commerce software and operators of Web community and exchange sites. In
January 2000, we incorporated a wholly-owned subsidiary, Advanstar IH, Inc. and its wholly-owned subsidiary, Advanstar.com Inc. to operate our internet business. We launched our first market community, Hive4 Media, in July 2000, and anticipate the development and launch additional market communities in the fourth quarter of 2000 and the first quarter of 2001.

         Beginning in the quarter ended March 31,1999, we began capitalizing direct costs related to a planned initial public offering of our common stock. During the quarter ended September 30, 1999, we determined not to move forward at that time with the initial public offering. As a result, we recognized a $1.4 million charge in the third quarter of 1999 for costs previously capitalized.

         On October 11, 2000, we were acquired by DLJ Merchant Banking Partners III, L.P., certain of its affiliated funds and members of our executive management team (the Acquisition) for aggregate consideration of approximately $900.0 million, including assumed debt and debt repaid at closing. The Acquisition was financed with $415.0 million of term loans under a new credit facility, as well as $50.0 million received by Advanstar from the sale of units, consisting of discount notes of Advanstar and warrants to purchase stock in our ultimate parent company, Advanstar Holdings Corp., to DLJ Investment Partners II, O.P. and related funds, and $296.5 million received by Advanstar Holdings Corp. from the sale of its common stock to the DLJ Merchant Banking funds and members of our executive management team. The assumed debt includes $150.0 million of senior subordinated notes issued by Advanstar Communications Inc. (Communications). We are required to make an offer to purchase these notes at 101% of principal amount as a result of the change of control caused by the acquisition. On November 10, 2000, a notice of a change in control and an offer to purchase were mailed to the noteholders.

The Acquisition

         As a result of the Acquisition, we will have significantly higher indebtedness and interest expense than reflected in our historical results of operations. In addition, our acquisition was accounted for under the purchase method of accounting. Under purchase accounting, the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder being allocated to goodwill. The increase in basis of these assets will result in non-cash depreciation and amortization charges in future periods that will be significantly higher than reflected in our historical financial information.

         In connection with the repayment of debt in connection with the Acquisition and the related financings, we will record an extraordinary charge of $1.4 million, net of applicable taxes, related to the write-off of deferred financing costs in the fiscal quarter ending December 31, 2000.

Stock Option Compensation Charges

         We account for stock-based compensation using the intrinsic value method. As a result, due to the variable features of option grants under the Company's old stock option plan, we measure compensation cost as the difference between the exercise price of the options and the fair value of the shares underlying the options at the end of the period. We then recognize a non-cash compensation expense.

         Our results for the nine months ended September 30, 2000, including our EBITDA, were positively impacted by non-cash compensation benefits recognized due to a decrease in the fair value of the shares underlying the options at the end of the period. We expect that, in the fourth quarter, we will recognize a $0.6 million non-cash compensation charge to reflect the impact of accelerated vesting of all options in connection with the Acquisition.

          We no longer have a variable-feature benefit plan after the Acquisition and will therefore not recognize stock option compensation charges under that plan as currently in effect.

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

         Publications. The publications segment derives revenue principally from the sale of advertising in its business-to-business magazines. Additionally, certain publications derive revenue from paid subscriptions, custom publishing, and internet based advertising and sponsorship activities. Paid subscriptions comprise less than 5% of total publishing revenue. Most publications are produced monthly with advertising sold both on an annual schedule and single insertion basis. The sale of advertising is affected by new product releases, circulation quality, readership and general market conditions. Advertising revenue is recognized on the publication issue date, and subscription revenue, if any, is recognized over the subscription period, which is typically one year.

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

         We define "EBITDA" as operating income plus amortization and depreciation and less amounts attributable to minority interest. EBITDA does not represent, and should not be considered to be, an alternative to net income or cash flow from operations as determined in accordance with GAAP, and our calculation thereof may not be comparable to that reported by other companies. We believe that EBITDA provides useful information regarding our ability to service and/or incur indebtedness and is used by many other companies. Our key financial covenants under our existing credit facility, which impact the amount of indebtedness we are permitted to incur, are based, in part, on our EBITDA. EBITDA does not take into account our working capital requirements, debt service requirements and other commitments. Accordingly, EBITDA is not necessarily indicative of amounts that may be available to us for discretionary uses.

         To calculate EBITDA for the three months ended September 30, 2000 and 1999, we adjusted operating income by $(0.6) million and $(0.7) million, respectively, to reflect minority interest. To calculate EBITDA for the nine months ended September 30, 2000 and 1999, we adjusted operating income by $(2.0) million and $(1.1) million, respectively, to reflect minority interest.

                                                                          Three Months Ended              Nine Months Ended
                                                                              September 30,                  September 30,
                                                                          2000            1999           2000           1999
                                                                        --------        --------       --------       --------
                                                                                           (In thousands)
Net revenue:
    Trade shows and conferences................................         $ 54,027        $ 45,219       $173,067       $132,362
    Publications...............................................           37,108          34,234        116,018        108,239
    Marketing services and other...............................            5,344           4,596         15,501         13,622
                                                                        --------        --------       --------       --------
       Total net revenues......................................           96,479          84,049        304,586        254,223
Production, selling and other direct expenses:
    Trade shows and conferences................................           25,614          21,821         91,222         70,520
    Publications...............................................           26,744          25,964         82,180         78,204
    Marketing services and other...............................            4,223           2,372         10,004          7,090
                                                                        --------        --------       --------       --------
       Total production, selling and other direct expenses.....           56,581          50,157        183,406        155,814
    General and administrative expenses........................           14,149          11,032         44,539         32,802
    Non-cash stock option compensation.........................           (2,825)           (987)        (3,008)         3,708
    Amortization...............................................           12,077          15,097         34,229         34,590
                                                                        --------        --------       --------       --------
       Operating income........................................           16,497           8,750         45,420         27,309
    Other income (expense):
       Interest expense (net)..................................          (12,358)        (10,743)       (36,804)       (28,134)
       Other income (expense)..................................           (2,947)           (161)        (2,892)          (190)
Provision (benefit) for income taxes...........................            1,698            (470)         8,419            224
                                                                        --------        --------       --------       --------
Net income (loss)..............................................         $   (506)       $ (1,684)      $ (2,695)      $ (1,239)
                                                                        ========        ========       ========       ========

EBITDA.........................................................         $ 29,920        $ 24,110       $ 82,468       $ 63,567
                                                                        ========        ========       ========       ========

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999 Revenue

         Revenue increased $12.5 million or 14.8% from $84.0 million for the three months ended September 30, 1999 to $96.5 million for the comparable period in 2000.

         Revenue from our trade shows and conferences increased $8.8 million or 19.5% from $45.2 million for the three months ended September 30, 1999 to $54.0 million for the comparable period in 2000. This increase was primarily attributable to:

         .  the growth of existing product portfolio, including MAGIC;
         . new product launches, such as iEB West, Field Service Solutions and Call Center West;
         .  the DMS trade show acquired in January 2000;
         .  the shift in the timing of when events are held.

These revenue gains were partially offset by the discontinuation or sale of certain trade shows and conferences held in 1999.

         Revenue from publications increased $2.9 million or 8.4% from $34.2 million in the three months ended September 30, 1999 to $37.1 million for the comparable period in 2000. The increase in revenue was due primarily to:

         . the growth in advertising pages on our existing product portfolio; . new launches, such as E-Learning;
         .  acquisition of Sensors and Info 21 that we made in 1999 and 2000;

These revenue gains were partially offset by the sale or discontinuation of certain magazines published in 1999.

         Marketing services and other revenue increased $0.8 million or 16.3% from $4.6 million in the three months ended September 1999 to $5.4 million for the comparable period of 2000. Growth in revenue from list rentals, reprints and classified advertising was primarily responsible for the increase.

Production, Selling and Other Direct Expenses

         Production, selling and other direct expenses increased $6.4 million or 12.8% from $50.2 million for the three months ended September 30, 1999 to $56.5 million for the comparable period of 2000.

         Expenses of trade shows and conferences increased $3.8 million or 17.4% from $21.8 million for the three months ended September 30, 1999 to $25.6 million for the comparable period in 2000. This increase was primarily due to increases in operations, promotion and management costs associated with our acquisition of DMS and product launches as well as costs attributable to growth in existing events. These increases were partially offset by costs associated with discontinued events.

         Publications' production, selling and other direct expenses increased $0.7 million or 3.0% from $26.0 million for the three months ended September 30, 1999 to $26.7 million for the comparable period of 2000. This increase was primarily attributable to direct costs related to acquisitions and launches as well as normal increases in line with the growth in revenue.

         Marketing services production, selling and other direct expenses increased $1.8 million or 78.0% from $2.4 million for the three months ended September 30, 1999 to $4.2 million for the comparable period of 2000. This increase was primarily due to increased selling expenses incurred as a result of our efforts to market these products as well as increased costs of production in line with revenue growth in those respective product lines.

General and Administrative Expenses

         General and administrative expenses increased $3.1 million, or 28.3%, from $11.0 million for the three months ended September 30, 1999 to $14.1 million for the three months ended September 30, 2000. The increase was primarily due to:

         . the development of our internet management infrastructure and Web-based e-commerce communities;

         . the consolidation of our New York metropolitan area offices and office expansion in several locations due to acquisitions and growth;

         . full-period depreciation effect of the development and expansion of our information technology infrastructure; and

         . continued implementation of our market-focused cluster management structure.

For the three months ended September 30, 2000 we recognized a benefit of $2.8 million related to our stock option compensation plan. This represents a decrease in compensation expense of approximately $1.8 million from the comparable period of 1999, resulting from a decrease in the fair value of the shares underlying the options at the end of the period.

Amortization

         Amortization expense decreased $3.0 million from $15.1 million for the three months ended September 30, 1999 to $12.1 million for the three months ended September 30, 2000. This decrease was primarily due to the impact of certain of our intangibles becoming fully amortized in early 2000, partially offset by increased amortization related to our acquisitions.

Operating Income

         Operating income increased $7.7 million or 88.5% from $8.8 million for the three months ended September 30, 1999 to $16.5 million for the three months ended September 30, 2000. The increase was primarily due to revenue growth across our segments and decreased in amortization expense, partially offset by increased general and administrative expense after stock option compensation expense, as more fully described above.

Interest Expense

         Net interest expense increased $1.7 million or 15.0% from $10.7 million for the three months ended September 30, 1999 to $12.4 million for the nine months ended September 30, 2000 due to the additional indebtedness necessary to fund acquisitions and an aggregate increase in interest rates of approximately 90 basis points. In July 1999, we obtained an additional $138.0 million in term debt financing that was used to fund the Larkin and other acquisitions during the year.

Income Taxes

         Provision for income taxes increased $2.2 million from a tax benefit of $0.5 million for the three months ended September 30, 1999 to a provision of $1.7 million for the three months ended September 30, 2000. This increase was primarily due to the utilization in 1999 of a significant portion of the Company's net operating loss carryforward and an increase in taxable earnings.

Net Loss

         Net loss decreased $1.2 million from $1.7 million for the three months ended September 30, 1999 to $0.5 million for the comparable period of 2000. This decrease was primarily due to an increase in operating income offset by increases in interest expense and income taxes as more fully described above.

EBITDA

         EBITDA increased $5.8 million or 24.1% from $24.1 million for the three months ended September 30, 1999 to $29.9 million for the three months ended September 30, 2000. The increase was primarily due to revenue growth across our segments and the effect of stock option compensation, partially offset by increased general and administrative expense and increased production, selling and other direct expense as more fully described above.


Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999 Revenue

         Revenue increased $50.4 million or 19.8% from $254.2 million for the nine months ended September 30, 1999 to $304.6 million for the comparable period in 2000.

         Revenue from our trade shows and conferences increased $40.7 million or 30.8% from $132.4 million for the nine months ended September 30, 1999 to $173.1 million for the comparable period in 2000. This increase was attributable to:

         . trade shows and conferences acquired in 1999 and 2000, such as Larkin and DMS;
         . new product launches, such as iEB West, InterExpo, Custom Relationship Management New York and Art Expo Florida;
         .  the growth of our existing product portfolio.

These revenue gains were partially offset by the discontinuation or sale of certain trade shows and conferences held in 1999.

         Revenue from publications increased $7.8 million or 7.2% from $108.2 million in the first nine months of 1999 to $116.0 million for the comparable period in 2000. The increase in revenue was due primarily to:

         . acquisition of Sensors and Info 21 that we made in 1999 and 2000; . new launches, such as E-Learning and Wireless Asia; and . the growth in advertising pages on our existing product portfolio.

These revenue gains were partially offset by the sale or discontinuation of certain magazines published in 1999.

         Marketing services and other revenue increased $1.9 million or 13.8% from $13.6 million in the first nine months of 1999 to $15.5 million in the first nine months of 2000. Growth in revenue from list rentals, reprints and classified advertising was primarily responsible for the increase.

Production, Selling and Other Direct Expenses

         Production, selling and other direct expenses increased $27.6 million or 17.7% from $155.8 million for the first nine months of 1999 to $183.4 million for the comparable period of 2000.

         Expenses of trade shows and conferences increased $20.7 million or 29.4% from $70.5 million for the first nine months of 1999 to $91.2 million for the comparable period in 2000. This increase was primarily due to increases in operations, promotion and management costs associated with our acquisitions and launches as well as costs attributable to growth in existing events. These increases were partially offset by costs associated with discontinued events.

         Publications' production, selling and other direct expenses increased $4.0 million or 5.1% from $78.2 million for the first nine months of 1999 to $82.2 million for the comparable period of 2000. This increase was primarily attributable to direct costs related to acquisitions and launches as well as normal increases in line with the growth in revenue.

         Marketing services production, selling and other direct expenses increased $2.9 million or 41.1% from $7.1 million for the first nine months of 1999 to $10.0 million for the comparable period of 2000. This increase was primarily due to increased selling expenses incurred as a result of our efforts to market these products as well as increased costs of production in line with revenue growth in those respective product lines.

General and Administrative Expenses

         General and administrative expenses increased $11.7 million, or 35.8%, from $32.8 million for the nine months ended September 30, 1999 to $44.5 million for the nine months ended September 30, 2000. The increase was primarily due to:

         . the development of our internet management infrastructure and Web-based e-commerce communities;

         . the consolidation of our New York metropolitan area offices and office expansion in several locations due to acquisitions and growth;

         . full-period depreciation effect of the development and expansion of our information technology infrastructure;

         . continued implementation of our market-focused cluster management structure; and

         . increases in central services groups such as finance and legal administration in line with our growth in scale and complexity.

For the nine months ended September 30, 2000 we recognized a benefit of $3.0 million related to our stock option compensation plan. This represents a decrease in compensation expense of approximately $6.7 million from the comparable period of 1999, resulting from a decrease in the fair value of the shares underlying the options at the end of the period.

Amortization

         Amortization expense decreased $0.4 million from $34.6 million for the nine months ended September 30, 1999 to $34.2 million for the nine months ended September 30, 2000. This decrease was primarily due to the impact of certain of our intangibles becoming fully amortized in 2000, partially offset by increased amortization related to our acquisitions.

Operating Income

         Operating income increased $18.1 million or 66.3% from $27.3 million for the nine months ended September 30, 1999 to $45.4 million for the nine months ended September 30, 2000. The increase was primarily due to revenue growth across our segments partially offset by increased general and administrative expense after stock option compensation expense, as more fully described above.

Interest Expense

         Net interest expense increased $8.7 million or 30.8% from $28.1 million for the nine months ended September 30, 1999 to $36.8 million for the nine months ended September 30, 2000 due to the additional indebtedness necessary to fund acquisitions and an aggregate increase in interest rates of approximately 90 basis points. In July 1999, we obtained an additional $138.0 million in term debt financing that was used to fund the Larkin and other acquisitions during the year.

Income Taxes

         Provision for income taxes increased $8.2 million from $0.2 million for the nine months ended September 30, 1999 to $8.4 million for the nine months ended September 30, 2000. This increase was primarily due to the utilization in 1999 of a significant portion of Advanstar's net operating loss carryforward and an increase in taxable earnings.

Net Loss

         Net loss increased $1.5 million from a loss of $1.2 million for the nine months ended September 30, 1999 to a loss of $2.7 million for the comparable period of 2000. This increase was primarily due to increased general and administrative expense after stock option compensation expense, increases in interest expense and income taxes as more fully described above.

EBITDA

         EBITDA increased $18.9 million or 29.7% from $63.6 million for the nine months ended September 30, 1999 to $82.5 million for the nine months ended September 30, 2000. The increase was primarily due to revenue growth across our segments and the effect of stock option compensation, partially offset by increased general and administrative expense and increased production, selling and other direct expense as more fully described above.


Liquidity and Capital Resources

Post Acquisition

On October 11, 2000, as part of the Acquisition, we repaid our senior credit facility and replaced it with the new credit facility. Following the Acquisition, our principal sources of liquidity will be cash flow from operations and borrowings under our new credit facility entered into by Communications. Our principal uses of cash will be debt service requirements to service our debt described below, capital expenditures and acquisitions and investments.

Debt service. On a pro forma basis, as of September 30, 2000, we had: (a) total indebtedness of $615.0 million; and (b) approximately $76.0 million of borrowings available under our new credit facility, subject to customary conditions.

New credit facility. The term loan facility under the new credit facility consists of a $100.0 million amortizing term loan A maturing six and one-half years after the closing date of the new credit facility and a $315.0 million amortizing term loan B maturing seven years after that closing date, or eight years after the closing date if our existing 9 1/4% notes are repaid or defeased within six and one-half years after the closing date. The new credit facility also includes a $80.0 million revolving credit facility. The revolving credit facility may be increased by up to $50.0 million at our request, with the consent of the lenders providing the increased revolving commitments, and will terminate six and one-half years of the closing date.

  Borrowings under the new credit facility generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted London-interbank offered rate, or LIBOR. The applicable margin, until approximately six months after the closing date, is 3.00% over LIBOR and 1.75% over the base rate for borrowings under the revolving credit facility and for term loan A, and 3.50% over LIBOR and 2.25% over the base rate for term loan B. Thereafter, the applicable margin for revolving credit loans and term A loans will vary based upon our ratio of consolidated debt to EBITDA, as defined in the new credit facility. The obligations of Communications under the new credit facility are guaranteed by Advanstar and all of the existing and future domestic subsidiaries of Communications, and will be secured by substantially all of the assets of Advanstar and the subsidiary guarantors, including a pledge of the capital stock of all our existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by Advanstar or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of Communications and its domestic subsidiaries, and a pledge of Communication's capital stock by Advanstar. The new credit facility contains customary covenants, including covenants that limit our ability to incur debt, pay dividends and make investments, and customary events of default.

Senior Subordinated Notes. The senior subordinated notes issued in conjunction with the MAGIC acquisition are unsecured obligations of Communications, limited to $150.0 million aggregate principal amount, and will mature on May 1, 2008. Each note bears interest at 9.25%, payable semiannually. The notes are redeemable at Communications' option after May 1, 2003 through April 30, 2006 at specified premiums, and at par thereafter. Upon the occurrence of the change of control, each holder of the notes may require Advanstar to repurchase all or any part of the notes held by such holder at an offer price in cash equal to 101% of the aggregate principal amount thereof, plus accrued interest and other specified costs to the date of repurchase.

         On November 10, 2000, Communications launched the change of control offer, which is expected to expire on January 4, 2001. The Company expects to finance the repurchase of all tendered notes with proceeds from the issuance by Communications of new senior subordinated notes or bridge notes. The Company has not received any commitment with respect to the new senior subordinated notes, but has received a commitment for the bridge notes from DLJ Bridge Finance, Inc., although the commitment is subject to various conditions, including the absence of any material adverse change. If those conditions cannot be satisfied, then the Company will be required to obtain alternative financing to repurchase the notes, and there can be no assurance that it would be able to obtain such financings on acceptable terms or at all. If Communications issues new senior subordinated notes, the notes are expected to require semiannual interest payments in cash and to have a maturity of ten years after issuance. The covenants are expected to be customary and substantially similar to those contained in the existing senior subordinated notes. The notes are expected to be guaranteed by Communications' domestic restricted subsidiaries.

         If Communications issues the bridge notes, the notes are expected to bear interest at a rate equal to 13.5% per annum, subject to increase after three months and then every three months thereafter at a rate equal to the higher of (I) the prime rate plus a margin that increases by 0.5% every three months, (ii) the rate borne by Treasury securities with a maturity closest to the bridge notes plus a margin that increases by 0.5% every three months, (iii) the DLJ High Yield Index Rate plus a margin that increases by 0.5% every three months, and (iv) the initial interest rate plus 0.5% every three months. The interest rate may not exceed 17.0% or be less than 10.0%, and interest in excess of 15.0% may be paid in kind. The bridge notes will mature one year after issuance, subject to automatic extension to a date six months after the original final maturity of the new credit facility if, on the first anniversary, no default under the bridge notes, the new credit facility or any other material debt has occurred and is continuing and all fees and expenses payable to DLJ Bridge Finance, Inc. have been paid in full. The bridge notes will be subject to mandatory prepayment with the net cash proceeds of asset sales and debt and equity issuances, subject to specified exceptions. The bridge notes are expected to include customary covenants, including limitations on debt, investments and the payment of dividends, and customary events of default.

Parent Company Notes. As part of the financing for the Acquisition, Advanstar issued senior discount notes due 2011. These notes will not require cash interest payments until 2005 and contain customary covenants and events of default, including covenants that limit the ability of Advanstar and its subsidiaries to incur debt, pay dividends and make investments. Neither Communications nor any of its subsidiaries guaranteed the notes. However, Advanstar is a holding company and its ability to pay interest on these notes will be dependent upon the receipt of dividends from its subsidiaries, including Communications. The new credit facility and the senior subordinated notes impose substantial restrictions on Communication's ability to pay dividends.

Acquisitions and Investments. We are party to several put/call agreements under which we will be required to purchase joint venture interests from our partners. The aggregate consideration that we would be required to pay under these agreements is approximately $14.0 million, including $9.0 million that was funded in the fourth quarter of 2000 to purchase the minority interest of our venture partner in one of our subsidiaries. We funded that consideration with borrowings under our revolving credit facility.

         Our business strategy includes the consummation of acquisitions. In connection with any future acquisitions, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments.

Source of funds. We generally operate with negative working capital, excluding cash and current maturities of long-term debt, due to the impact of deferred revenue from trade shows, which is billed and collected as deposits up to one year in advance of the respective trade show. Consequently, our existing operations are expected to maintain very low or negative working capital balances, excluding cash and current maturities of long-term debt. We anticipate that our operating cash flow, together with borrowings under the new credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due, other than the repayment obligation under the senior subordinated notes, as described above. However, our ability to make scheduled payments of principal of, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. From time to time we will continue to explore additional financing methods and other means to lower our cost of capital, which could include stock issuance or debt financing and the application of the proceeds therefrom to the repayment of bank debt or other indebtedness.

Historical

         Historically, our financing requirements have been funded through cash generated by operating activities, the sale of additional shares of common stock to our stockholder, revolving and term loan borrowings and, in 1998, the issuance of $150.0 million of senior subordinated notes.

Cash flows from operating activities. Net cash provided by operations decreased $10.8 million, or 28.0%, to $27.9 million for the nine months ended September 30, 2000 from $38.7 million for the comparable period of 1999. The decrease was primarily due to a reduction in earnings before non-cash stock option compensation, depreciation, amortization and gains of $4.7 million and an increase in working capital items of $6.1 million in the nine months ended September 30, 2000.

Cash flows from investing activities. Net cash used in investing activities decreased $137.2 million to $18.4 million for the nine months ended September 30, 2000 from $155.7 million for the comparable period of 1999. The decrease was primarily due to a reduction in acquisition activity in 2000, an increase in proceeds received on the sale of certain of our properties, partially offset by an increase in fixed asset expenditures more fully discussed below.

Cash flows from financing activities. Net cash provided by financing activities decreased to a use of cash of $9.3 million for the nine months ended September 30, 2000 from a source of cash of $112.2 million for the comparable period of 1999. This decrease was principally due to our financing of fewer acquisitions in 2000 in comparison to 1999, and repayments of our long-term debt. In July 1999, we also obtained an additional $138.0 million in term debt financing that was used to fund the Larkin acquisition.

Capital expenditures. Capital expenditures increased $9.6 million to $15.6 million for the nine months ended September 30, 2000 from $6.0 million for the comparable period of 1999. The increase was primarily due to the consolidation of multiple office locations in New York into a single office location and other strategic investments, including the development of web-sites to extend our market communities to the online environment of the Internet. Capital expenditures have been financed by our cash flows from operations.

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

Interest. We rely significantly on long-term floating rate and fixed rate debt in our capital structure. At September 30, 2000, our pro forma debt totaled $615.0 million of which $258.0 million was either fixed rate debt or covered by interest rate cap agreements limiting our interest rate exposure at 10.25% - 11.5%.

         At September 30, 2000, on a pro forma basis after the effect of the Acquisition, we had fixed rate debt of $200.0 million and floating rate debt of $415.0 million. Holding other variables constant (such as debt levels), a one percentage point decrease in interest rates would have a net increase in the fair market value of the fixed rate debt of approximately $13.6 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be a reduction of $4.2 million, holding other variables constant and excluding the impact of our interest rate cap agreements.

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

         Our strategy for management of currency risk relies primarily upon conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. At September 30, 2000 there were open foreign exchange derivative contracts with a notional amount totaling $3.9 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to $0.4 million. Actual results may differ. There were no material forward exchange contracts outstanding at September 30, 1999.

PART II  Other Information



Item 4.         Submissions of Matters to a Vote of Security Holders.

                On August 14, 2000, the sole stockholder of the Company approved by written consent the Agreement and Plan of Merger among the Company, Advanstar Holdings Corp. (formerly known as Jetman Acquisition Corp.), Junior Jetman Corp. and the sole stockholder of the Company.

Item 6.         Exhibits and Reports filed on Form 8-K

Item 6(a).      Exhibits

                2.1 Agreement and Plan of Merger dated August 14, 2000, among the Company, Advanstar Holdings Corp. (formerly known as Jetman Acquisition Corp.), Junior Jetman Corp. and AHI Advanstar LLC (filed as Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on October 26, 2000, and incorporated by reference herein).

                10.1 Employment Agreement dated August 14, 2000 by and between the Company and Robert L. Krakoff.

                10.2 Employment Agreement dated August 14, 2000 by and between the Company and James M. Alic.

                27 Financial Data Schedule for the three months ended September 30, 2000.

                99.1 Press release of the Company dated August 14, 2000 (filed as Exhibit 99.1 to Form 8-K filed with the Securities and Exchange Commission on October 26, 2000 and incorporated by reference herein).

Item 6(b).      Reports on Form 8-K

                Advanstar filed no reports on Form 8-K during the quarter ended September 30, 2000.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Advanstar, Inc.


                                    By:   /s/   David w. montgomery

Date: November 14, 2000
                                                David W. Montgomery
                                          Vice President - Finance and
                                             Chief Financial Officer
                                             (Authorized Officer and
                                           Principal Financial Officer)

                                Advanstar, Inc.
                                 Exhibit Index

Exhibit No.

 2.1 Agreement and Plan of Merger dated August 14, 2000, among the Company, Advanstar Holdings Corp. (formerly known as Jetman Acquisition Corp.), Junior Jetman Corp. and AHI Advanstar LLC (filed as Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on October 26, 2000, and incorporated by reference herein).

10.1 Employment Agreement dated August 14, 2000 by and between the Company and Robert L. Krakoff.

10.2 Employment Agreement dated August 14, 2000 by and between the Company and James M. Alic.

27            Financial Data Schedule for the three months ended September 30,
              2000.

99.1          Press release of the Company dated August 14, 2000 (filed as
              Exhibit 99.1 to Form 8-K filed with the Securities and Exchange Commission on October 26, 2000 and incorporated by reference herein).