Form 10-Q
period 2001-09-30
ADVANSTAR INC
filed 2001-11-14
CIK 1064243

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

^X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001


                        COMMISSION FILE NUMBER: 333-61386

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of November 14, 2001, 100 shares of the Registrant's common stock were outstanding.

PART I            FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:


                                                                                                    PAGE IN THIS
                                                                                                     QUARTERLY
                                                                                                       REPORT
                                                                                                       ------
                    Condensed Consolidated Balance Sheets at  September 30, 2001 (unaudited)
                        and December 31, 2000......................................................      2

                    Condensed Consolidated Statements of Operations (unaudited) for the three
                        months ended September 30, 2001 and 2000...................................      3

                    Condensed Consolidated Statements of Operations (unaudited) for the nine
                        months ended September 30, 2001 and 2000...................................      4

                    Condensed Consolidated Statements of Cash Flows (unaudited) for the
                         nine months ended September 30, 2001 and 2000.............................      5

                    Notes to Condensed Consolidated Financial Statements (unaudited)...............      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....      12

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.................................      22

PART II           OTHER INFORMATION

ITEM 4.             Submissions of Matters to a Vote of Security Holders...........................      24

ITEM 6(a).          Exhibits.......................................................................      24

ITEM 6(b).          Reports on Form 8-K............................................................      24

                    Signature......................................................................      25

                    Exhibit Index..................................................................      26

                    Exhibits.......................................................................

                                 ADVANSTAR, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                                      2001          2000
                                                                                      ----          ----
                                                                                  (UNAUDITED)

                                        ASSETS
Current Assets
     Cash and cash equivalents ...........................................     $    17,835      $    17,581
     Investments .........................................................           1,219            1,219
     Accounts receivable, net ............................................          28,881           31,193
     Prepaid expenses ....................................................          24,184           19,300
     Other ...............................................................           1,585            1,799
                                                                               -----------      -----------
          Total current assets ...........................................          73,704           71,092
                                                                               -----------      -----------

Property, plant and equipment, net .......................................          32,781           32,334
Goodwill and intangible assets, net ......................................         884,874          908,291
Deferred income taxes ....................................................           8,933            8,933
Other assets .............................................................             460              785
                                                                               -----------      -----------
          Total Assets ...................................................     $ 1,000,752      $ 1,021,435
                                                                               ===========      ===========


                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
     Current maturities of long-term debt ................................     $    11,950      $    13,150
     Accounts payable ....................................................          25,576           23,334
     Accrued liabilities .................................................          31,970           21,517
     Deferred revenue ....................................................          34,069           69,004
                                                                               -----------      -----------
          Total current liabilities ......................................         103,565          127,005
                                                                               -----------      -----------
Long-term debt, net of current maturities ................................         639,463          594,971
Other long-term liabilities ..............................................           4,169            5,448
Minority interests .......................................................           8,543           10,435
Commitments and contingencies
Stockholder's Equity
     Common stock, $.01 par value; 10,000 shares authorized; 100 shares
        issued and outstanding at September 30, 2001 and December 31, 2000              --               --
     Capital in excess of par ............................................         310,424          304,808
     Accumulated deficit .................................................         (54,357)         (22,136)
     Accumulated other comprehensive income (loss) .......................         (11,055)             904
                                                                               -----------      -----------
          Total stockholder's equity .....................................         245,012          283,576
                                                                               -----------      -----------
          Total liabilities and stockholder's equity .....................     $ 1,000,752      $ 1,021,435
                                                                               ===========      ===========


            See notes to condensed consolidated financial statements.

                                 ADVANSTAR, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS - UNAUDITED)


                                                             SUCCESSOR     PREDECESSOR
                                                           ----------------------------
                                                           THREE MONTHS   THREE MONTHS
                                                              ENDED          ENDED
                                                           SEPTEMBER 30,  SEPTEMBER 30,
                                                               2001           2000
                                                           ----------------------------
Net revenue ............................................     $ 81,475      $ 96,479
                                                             --------      --------
Operating expenses:
     Costs of production ...............................       14,231        17,719
     Selling, editorial and circulation ................       31,390        38,862
     General and administrative ........................        9,255         9,346
     Depreciation and amortization .....................       18,678        14,055
                                                             --------      --------
          Total operating expenses .....................       73,554        79,982
                                                             --------      --------
Operating income .......................................        7,921        16,497
Other expense:
     Interest expense, net .............................      (16,777)      (12,358)
        Other expense, net .............................         (296)       (2,655)
                                                             --------      --------

Income (loss) before income taxes and minority interests       (9,152)        1,484
Provision for income taxes .............................           32         1,698
Minority interests .....................................          392          (292)
                                                             --------      --------
Net loss ...............................................     $ (8,792)     $   (506)
                                                             ========      ========



            See notes to condensed consolidated financial statements.

                                 ADVANSTAR, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS - UNAUDITED)


                                                             SUCCESSOR     PREDECESSOR
                                                           ----------------------------
                                                            NINE MONTHS    NINE MONTHS
                                                               ENDED          ENDED
                                                           SEPTEMBER 30,  SEPTEMBER 30,
                                                                2001           2000
                                                           ----------------------------
Net revenue ............................................     $ 287,102      $ 304,586
                                                             ---------      ---------
Operating expenses:
     Costs of production ...............................        55,304         59,858
     Selling, editorial and circulation ................       117,254        123,548
     General and administrative ........................        39,210         36,721
     Restructuring charge and other ....................         3,789             --
     Depreciation and amortization .....................        52,613         39,039
                                                             ---------      ---------
          Total operating expenses .....................       268,170        259,166
                                                             ---------      ---------
Operating income .......................................        18,932         45,420
Other income (expense):
     Interest expense, net .............................       (50,672)       (36,804)
        Other income (expense), net ....................         1,162         (1,889)
                                                             ---------      ---------
Income (loss) before income taxes and minority interests       (30,578)         6,727
Provision (benefit) for income taxes ...................        (1,839)         8,419
Minority interests .....................................          (374)        (1,003)
                                                             ---------      ---------
Loss before extraordinary item and accounting change ...       (29,113)        (2,695)
Extraordinary item - early extinguishment of debt, net .        (2,556)            --
Cumulative effect of accounting change, net ............          (552)            --
                                                             ---------      ---------
Net loss ...............................................     $ (32,221)     $  (2,695)
                                                             =========      =========



            See notes to condensed consolidated financial statements.

                                 ADVANSTAR, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)


                                                                         SUCCESSOR      PREDECESSOR
                                                                        ----------------------------
                                                                        NINE MONTHS     NINE MONTHS
                                                                           ENDED           ENDED
                                                                        SEPTEMBER 30,  SEPTEMBER 30,
                                                                            2001           2000
                                                                        ----------------------------
Operating Activities
  Net loss ........................................................     $ (32,221)     $  (2,695)
  Adjustments to reconcile net loss to net cash provided by
      operating activities, excluding effects of acquisitions:
    Extraordinary item - early extinguishment of debt .............         2,538             --
    Restructuring charge and other ................................         1,299             --
    Depreciation and amortization .................................        52,613         39,039
    Non-cash interest .............................................        10,219            899
      Non-cash stock option compensation ..........................            --         (3,008)
    Loss on sales of assets and other .............................           414            952
    Gain on sale of investments ...................................            --           (771)
    Changes in operating assets and liabilities ...................       (33,666)        (6,539)
                                                                        ---------      ---------
        Net cash provided by operating activities .................         1,196         27,877
                                                                        ---------      ---------
Investing Activities
  Additions to property, plant and equipment ......................       (10,744)       (15,558)
  Acquisition of publications and trade shows, net of cash acquired       (14,583)       (12,359)
  Proceeds from sale of investments and other assets ..............            18          9,479
                                                                        ---------      ---------
      Net cash used in investing activities .......................       (25,309)       (18,438)
                                                                        ---------      ---------
Financing Activities
  Net proceeds from revolving credit facility .....................        34,000             --
  Repayments of long-term debt ....................................      (195,000)        (9,328)
  Borrowings of long-term debt ....................................       189,893             --
  Capital contributions ...........................................         5,616             --
  Long-term debt financing costs ..................................        (9,349)            --
                                                                        ---------      ---------
        Net cash provided by (used in) financing activities .......        25,160         (9,328)
                                                                        ---------      ---------
Effect of exchange rate changes on cash and cash equivalents ......          (793)           (85)
                                                                        ---------      ---------
Net increase in cash and cash equivalents .........................           254             26
Cash and cash equivalents, beginning of period ....................        17,581         11,237
                                                                        ---------      ---------
Cash and cash equivalents, end of period ..........................     $  17,835      $  11,263
                                                                        =========      =========



            See notes to condensed consolidated financial statements.

                                 ADVANSTAR, INC.

              Notes to condensed consolidated financial statements


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar, Inc. (the Company) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements, however, should be read in conjunction with the audited financial statements and the related notes for the year ended December 31, 2000 included in the Company's Form S-1 as filed on September 27, 2001, as amended pursuant to Rule 424(b)(3) of the Securities and Exchange Act of 1933, and filed with the Securities and Exchange Commission on October 2, 2001. The results of operations for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2001.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

On June 29, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." These Statements provide that business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions consummated before July 1, 2001. Intangible assets acquired in a business combination must be recorded separately from goodwill and acquired goodwill and intangible assets with indefinite lives are not amortized, but will be tested for impairment annually or whenever there is an impairment indicated. Effective January 1, 2002, existing goodwill will no longer be subject to amortization. Management is currently reviewing the provisions of these Statements and their impact on the Company's results of operations.

3. DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires that derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivative financial instruments must be recognized currently in earnings unless specific hedge accounting criteria are met. For those instruments which meet the criteria, gains and losses may be recognized in other comprehensive income rather than in current earnings.

The Company's adoption of SFAS No. 133 on January 1, 2001, resulted in the pre-tax cumulative effect of an accounting change of approximately $0.9 million reduction to income and an approximately $0.2 million reduction to other comprehensive income.

The Company uses derivative instruments to manage exposures to foreign currency and interest rate risks. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Certain forecasted transactions are exposed to foreign currency risk. Principal currencies hedged include the Euro, British Pound and Brazilian Real. Forward contracts used to hedge forecasted international revenue for up to 15

                                 ADVANSTAR, INC.

              Notes to condensed consolidated financial statements


months in the future are designated as cash flow hedging instruments. Forward contracts not designated as hedging instruments under SFAS No. 133 are also used to manage the impact of the variability in exchange rates.

Variable rate debt instruments are subject to interest rate risk. The Company has entered into interest rate collar and cap agreements with remaining maturities of up to 29 months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations.

Other expense includes a charge of approximately $0.9 million for the three and nine months ended September 30, 2001, which represents the amount of hedge ineffectiveness and changes in fair value of derivative instruments not designated as hedging instruments. Other comprehensive income includes net losses of approximately $4.9 million and $7.5 million, respectively, for the three and nine months ended September 30, 2001.

4. RESTRUCTURING CHARGE

In March 2001, the Company announced plans to more tightly focus the activities of Advanstar.com, Inc. (Advanstar. Com). These plans will have the effect of more closely integrating many of the sales, marketing, technology and operating functions of Advanstar.com with Advanstar Communications Inc. and its core activities in publishing, tradeshows, and marketing services. As a result, Advanstar.com will reduce the number of internet products scheduled for introduction in 2001. These actions resulted in a first quarter restructuring charge of $3.5 million and a second quarter charge of $0.3 million, including severance related payments of $0.7 million and facility closure costs of approximately $1.0 million, asset impairments of $1.3 million and $0.8 million of other contractual commitments, and an accrual of $2.2 million. This decision by the Company will result in a reduction in the work force of approximately 62 employees, and the closing of two offices. Costs incurred and charged to the reserves as of September 30, 2001 amounted to $0.7 million in severance related costs and $0.4 million related to facility closure costs and payments under contractual commitments. The balance of the accrual at September 30, 2001 was $1.1 million. These restructuring activities are expected to be completed by the end of 2001, except for facility lease costs, which continue through June 2010. The asset impairment consisted of leasehold improvements from a facility the Company vacated.

5. DEBT

On January 9, 2001, in connection with the acquisition of the Company by a group of investors, including DLJ Merchant Banking Partners III L.P., the 9.25% senior subordinated notes due 2008 (Notes) were tendered at an offer price in cash equal to 101% of the aggregate principal amount, plus accrued interest. The Company financed the repurchase of the Notes with bridge financing. The premium paid on the tender of the Notes of $1.5 million is reflected, net of income tax, as an extraordinary item in the accompanying 2001 condensed consolidated statement of operations.

On February 21, 2001, the Company issued $160.0 million of unsecured, 12% senior subordinated notes due 2011(Replacement Notes). Interest on the Replacement Notes is payable semi-annually on February 15th and August 15th of each year commencing on August 15, 2001. The Replacement Notes are fully and unconditionally guaranteed on a senior subordinated basis, by the Company and its wholly-owned domestic subsidiaries.

Concurrently with the issuance of the Replacement Notes, the Company issued units comprised of 15% senior discount notes (the Discount Notes), with an aggregate principal amount at maturity of approximately $68.6 million, and warrants to purchase shares of common stock of Advanstar Holdings Corp. (Holdings), for consideration of

                                 ADVANSTAR, INC.

              Notes to condensed consolidated financial statements


approximately $34.8 million. The Company contributed the proceeds from the issuance of the Discount Notes to Advanstar Communications Inc. The Discount Notes bear interest at 15 percent, payable semiannually beginning October 2005, and have an implied yield to maturity of 17.2 percent. The Discount Notes are redeemable at the Company's option at specified premiums through 2007, and at par thereafter, and may be redeemed at a premium upon a qualifying change of control of the Company. The deemed fair value of the warrants of approximately $5.6 million was contributed by Holdings to the Company and recorded as a capital contribution.

The Company used the proceeds from issuance of the Replacement Notes and the Discount Notes to repay and terminate the bridge financing and to repay approximately $45.0 million of term loan borrowings under the credit facility. The Company charged-off deferred financing costs of approximately $1.6 million, net of income taxes, during the first quarter of 2001. This charge is reflected as an extraordinary item in the accompanying 2001 condensed consolidated statement of operations.

     Long-term debt consists of the following (in thousands):


                                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                                    2001           2000
                                                                                ------------   ------------
     Term loan A, interest at LIBOR plus 3.00%, 6.50% at September 30, 2001,
        due quarterly through April 11, 2007                                     $  89,200      $ 100,000
     Term loan B, interest at LIBOR plus 3.50%, 7.00% at September 30, 2001,
        due quarterly through October 11, 2008                                     280,800        315,000
     Revolving credit facility, interest at LIBOR plus 3.00%, 6.44% at
        September 30, 2001, due April 11, 2007                                      34,000             --
     Senior subordinated notes at 12.00% due 2011                                  160,000             --
     Acquisition note payable, interest at 5.50% due monthly through 2004            6,000             --
     Senior discount notes at 15.00% due October 11, 2011, net of discount          81,413         43,121
     Senior subordinated notes at 9.25% due 2008                                        --        150,000
                                                                                 ---------      ---------
                                                                                   651,413        608,121

     Less- Current maturities                                                      (11,950)       (13,150)
                                                                                 ---------      ---------
                                                                                 $ 639,463      $ 594,971
                                                                                 =========      =========


The Company's credit facility contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. Additionally, certain financial covenants under the Replacement Notes include a maximum leverage ratio, limitations on certain asset dispositions, payments, debt incurrence, dividends and other restricted payments. The Company was in compliance with all covenants as of September 30, 2001.

                                 ADVANSTAR, INC.

              Notes to condensed consolidated financial statements


6. COMPREHENSIVE LOSS

The tables below present comprehensive loss, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands).


                                                                             SUCCESSOR     PREDECESSOR
                                                                             ---------     -----------
                                                                               THREE          THREE
                                                                           MONTHS ENDED    MONTHS ENDED
                                                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                                               2001           2000
                                                                           -----------------------------
     Net loss ..........................................................     $ (8,792)     $   (506)
     Change in cumulative translation adjustment .......................       (1,317)       (1,776)
     Change in unrealized gains on securities arising during the period            --        10,035
     Change in unrealized losses on derivative financial
         instruments, net of tax .......................................       (4,915)           --
                                                                             --------      --------

     Comprehensive loss ................................................     $(15,024)     $  7,753
                                                                             ========      ========


                                                                             SUCCESSOR     PREDECESSOR
                                                                             ---------     -----------
                                                                               NINE           NINE
                                                                           MONTHS ENDED    MONTHS ENDED
                                                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                                               2001           2000
                                                                           -----------------------------
     Net loss ..........................................................     $(32,221)     $ (2,695)
     Change in cumulative translation adjustment .......................       (4,496)       (3,304)
     Change in unrealized gains on securities arising during the period            --       (12,196)
     Less reclassification adjustments for losses included in net income           --        (3,663)
     Change in unrealized losses on derivative financial
         instruments, net of tax .......................................       (7,464)           --
                                                                             --------      --------

     Comprehensive loss ................................................     $(44,181)     $(21,858)
                                                                             ========      ========

                                 ADVANSTAR, INC.

              Notes to condensed consolidated financial statements


7. SEGMENT INFORMATION


                                              TRADE SHOWS                                    CORPORATE
                                                  AND           TRADE         MARKETING         AND
                                              CONFERENCES    PUBLICATIONS     SERVICES         OTHER          TOTALS
                                              -----------    ------------     --------         -----          ------
                                                                           (IN THOUSANDS)
     THREE MONTHS ENDED SEPTEMBER 30, 2001
     (SUCCESSOR)
     Revenues ............................     $   42,797     $   33,757     $    3,780     $    1,141      $   81,475
     Gross profit ........................         26,473          7,581          1,904           (104)         35,854
     Segment assets ......................        671,109        166,138          1,948        161,520       1,000,715

     ------------------------------------------------------------------------------------------------------------------

     THREE MONTHS ENDED SEPTEMBER 30, 2000
     (PREDECESSOR)
     Revenues ............................     $   54,027     $   37,108     $    4,212     $    1,132      $   96,479
     Gross profit ........................         28,401         10,070          2,072           (645)         39,898
     Segment assets ......................        459,015        227,308          2,479        102,780         791,582


                                              TRADE SHOWS                                    CORPORATE
                                                  AND           TRADE         MARKETING         AND
                                              CONFERENCES    PUBLICATIONS     SERVICES         OTHER          TOTALS
                                              -----------    ------------     --------         -----          ------
                                                                           (IN THOUSANDS)
     NINE MONTHS ENDED SEPTEMBER 30, 2001
     (SUCCESSOR)
     Revenues ............................     $  162,471     $  109,130     $   12,426     $    3,075      $  287,102
     Gross profit ........................         81,783         26,921          6,169           (329)        114,544
     Segment assets ......................        671,109        166,138          1,948        161,520       1,000,715

     ------------------------------------------------------------------------------------------------------------------

     NINE MONTHS ENDED SEPTEMBER 30, 2000
     (PREDECESSOR)
     Revenues ............................     $  173,067     $  116,018     $   13,300     $    2,201      $  304,586
     Gross profit ........................         81,796         33,063          6,681           (360)        121,180
     Segment assets ......................        459,015        227,308          2,479        102,780         791,582

                                 ADVANSTAR, INC.

              Notes to condensed consolidated financial statements


      The reconciliation of total segment gross profit to consolidated pre-tax income (loss) is as follows (in thousands):


                                                    SUCCESSOR     PREDECESSOR
                                                   --------------------------
                                                      THREE          THREE
                                                      MONTHS         MONTHS
                                                      ENDED          ENDED
                                                   SEPTEMBER 30,  SEPTEMBER 30,
                                                       2001           2000
                                                    ---------      ---------
          Total segment gross profit ..........     $  35,854      $  39,898
          General and administrative expense ..        (9,255)        (9,346)
          Depreciation and amortization .......       (18,678)       (14,055)
          Other expense .......................       (17,073)       (15,013)
                                                    ---------      ---------
          Income (loss) before income taxes and
             minority interest ................     $  (9,152)     $   1,484
                                                    =========      =========


                                                    SUCCESSOR     PREDECESSOR
                                                   --------------------------
                                                      NINE           NINE
                                                      MONTHS         MONTHS
                                                      ENDED          ENDED
                                                   SEPTEMBER 30,  SEPTEMBER 30,
                                                       2001           2000
                                                    ---------      ---------
          Total segment gross profit ..........     $ 114,544      $ 121,180
          General and administrative expense ..       (39,210)       (36,721)
          Restructuring charge ................        (3,789)            --
          Depreciation and amortization .......       (52,613)       (39,039)
          Other expense .......................       (49,510)       (38,693)
                                                    ---------      ---------
          Income (loss) before income taxes and
             minority interest ................     $ (30,578)     $   6,727
                                                    =========      =========

8. RELATED PARTY TRANSACTIONS

FINANCIAL ADVISORY FEES AND AGREEMENTS

Credit Suisse First Boston Corporation (CSFB), an affiliate of the DLJ Merchant Banking funds, acted as the Company's financial advisor in connection with the issuance, and was an initial purchaser, of the Replacement Notes and the Discount Notes. The Company paid customary fees to CSFB as compensation for those services. DLJ Capital Funding, an affiliate of the DLJ Merchant Banking funds, received customary fees and reimbursement of expenses in connection with the bridge financing. The aggregate amount of all fees paid to the CSFB entities in connection with these financings during 2001 was approximately $7.3 million, plus out-of-pocket expenses.

Advanstar Holdings Corp. has agreed to pay CSFB an annual advisory fee of $0.5 million, until the earlier to occur of (1) an initial public offering of Holdings, (2) the date when the DLJ Merchant Banking funds own less than 16-2/3% of the shares of Holdings' common stock held by them on the closing date of the acquisition and (3) October 11, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

      This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements, including statements about plans and objectives of management and market growth and opportunity. These forward-looking statements are neither promises nor guarantees and involve risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. You should not expect that these forward-looking statements will be updated or supplemented as a result of changing circumstances or otherwise, and we disavow and disclaim any obligation to do so. Important cautionary statements and risk factors that would affect actual results are discussed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including those under the caption entitled "Risk Factors" in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 27, 2001, as amended pursuant to Rule 424(b)(3) of the Securities and Exchange Act of 1933, and filed with the Securities and Exchange Commission on October 2, 2001.

GENERAL

      Advanstar, Inc., is a worldwide provider of integrated, B-to-B marketing communications products and services for targeted industry sectors, principally through trade shows and conferences and through controlled circulation trade, business and professional magazines. We also provide a broad range of other marketing services products, including classified advertising, direct mail services, reprints, database marketing, guides, and reference books.

      We report our business in three segments:

      o trade shows and conferences, which consists primarily of the management of trade shows and seminars held in convention and conference centers;
      o trade publications, which consists primarily of the creation and distribution of controlled circulation trade, business and professional magazines; and
      o marketing services, which consists primarily of sales of a variety of direct mail and database products, magazine editorial reprints, and classified advertising.

      In addition to our trade shows, trade publications and marketing services, we deliver our integrated business-to-business marketing communications products and services to our customers using the internet, which we conduct through our separate subsidiary, Advanstar.com. Our internet activities are still in the development stage, and as such, its revenue, production, selling and other direct costs are immaterial to our consolidated operations. For discussion purposes, we have included our internet activity in with our marketing services segment.

      Trade shows and conferences accounted for approximately 57% of total revenue in the nine months ended September 30, 2001 and 2000. Trade publications accounted for approximately 38% of total revenue in the nine months ended September 30, 2001 and 2000, while marketing services and other revenue accounted for approximately 5% of total revenue in the nine months ended September 30, 2001 and 2000. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC trade shows and our other large trade shows and conferences. Because trade show and conference revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

      In March 2001, we announced plans to more tightly focus the activities of Advanstar.com. These plans will have the effect of more closely integrating many of the sales, marketing, technology and operating functions of Advanstar.com with our core activities in publishing, tradeshows, and marketing services. Also, Advanstar.com will reduce the number of internet products originally scheduled for introduction in 2001.

THE ACQUISITION. As a result of the acquisition of our company by the DLJ Merchant Banking funds (the DLJ Acquisition), we have higher indebtedness and interest expense than reflected in our 2000 historical results of operations. In addition, our acquisition was accounted for under the purchase method of accounting resulting in non-cash depreciation and amortization charges in future periods that will be significantly higher than that reflected in our 2000 historical financial information.

      During the first quarter of 2001, we recorded an extraordinary charge of approximately $2.6 million, net of a deferred tax benefit of approximately $1.5 million, in connection with the repayment of the 9.25% senior subordinated notes and the write-off of deferred financing fees related to the bridge facility. The 9.25% senior subordinated notes were refinanced with the proceeds of the 12.00% senior subordinated notes and the concurrent offering of additional senior discount notes. See notes to the condensed consolidated financial statements in
Item 1 for further details.

      STOCK OPTION COMPENSATION. We account for stock-based compensation using the intrinsic value method. As a result, due to the variable features of option grants under our old option plan, we historically measured compensation cost as the difference between the exercise price of the options and the fair value of the shares underlying the options at the end of the period. We then recognized a non-cash compensation charge or benefit. We no longer have a variable-feature benefit plan after the acquisition and will therefore not recognize stock option compensation charges under the plan as currently in effect. Our results in 2000, including our EBITDA, were positively impacted by non-cash compensation benefits recognized due to a decrease in the fair value of the shares underlying the options at the end of the period.

      EFFECT OF EVENTS OF SEPTEMBER 11, 2001. We expect the events of September 11th to have a slight impact on our 2001 results. The continued effects of these events are difficult to forecast at the present time, however, the fundamental value proposition encompassed in our trade shows and publications remain unchanged. We have experienced some cancellations in ad pages, primarily in our travel industry publications, attributable to the events of September 11th. We have also rescheduled two of our events, Femme and New England Abilities, to the 4th quarter, which were originally scheduled to take place in the 3rd quarter. In addition to rescheduling these two events, we also cancelled a small conference in Paris as a result of international travel restrictions instituted by the FDA in early October. Our other 4th quarter events are expected to take place as scheduled.

SOURCES OF REVENUE
      TRADE SHOWS AND CONFERENCES. The trade shows and conferences segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at its events. Paid attendance and conference fees make up less than 10% of total trade show revenue. Events are generally held on an annual basis in major metropolitan or convention areas such as New York City or Las Vegas. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as a year in advance. The sale of exhibit space is affected by the on-going quality and quantity of attendance, venue selection and availability, industry life cycle and general market conditions. Revenue and related direct event expenses are recognized in the month in which the event is held. Cash is collected in advance of an event and is recorded on our balance sheet as deferred revenue.

      PUBLICATIONS. The publications segment derives revenue principally from the sale of advertising in its business-to-business magazines. Additionally, certain publications derive revenue from paid subscriptions, custom publishing and sponsorship activities. Paid subscriptions comprise less than 3% of total publishing revenue. Most publications are produced monthly with advertising sold both on an annual schedule and single insertion basis. The sale of advertising is affected by new product releases, circulation quality, readership and general market conditions. Advertising revenue is recognized on the publication issue date and subscription revenue, if any, is recognized over the subscription period, typically one year.

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

      PUBLICATIONS. Costs incurred by the trade publications segment include printing, paper and postage; selling and promotion; editorial and prepress; and circulation acquisition and fulfillment. Additionally, publisher and sales staff costs, and production, editorial and circulation staff costs, with related payroll taxes and benefits, are charged to the publications. We outsource the actual printing of our publications.

      MARKETING SERVICES. Costs of the marketing services segment include printing and distribution costs, database administration fees and selling and product development salaries and related payroll taxes and benefits. Costs of our internet activities include web-hosting and maintenance, content conversion and development, salaries and related payroll taxes and benefits.

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

     To calculate EBITDA for the three months ended September 30, 2000, we reduced operating income by $0.6 million, to reflect minority interest. The adjustment was not significant for the three months ended September 30, 2001. To calculate EBITDA for the nine months ended September 30, 2001 and 2000, we reduced operating income by $1.0 million and $2.0 million, respectively, to reflect minority interest.


                                                            SUCCESSOR                    PREDECESSOR
                                                   -----------------------------------------------------------
                                                   THREE MONTHS     NINE MONTHS   THREE MONTHS   NINE MONTHS
                                                       ENDED           ENDED          ENDED         ENDED
                                                   SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                       2001            2001           2000          2000
                                                       ----            ----           ----          ----
In thousands
Net revenue:
     Trade shows and conferences .............     $  42,797      $ 162,471      $  54,027      $ 173,067
     Publications ............................        33,757        109,130         37,108        116,018
     Marketing services and other ............         4,921         15,501          5,344         15,501
                                                   ---------      ---------      ---------      ---------
          Total net revenues .................        81,475        287,102         96,479        304,586
Production, selling and other direct expenses:
     Trade shows and conferences .............        16,324         80,688         25,626         91,271
     Publications ............................        26,176         82,209         27,038         82,955
     Marketing services and other ............         3,121          9,661          3,917          9,180
                                                   ---------      ---------      ---------      ---------
          Total production, selling and other
             direct expenses .................        45,621        172,558         56,581        183,406
General and administrative expenses ..........        12,172         48,105         14,149         44,539
Restructuring charge .........................            --          3,789             --             --
Non-cash stock option compensation ...........            --             --         (2,825)        (3,008)
Amortization .................................        15,761         43,718         12,077         34,229
                                                   ---------      ---------      ---------      ---------
          Operating income ...................         7,921         18,932         16,497         45,420
Other income (expense):
     Interest expense, net ...................       (16,777)       (50,672)       (12,358)       (36,804)
     Other income (expense) ..................          (296)         1,162         (2,655)        (1,889)
Provision (benefit) for income taxes .........            32         (1,839)         1,698          8,419
Minority interests ...........................           392           (374)          (292)        (1,003)
                                                   ---------      ---------      ---------      ---------
Loss before extraordinary item and accounting
     change ..................................     $  (8,792)     $ (29,113)     $    (506)     $  (2,695)
                                                   =========      =========      =========      =========

EBITDA .......................................     $  26,625      $  70,519      $  29,921      $  82,468

RESULTS OF OPERATIONS

      The following discussion compares our results for the three months and nine months ended September 30, 2001 to that of our predecessor's results in 2000.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUE

      Total revenue decreased $15.0 million, or 15.6%, to $81.5 million in the third quarter of 2001 from $96.5 million for the quarter ended September 30, 2000.

      Revenue from trade shows and conferences decreased $11.2 million, or 20.8%, to $42.8 million for the third quarter of 2001 from $54.0 million in the third quarter of 2000. This decrease was primarily attributable to a shift in the timing of when events take place and the discontinuation of several events in the technology, science and call center markets, partially offset by revenue growth in our core trade shows and new event launches. Revenue for the third quarter of 2001 was impacted by a net shift in timing of seven trade shows, including four major trade shows, VSDA, Sensors and two fashion and apparel events. The Sensors and the fashion and apparel events were held in the third quarter of 2000, but moved to the fourth quarter this year. VSDA was held in the third quarter of 2000, but moved to the first quarter this year. Adjusting third quarter 2000 results for all such movements, third quarter 2001 trade show revenue decreased by $1.5 million, or 3.3%.

      Revenue from publications decreased $3.3 million, or 9.0%, to $33.8 million for the third quarter of 2001 from $37.1 million in 2000. This decrease was attributable to the overall slowdown in the economy, particularly in our technology and travel markets, and the resulting reduction in marketing spending by our customers as they adjust to slowing growth in their respective industry sectors. Advertising pages decreased approximately 5.7% across our portfolio while advertising revenue per page decreased approximately 5.1% in the third quarter of 2001. The economic outlook in the publishing sector continues to be challenging, and forward visibility on our advertising revenue and pages is limited, due to the concerns of our customers related to the overall business environment. We also discontinued publication of certain magazines published in 2000. These declines were offset by revenue from our acquisitions of MOTOR AGE, AUTO BODY REPAIR NEWS and CENTRE D'APPELS magazines earlier in 2001.

      Revenue from marketing services and other was $4.9 million in the third quarter of 2001 compared to $5.3 million in the comparable period of 2000. Marketing services revenue is closely linked to our publishing operations and the decline in revenue is in line with the results of our publishing segment.

PRODUCTION, SELLING AND OTHER DIRECT EXPENSES

      Production, selling and other direct expenses decreased $11.0 million, or 19.4%, to $45.6 million for the third quarter of 2001 from $56.6 million for the comparable period of 2000.

      Expenses of trade shows and conferences decreased $9.3 million, or 36.3%, to $16.3 million for the third quarter of 2001 from $25.6 million in the third quarter of 2000. This decrease was primarily due to costs associated with the movement of events between quarters and by cost savings associated with continuing and discontinued events. Adjusting third quarter 2000 results for these movements, trade show and conference expenses in 2001 decreased by $3.6 million, or 17.9%.

      Publication production, selling and other direct expenses decreased $0.8 million, or 3.2%, to $26.2 million in the third quarter of 2001 from $27.0 million in the third quarter of 2000. This decrease was due primarily to savings attributable to our ongoing cost management reduction program and discontinued publications, partially offset by our acquisitions described above and a 8% postage increase effective January, 2001.

      Marketing services and internet production, selling and other direct expenses decreased $0.8 million to $3.1 million in the third quarter of 2001 from $3.9 million in the third quarter of 2000. This decrease was primarily due to cost savings associated with the reorganization of our internet operations in March 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses decreased $1.9 million, or 14.0%, to $12.2 million in the third quarter of 2001 from $14.1 million in the third quarter of 2000. This decrease is primarily attributable to reductions in employee bonus compensation in line with our operating results and cost savings associated with our reorganization of our internet operations, partially offset by a $0.9 million increase in depreciation related to the development and expansion of our information technology infrastructure.

      Our results in 2000 were positively impacted by non-cash compensation benefits of approximately $2.8 million recognized due to a decrease in the fair value of the shares underlying the options at the end of the period. We no longer have a variable-feature benefit plan after the acquisition and no longer recognize stock option compensation charges under the plan as currently in effect.

AMORTIZATION

      Amortization expense increased $3.7 million to $15.8 million in the third quarter of 2001 from $12.1 million in the third quarter of 2000, primarily due to increased amortization of intangible assets related to the DLJ Acquisition.

INTEREST EXPENSE

      Net interest expense increased $4.4 million, or 35.8%, to $16.8 million in the third quarter of 2001 from $12.4 million in the third quarter of 2000 due to the additional indebtedness necessary to fund the DLJ Acquisition, offset by a 155 basis point decrease in our weighted average interest rate for the period.. In February 2001, we replaced our then outstanding $150.0 million, 9.25% senior subordinated notes with $160.0 million, 12.00% senior subordinated notes, and issued our 15% senior discount notes with an aggregate principal amount at maturity of $171.8 million.

OTHER EXPENSE

      Other expense decreased $2.4 million to $0.3 million in the third quarter of 2001 from $2.7 million in the third quarter of 2000. We reported a loss on the sale of our Plastics events in the third quarter of 2000.

INCOME TAXES

      The provision for income taxes decreased $1.7 in the third quarter of 2001. This decrease was primarily due to a decrease in taxable earnings related to increased interest expense as more fully described above, partially offset by an increase in non-deductible amortization resulting from the DLJ Acquisition.

EBITDA

      EBITDA decreased $3.3 million, or 11.0%, to $26.6 million in the third quarter of 2001 from $29.9 million in the third quarter of 2000. The decrease was primarily due to a general economic downturn in our publishing segment as more fully discussed above and the effect of a net shift in the timing of seven trade shows, offset by reductions in general and administrative expense as more fully described above. Adjusting third quarter 2000 for the movement of trade shows from one quarter to another, EBITDA in the third quarter of 2001 increased by $0.7 million, or 2.7% from the third quarter of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUE

      Total revenue decreased $17.5 million, or 5.7%, to $287.1 million in the first nine months of 2001 from $304.6 million for the comparable period in 2000.

      Revenue from trade shows and conferences decreased $10.6 million, or 6.1%, to $162.5 million in the first nine months of 2001 from $173.1 million for the comparable period in 2000. This decrease was primarily attributable to the discontinuation of several events in our technology, science, art and European call center markets, a shift in the timing of when events take place, partially offset by revenue growth attributable to new event launches. Results for the nine months ended September 30, 2001 were impacted by a net shift in timing of six trade shows, including three major trade shows, Sensors and two fashion and apparel events. These events were held in the third quarter of 2000, but moved to the fourth quarter this year. Adjusting year to date 2000 results for all such movements, trade show revenue for the nine months ended September 30, 2001 decreased by $3.5 million, or 2.1%.

      Revenue from publications decreased $6.9 million, or 5.9%, to $109.1 million in the first nine months of 2001 from $116.0 million for the comparable period in 2000. This decrease was primarily attributable to a slowdown in our existing product portfolio due to a general economic downturn and the discontinuation of certain magazines published in 2000, partially offset by our acquisition of MOTOR AGE, AUTO BODY REPAIR NEWS and CENTRE D'APPELS magazines and launches in the first nine months of 2001. Advertising pages decreased approximately 4.8% while advertising revenue per page decreased 1.9%. The economic outlook in the publishing sector continues to be challenging, and forward visibility on our advertising revenue and pages is limited due to the concerns of our customers related to the overall business environment.

      Revenue from marketing services and other remained unchanged at $15.5 million for the first nine months of 2001 compared to 2000. Marketing services revenue is closely linked to our publishing operations and the decline in revenue is in line with the results of our publishing segment.

PRODUCTION, SELLING AND OTHER DIRECT EXPENSES

      Production, selling and other direct expenses decreased $10.8 million, or 5.9%, to $172.6 million in the first nine months of 2001 from $183.4 million in the first nine months of 2000.

      Expenses of trade shows and conferences decreased $10.6 million, or 11.6%, to $80.7 million in the first nine months of 2001 from $91.3 million in the comparable period in 2000. This decrease was primarily due to cost savings associated with discontinued events and event timing shifts, partially offset by costs related to new product launches.

      Publication production, selling and other direct expenses decreased $0.8 million, or 0.9%, to $82.2 million in the first nine months of 2001 from $83.0 million in the first nine months of 2000. We have mitigated the effects of the 8% postal rate increase in January of 2001 and the costs related to our acquisitions described above through cost savings on our base portfolio related to our ongoing cost management reduction program.

      Marketing services and internet production, selling and other direct expenses increased $0.5 million, or 5.2%, to $9.7 million in the first nine months of 2001 from $9.2 million in the comparable period in 2000. This increase is primarily due to an increase in web-related activity related to the development and expansion of our web-based e-commerce communities prior to our restructuring of our web-based activities.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses increased $3.6 million, or 8.0%, to $48.1 million in the first nine months of 2001 from $44.5 million in 2000. This increase was primarily due to an increase in depreciation expense of $4.1 million related to the full-period depreciation effect of the development and expansion of our information technology infrastructure and our web-based e-commerce communities. The increase in depreciation was partially offset by reductions in employee bonus compensation in line with our operating results .

      Our results in 2000, were positively impacted by non-cash compensation benefits of approximately $3.0 million recognized due to a decrease in the fair value of the shares underlying the options at the end of the period. We no longer have a variable-feature benefit plan after the acquisition and no longer recognize stock option compensation charges under the plan as currently in effect.

AMORTIZATION

      Amortization expense increased $9.5 million to $43.7 million in the first nine months of 2001 from $34.2 million in the comparable period of 2000 primarily due to increased amortization of intangible assets related to the DLJ Acquisition in October 2000.

INTEREST EXPENSE

      Net interest expense increased $13.9 million, or 37.7%, to $50.7 million in the first nine months of 2001 from $36.8 million in the first nine months of 2000 due to the additional indebtedness necessary to fund the DLJ Acquisition, partially offset by a 90 basis point decrease in weighted average interest rates. In February 2001, we replaced our then outstanding $150.0 million, 9.25% senior subordinated notes with $160.0 million, 12.00% senior subordinated notes, and issued our 15% senior discount notes with an aggregate principal amount at maturity of $171.8 million.

INCOME TAXES

      Provision for income taxes decreased $10.2 million to a benefit of $1.8 million in the first nine months of 2001 from a provision of $8.4 million in 2000. This decrease was primarily due to a decrease in taxable earnings related to increased interest expense and other expenses as more fully described above, partially offset by an increase in non-deductible amortization resulting from the DLJ Acquisition.

EBITDA

      EBITDA decreased $12.0 million, or 14.5%, to $70.5 million in the first nine months of 2001 from $82.5 million in 2000. The decrease was primarily due to a general economic downturn in our publishing segment as more fully discussed above and the effect of a net shift in the timing of six trade shows. Adjusting the first nine months of 2000 for the movement of trade shows from one quarter to another, EBITDA in 2001 decreased by $8.8 million, or 11.1% from 2000.

LIQUIDITY AND CAPITAL RESOURCES

      The following discussion presents our liquidity and capital resources on a consolidated basis, including our subsidiaries.

      We are a holding company and have no direct material operations. Our principal assets are our ownership of Advanstar Communications Inc. (Communications), and Advanstar.com, and our only material liabilities are the senior discount notes and our guarantee of the new credit facility. Our principal liquidity needs are for debt service on the senior discount notes and investments in Advanstar.com, which currently does not generate positive cash flow.

      Our principal source of cash is dividends from Communications. The credit facility and senior subordinated notes described below are obligations of Communications and impose limitations on its ability to pay dividends to us. We believe that Communications' debt instruments will permit it to supply us with sufficient cash to meet the cash needs referred to above for the next several years. However, if that is not the case, we would not be able to satisfy our cash needs, because we would have no other source of cash other than dividends from Communications. We would then be required to secure alternate financing, which may not be available on acceptable terms, or at all.

      Communications' principal cash needs are for debt service, capital expenditures and strategic acquisitions, as well as to provide us with cash to finance our cash needs. Its principal sources of liquidity will be cash flow from operations and borrowings under its new credit facility.

      As of September 30, 2001, we had total indebtedness of $651.4 million and approximately $42.9 million of borrowings available under our credit facility, subject to customary conditions.

      CREDIT FACILITY. The term loan facility under the credit facility consists of a $100.0 million amortizing term loan A maturing April 11, 2006 and a $315.0 million amortizing term loan B maturing October 11, 2008. The credit facility also includes an $80.0 million revolving credit facility. The revolving credit facility will terminate six and one-half years after the closing date. The credit facility may be increased by up to $50.0 million at our request, with the consent of the lenders or other financial institutions providing the increase. In February 2001 we repaid $10.8 million of term loan A and $34.2 million of term loan B at the closing of the issuance of our 12.00% senior subordinated notes.

      Borrowings under the credit facility generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted London-interbank offered rate (LIBOR). The applicable margin for revolving credit loans and term loan A will vary based upon our ratio of consolidated debt to EBITDA, as defined in the credit facility, and the applicable margin for term loan B is 3.50% over LIBOR and 2.25% over the base rate. Our obligations under the credit facility are guaranteed by Advanstar Holdings, Corp., our ultimate parent company, and all our existing and future domestic subsidiaries and are secured by substantially all of the assets of our company and the subsidiary guarantors, including a pledge of the capital stock of all our existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by our company or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of Advanstar, Inc., our company and our domestic subsidiaries, a pledge of our company's and Advanstar IH, Inc.'s capital stock by our parent company, and a pledge of our parent company's capital stock by Advanstar Holdings, Corp. The credit facility contains customary covenants, including covenants that limit our ability to incur debt, pay dividends and make investments, and customary events of default.

      NOTES. The 12.00% senior subordinated notes (Notes) mature in 2011 and are guaranteed by each of our existing and future domestic restricted subsidiaries. Interest on the notes is payable semi-annually in cash. The notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.

      SENIOR DISCOUNT NOTES. As part of the financing for the DLJ Acquisition, Advanstar, Inc. issued senior discount notes due October 2011 with a principal amount at maturity of $103.2 million. Concurrently with the closing of the offering of the 12.00% senior subordinated notes, Advanstar, Inc. sold additional senior discount notes due October 2011 with an additional aggregate principal amount at maturity of $68.6 million. These notes will not require cash interest payments until 2006 and contain customary covenants and events of default, including covenants that limit the ability of Advanstar, Inc. and its subsidiaries to incur debt, pay dividends and make investments. However, Advanstar, Inc. is a holding company and its ability to pay interest on these notes will be dependent upon the receipt of dividends from our subsidiaries. The credit facility and the senior subordinated notes impose substantial restrictions on our subsidiaries' ability to pay dividends.

      CAPITAL EXPENDITURES
      Capital expenditures in the first nine months of 2001 were approximately $10.7 million. We anticipate that we will spend approximately $12.0 to $13.0 million on capital expenditures in 2001 primarily for expenditures related to continued internet development, our desktop computers and management information systems. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

      ACQUISITIONS AND INVESTMENTS
      Our business strategy includes the consummation of strategic acquisitions. In connection with any future acquisitions, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments. Consistent with our longstanding strategy, we continue to pursue potential acquisitions of complementary businesses.

      SOURCE OF FUNDS
      We generally operate with negative working capital, excluding cash and current maturities of long-term debt, due to the impact of deferred revenue from trade shows, which is billed and collected as deposits up to one year in advance of the respective trade show. Consequently, our existing operations are expected to maintain very low or negative working capital balances, excluding cash and current maturities of long-term debt. We anticipate that our operating cash flow, together with borrowings under the credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due. Our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations, however, will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control, including a continued general weakening of the U.S. economy, or additional terrorist activity.

      From time to time we will continue to explore additional financing methods and other means to lower our cost of capital, which could include stock issuance or debt financing and the application of the proceeds therefrom to the repayment of bank debt or other indebtedness.

      Historically, our financing requirements have been funded primarily through cash generated by operating activities and borrowings under our revolving credit facility. From time to time we have also raised additional funds through sales of common stock, high yield offerings and term borrowings under our credit facility for purposes of completing strategic acquisition.

      CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operations decreased $26.6 million, or 95.7%, to $1.2 million in the first nine months of 2001 from $27.8 million in the comparable period of 2000. The decrease was primarily due to the decrease in operating results more fully described above, an increase in working capital items and cash interest expense, partially offset by a net reduction in cash income taxes.

      CASH FLOWS USED IN INVESTING ACTIVITIES. Net cash used in investing activities increased $6.9 million for the first nine months of 2001 to $25.3 million, from $18.4 million in 2000. This increase was principally due to reduced cash proceeds related to the sale of properties and investments. In 2000 we sold our Plastics events and investments we held in PurchasePro.com for a total of $13.7 million in proceeds.

      CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided by financing activities increased $34.5 million in the first nine months of 2001 to $25.2 million, from a use of cash of $9.3 million in the comparable period of 2000. This increase was principally due to the effect of refinancing the Notes and issuance of the senior discount notes (as more fully discussed above) and additional borrowings under our operating line of credit.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

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

INTEREST. We rely significantly on variable rate and fixed rate debt in our capital structure. At September 30, 2001, we had fixed rate debt of $247.4 million and variable rate debt of $404.0 million. The pre-tax earnings and cash flows impact for the next year resulting from a 100 basis point increase in interest rates on variable rate debt would be a reduction of pre-tax earnings of $4.0 million, holding other variables constant and excluding the impact of our interest rate protection agreements. Under the credit facility, we are required to enter into interest rate protection agreements that have the effect of causing at least half of the outstanding term loan borrowings and senior subordinated notes to be fixed-rate borrowings. We have entered into agreements to cap the interest rate on $250.0 million of borrowings under our credit facility, which would have the effect of reducing the impact of interest rate increases on our earnings and cash flows.

CURRENCIES. Outside of the United States, we maintain assets and operations in Europe, South America and Asia. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell.

A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income. Accordingly, our consolidated stockholder's equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

Our strategy for management of currency risk relies primarily upon conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of September 30, 2001 there were open foreign exchange derivative contracts with a notional amount totaling $4.1 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to approximately $0.4 million. Actual results may differ.

PART II  OTHER INFORMATION

ITEM 4.           Submissions of Matters to a Vote of Security Holders.
                  None

ITEM 6.           Exhibits and Reports filed on Form 8-K

ITEM 6(a).        Exhibits

ITEM 6(b).        Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     ADVANSTAR, INC.


                                         By:  /s/ DAVID W. MONTGOMERY
                                            ------------------------------------
                                                  DAVID W. MONTGOMERY
                                              VICE PRESIDENT - FINANCE AND
                                                CHIEF FINANCIAL OFFICER
                                                (AUTHORIZED OFFICER AND
                                              PRINCIPAL FINANCIAL OFFICER)


Date: November 14, 2001

                                 ADVANSTAR, INC.
                                  EXHIBIT INDEX

Exhibit No.