Form 10-K405
period 2001-12-31
ADVANSTAR INC
filed 2002-03-29
CIK 1064243

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

Advanstar, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3243499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
545 Boylston Street, Boston, Massachusetts	02116
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (617) 267-6500

        Securities to be registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of March 27, 2002, none of the registrant's common stock was held by non-affiliates of the registrant.

        As of March 27, 2002, the registrant had 100 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.—BUSINESS

Forward Looking Statements

        THIS ANNUAL REPORT, OTHER REPORTS, AND COMMUNICATIONS TO SECURITYHOLDERS, AS WELL AS ORAL STATEMENTS MADE BY THE DIRECTORS, OFFICERS OR EMPLOYEES OF ADVANSTAR, INC. ("ADVANSTAR" or the "COMPANY") MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS MAY RELATE TO, AMONG OTHER THINGS, ADVANSTAR'S FUTURE REVENUES, OPERATING INCOME, EBITDA AND THE PLANS AND OBJECTIVES OF MANAGEMENT. ALL FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE MADE AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO ADVANSTAR AS OF THE DATE THEREOF, AND ADVANSTAR ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT OR TO CONFORM ANY FORWARD-LOOKING STATEMENT TO ACTUAL RESULTS. THESE FORWARD-LOOKING STATEMENTS ARE NEITHER PROMISES NOR GUARANTEES AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH VARIATION ARE DISCUSSED IN THIS ANNUAL REPORT AND IN ADVANSTAR'S OTHER REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

NOTE ON INDUSTRY AND MARKET DATA

        Industry and market data for the business-to-business ("B-to-B") media industry and our market share and relative industry positions used throughout this annual report were obtained through company research, internal company surveys and studies conducted by third parties, independent industry publications and other publicly available information. We have not independently verified market and industry data from third-party sources. In addition, while we believe internal company surveys are reliable and we believe that we define markets appropriately, none of such surveys nor such market definitions have been verified by any independent sources.

        In particular:

  •
  Industry overview: Except where otherwise specifically referenced, we have based our discussion of the business-to-business communications industry on publications by Veronis Suhler & Associates and reports and studies by the business-to-business trade association, American Business Media.

  •
  Trade Shows: We rank our trade shows against the trade shows of our competitors based on an internally conducted analysis of net square footage of exhibition space. This data is typically reported by trade show organizers and published in the Tradeshow Week Data Book 2001, a publication that lists trade shows grouped by industrial classification codes. We include both direct and indirect competitors in such comparisons. Direct competitors are the trade shows within the same industrial classification code and geographic region as our trade shows, although we only include trade shows within the same industrial classification code that are within the same subcategory, as defined by us, as our trade shows. Direct competitors are also determined in some cases by the time of the year during which a trade show is held. Indirect competitors are subjectively determined by us on a case-by-case basis. These indirect competitors include: (1) broad-based trade shows we know from prior experience that display, among other products, products displayed at our trade shows and (2) trade shows identified by our current exhibitors as other trade shows in which they participate. In determining our market position in comparison to these broad-based shows, we compare the square footage of our show against the estimated square footage of that broad-based show allocated to the products that are of the same type as those displayed in our trade show.

  •
  Trade Publications: We utilize the industry-standard method of number of advertising pages to rank our publications against competitors' publications based on the number of advertising pages as determined, except where otherwise specifically referenced, by Inquiry Management Systems Ltd., an independent third party. For purposes of these rankings, we have defined our markets narrowly as the niche of businesses or professionals at which a publication is specifically targeted.

General

        We are a leading worldwide provider of integrated, B-to-B, marketing communications products and services for targeted industry sectors, principally through trade shows and conferences and through controlled circulation trade, business and professional magazines. We also provide a broad range of other marketing services products, including classified advertising, direct mail services, reprints, database marketing, directories, guides and reference books.

        We are one of the largest U.S. trade show operators based upon total square footage and number of shows in 2001 and one of the largest U.S. B-to-B trade publishers as measured by advertising pages in 2001. In 2001, most of our trade shows and stand-alone conferences were among the leading events in their respective markets based on square footage. For the twelve months ended November 30, 2001, 80% of our 53 magazines and journals for which competitive data is available ranked either #1 or #2 in their respective markets, based on number of advertising pages.

        We have approximately 1,300 employees as of December 31, 2001 in 15 U.S offices and 6 international locations in Europe, Latin America and Asia. Our revenues and EBITDA for the year ended December 31, 2001, totaled $350.2 million and $71.3 million, respectively.

        Our senior management team has an average of over 18 years of industry experience, and is led by Robert L. Krakoff, our Chairman and Chief Executive Officer, who joined Advanstar in July 1996, and Joseph Loggia, our President and Chief Operating Officer, who joined Advanstar in April 1998. Our senior management team has significant industry experience and an established track record in:

  •
  Delivering revenue and profit growth;

  •
  Developing new products;

  •
  Penetrating new markets; and

  •
  Integrating 32 acquisitions and joint ventures since 1996.

Industry Overview

        B-to-B communications companies provide marketing solutions for specific industry sectors through trade shows and conferences, trade publications, ancillary marketing services and through Internet applications. According to the July 2001 Veronis Suhler & Associates Communications Industry Forecast, the communications industry was the second fastest growing sector of the U.S. economy from 1995 to 2000, expanding at a compound annual growth rate, or CAGR, of 7.9%. Total spending on B-to-B communications increased from $14.4 billion to $18.2 billion from 1996 to 2000, which represents a CAGR of 6.0% during that period. According to the Veronis Suhler report, total spending on U.S. trade shows and conferences amounted to $8.3 billion in 2000, an 4.3% increase from 1999 and a 5.5% CAGR during the period from 1996 to 2000. The U.S. B-to-B publishing industry generated of $9.9 billion in 2000 and, according to Veronis Suhler, grew at a CAGR of 6.5% from 1996 to 2000.

        In 2001, the B-to-B marketing and advertising market experienced its most significant downturn since 1990-1991 according to Veronis Suhler. Media advertising spending declined significantly as companies reduced their marketing expenditures in response to the economic slowdown. Industry-wide advertising pages, as measured by the Business Information Network, declined 20% in 2001 from 2000 levels. Trade show exhibition space and attendance were less severely impacted by the downturn in the B-to-B marketing and advertising market in the first half of 2001. After the events of September, 11, however, trade show exhibition space and attendance suffered dramatically. As measured by Tradeshow Week, fourth quarter 2001 trade show attendance and number of exhibitors declined approximately 20% and 7%, respectively, from the fourth quarter of 2000.

Trade Shows

        Trade shows have emerged as an important B-to-B sales, marketing and educational medium in the global economy, paralleling its rise in profile among corporate marketers as a highly cost-effective marketing tool. Trade shows provide an opportunity for industry participants to conduct face-to-face selling efforts, transact business and receive product information from exhibits, conferences, workshops and other forums. Trade show attendees include executives, manufacturers and operating management, sales and marketing personnel, industry analysts, middle-level managers and other industry professionals. The economic slowdown in 2001 and the events of September 11 have had a significant short term impact on trade show attendance and exhibitor participation. Concerns over travel and future economic uncertainty have impacted our customers' marketing and travel decisions. We believe that trade show participation and attendance will be driven primarily by the economic recovery of that event's particular industry and our customers' view of general economic developments in the months ahead.

Trade Publications

        Trade publications are generally published monthly and provide information about a specific industry or market segment within an industry. Advertisers are attracted to B-to-B print media by the highly targeted and controlled circulation of publications. By focusing on targeted audiences, publishers aim to connect advertisers with key purchasing decision-makers. Controlled distribution assists advertisers in reaching very specific target groups and provides for more efficient use of advertising dollars. The cost efficiency of controlled circulation advertising versus general business advertising or consumer advertising enhances the stability of B-to-B advertising spending during difficult economic conditions. The historical growth in B-to-B publishing has been driven in large part by rising levels of advertising spending and, to a lesser extent, by increasing subscription revenues.

        According to data from American Business Media, the current downturn in marketing and advertising spending has had the most significant impact on the telecommunications, technology and manufacturing sectors. Advertising pages in these sectors declined 35%, 25% and 19%, respectively, in 2001 from 2000 levels. The events of September 11 and the economic downturn in 2001 have also severely impacted publications serving the travel and hospitality sectors resulting in a 11% decline in advertising pages for this sector in 2001 from 2000 levels.

Industry Clusters

        We organize and operate our business by targeting a number of industry sectors in North America, Latin America, Europe and Asia through certain niche markets grouped together in six core clusters. In addition to our six core clusters, we have grouped the industry sectors in which we provide products and services but do not have a significant industry presence into a "Portfolio" cluster. We believe that by focusing on industries rather than products, we better serve our customers' B-to-B marketing communications needs. In addition, we believe our industry focus allows us to cross-sell our products and services effectively and to capture a larger share of our customers' marketing budgets. In each of our niche markets, many of the same customers advertise in our publications, exhibit at our trade shows and use our marketing services to reach their buyers. We have expanded our trade show, conference and publication offerings within each cluster through new product introductions and strategic acquisitions, which we believe maximizes our existing marketing and customer service infrastructure and industry expertise. We believe that our total cluster participants, including readers, attendees, conferees, exhibitors, advertisers, and other customers, number approximately three million.

Business Strategy

        Our objective is to increase profitability by solidifying our position as a leading provider of comprehensive one stop B-to-B marketing communications products and services. In order to achieve this objective, we operate our business based on the following strategies:

Operate Leading Trade Shows and Publish Leading Magazines in Attractive Niche Markets

        We focus on owning and managing businesses that are the leading sources of information for businesses and professionals in specific niches. We believe that our leading trade shows and trade publications serve as unique forums for B-to-B communications and provide substantial value to industry participants. Niche markets are often attractive publishing and trade show opportunities because of the difficulty in reaching industry leaders through general interest publications or broad based expositions. Of our 53 magazines and journals for which competitive data is available, 80% ranked either #1 or #2 in their respective niche markets in the twelve months ended November 30, 2001. Many of our trade shows and conferences also were among the leading events in their respective markets based upon total square footage.

Utilize Industry Cluster Strategy to Drive Growth

        We organize our business based on the markets served, rather than by product or geography. This structure allows us to provide expertise across all media products within a market and to respond effectively to the market needs of buyers and sellers however they may choose to go to market to reach their customers. We are able to address evolving market needs through multiple means, including:

  •
  adaptation of existing trade shows and magazines to reflect industry trends and attract new categories of buyers and sellers;

  •
  development of new product extensions based on interaction with key members of the buying and selling community;

  •
  identification and introduction of international extensions of successful U.S.-based products; and

  •
  identification of fill-in acquisition and joint venture opportunities based on continuing interaction within the market.

Maximize Share of Customers' Total Marketing Expenditures

        We seek to create cross-selling opportunities across existing as well as newly-launched or acquired products and services and, as a result of such efforts, seek to maximize our share of each customer's total marketing budget. We offer customers a range of communications methods to attain their specific B-to-B marketing goals. For example, customers can choose to benefit from face-to-face meetings at trade shows and conferences, achieve cost effective advertising through controlled circulation trade publications and diversify and expand revenues through customized marketing services, including

Internet advertising and education based programs through web sites owned and operated by our subsidiary, Advanstar.com.

Launch New Products and Services Within Existing Clusters

        We have successfully developed new products within existing industry clusters and will continue to make strategic new product introductions. We launched one magazine and 3 trade shows in existing industry sectors to fill-in our existing product portfolio in the year ended December 31, 2001. Our launches are generally line extensions or regional expansions of existing product concepts, and, as a result, such project launches generally require less capital investment and are less risky than major new product introductions.

Identify and Consummate Strategic Acquisitions

        As we expand further into our existing industry sectors, we explore strategic acquisitions and joint ventures designed to maintain and achieve market leading positions in particular niche markets. In addition, we also build on our existing international infrastructure to make strategic international acquisitions and enter into joint ventures with local operating partners. We believe we enhance the value of acquired businesses by (1) integrating acquisitions and joint ventures into our efficient infrastructure, (2) applying our industry experience and (3) cross-selling new products and services to increase our visibility in a given market. From May 31, 1996 to December 31, 2001, we completed 32 acquisitions and joint ventures. In 2001 we completed four acquisitions and joint ventures in the automotive, licensing, call center and e-learning markets. Consistent with our strategy since 1996, we are engaged in ongoing evaluations of potential acquisitions of complementary businesses.

Products and Services

        We offer our customers a comprehensive array of B-to-B communications products and services to reach their existing and prospective buyers on a cost-effective basis. Our traditional product offerings are trade shows and conferences, trade publications, and marketing services.

Trade Shows and Conferences

        We are one of the largest trade show operator in the United States based on total square footage and number of shows in 2001. As of December 31, 2001, we owned and managed 70 trade shows and 9 standalone conferences for business, professional and consumer audiences worldwide, most of which were among the leading events in their respective markets based on square footage. Five of our largest trade shows are listed in the April, 2001 issue of Tradeshow Week 200's list of the top 200 trade shows as measured by total square footage—MAGIC Spring, MAGIC Fall, Dealer News International Powersports Dealer Expo, Licensing International and Artexpo New York. Additionally, we own Telexpo, the largest telecommunications trade show in Latin America. Collectively, these six trade shows represented 2.9 million of the 5.9 million total square footage of all our trade shows for the year ended December 31, 2001.

        Our trade show revenue is derived primarily from the sale of trade show floor space to exhibitors, show-specific advertising, sponsorships and conferences. Trade show revenue accounted for approximately 49%, 52% and 53% of our revenue in 1999, 2000 and 2001.

        Trade shows are a long-established means of community building, bringing buyers and sellers in one particular industry or business face-to-face, in a single forum. In addition, as new products and services proliferate, both suppliers and their customers need efficient forums to interact and transact business with one another. Events often include an extensive conference program, which provides a forum for the exchange and dissemination of information relevant to the particular event's focus. A conference linked to a trade show plays a strategic role in trade show development because it represents the unique editorial content for an event, and it can be used to build new segments, raise the profile of particular segments or technologies and drive attendance at the underlying trade show. In addition, each event typically has one or more keynote speakers drawn from notable industry leaders.

        The advantages of trade shows to exhibitors and attendees are summarized below:

Advantages to Exhibitor	Advantages to Attendee
• conduct sales more efficiently than in the field;
• position product and company in target industry;
• communicate vision;
• service existing customers;
• open new accounts; and
• introduce new products.	• receive overview of market and emerging trends; • network with industry executives; identify and work with new vendors; and • source new products.

Trade Publications

        We are the fourth largest B-to-B trade publisher in the United States as measured by advertising pages in 2001. As of December 31, 2001, we published 61 specialized business magazines and professional journals and 31 directories and other publications. Of our 53 magazines and journals for which competitive data is available, 80% ranked either #1 or #2 in their respective markets, based on the number of advertising pages in the twelve months ended November 30, 2001.

        Trade publications revenue accounted for approximately 45%, 42% and 41% of our total revenue in 1999, 2000 and 2001. Our largest publications include Travel Agent, Pharmaceutical Technology, Video Store, Pharmaceutical Executive, and American Salon, which collectively represented 29% of total advertising pages of all of our publications for the year ended December 31, 2001.

        By offering our advertisers access to a targeted and industry-specific customer base, we believe that we are able to sell advertising space in our publications at a rate per customer that is higher than the average rate charged by publications aimed at more general audiences. We believe that our targeted circulation lists for our U.S. and international publications provide our advertising customers with a cost-effective method of reaching their target market's decision-makers. Our publications are generally distributed free-of-charge to qualified professional recipients and generate revenues predominantly from the sale of advertising. We seek to increase advertising revenues by introducing existing advertisers to new titles, by attracting new advertisers who target our readership and by developing new reader and advertising categories.

        The advantages of trade publications to advertisers and readers are summarized below:

Advantages to Advertiser	Advantages to Reader
• cost effective; • highly targeted audience of qualified readers; • focused medium; attractive means to introduce new products; and • audited, controlled circulation.	• relevant, industry specific information; • promotion of industry stewardship; keep up with peers in the industry; and • interactive follow-up system in print and/or electronically.

Marketing Services

        Within each industry cluster, we provide a comprehensive set of marketing communications products, services and support geared to the particular industry's marketing and customer needs. These services include direct mail and database marketing programs, reprint services, reference books and other services to facilitate our clients' B-to-B marketing and communications programs. These services are incremental to trade shows and publications and allow our customers to fill in their marketing plans.

        Marketing services are centrally managed, rather than being organized by cluster. Thus, our cluster executives are able to dedicate their activities to high value sales. In addition, our central telesales and product management provides professional skills to these specialized product offerings. Marketing services revenue accounted for approximately 6% of our total revenue in 1999, 2000 and 2001, respectively.

Internet

        Our subsidiary, Advanstar.com, uses Internet based products and services to compliment our delivery of trade show, publishing and marketing services products to our customers. We also use the Internet as a cost-effective method of developing qualifying magazine circulation and to register trade show and conference attendees.

Industry Clusters

        The following is a summary of our products and services by industry cluster.

  Fashion & Apparel

        Our Fashion & Apparel cluster serves the men's, women's, children's, and fabrics industries. In 2001, we operated in these industry sectors through 16 trade shows. Three trade shows held concurrently in Las Vegas twice annually constitute the foundation of our apparel market position:

  •
  MAGIC, the world's largest and most widely recognized trade show for the men's apparel industry;

  •
  WWDMAGIC, the largest women's apparel trade show in the United States; and

  •
  MAGICKids, the second largest children's apparel show in the United States.

        The following table sets forth information relating to trade shows in our Fashion & Apparel cluster in the twelve months ended December 31, 2001. We currently have no publications in this cluster:

Fashion & Apparel Events

	Events (1)
Sector	Number	Net Square Footage
Men's (includes Edge)	4	1,423,810
Women's	5	766,232
Kids	5	217,601
Fabric	2	65,780

(1)
Excludes conferences.

  Information Technology & Communications

        Our Information Technology & Communications cluster serves the information technology, telecommunications and call center industries. In 2001, we operated in these industry sectors through 14 trade shows and 12 publications. We are a very specialized niche company in the information technology market with focused events in Internet commerce, digital printing and digital media. The rapidly evolving, deregulated competitive telecommunications sector is an important and historically fast growing targeted market and we have a strong worldwide presence in trade shows and magazines. We are also a leader in the market for teleconferencing, web-based collaboration and e-learning. Finally, our CRM/Call Center properties serve a robust and growing call center market in which we are a leading player:

        Key trade shows, conferences and publications include:

  •
  On Demand Digital Printing & Publishing Conference and Expo, the second largest trade show and conference for the digital print and publishing market;

  •
  the Collaborate and e-Learning shows, trade shows in the United States for the video conferencing and long distance e-learning markets, and the related e-Learning magazines.

  •
  Incoming Call Center Management Conference & Exhibition, the #1 U.S. trade show and conference for call center managers, and Call Center Conference & Exhibition, large U.S. trade show and conference for technology in the call center market;

  •
  Telexpo, the #1 telecom trade show and conference in Latin America, held annually in March in Sao Paolo with over 40,000 attendees and 390 exhibitors; and

  •
  a global grouping of leading telecom magazines, including America's Network, Telecom Asia, Wireless Asia, RNT(Brazil) and TPLA (Latin America).

        The following table sets forth information relating to trade shows and magazines in our Information Technology & Communications cluster in the year ended December 31, 2001:

Information Technology & Communications Events and Magazines

	Events(1)		Magazines
Sector	Number	Net Square Footage	Number	Ad Pages	Number of Magazines Ranked #1 or #2 (2)
Information Technology	5	261,507	4	1,362	2 of 3
Telecommunications / e-learning	4	386,011	7	2,439	5 of 6
CRM / Call Center	5	212,464	1	267	0 of 1

(1)
Excludes conferences.

(2)
Ranking based only on measured magazines for the year ended December 31, 2001.

  Specialty Retail

        We served the Specialty Retail sector through 25 trade shows and 11 publications in 2001. This cluster includes the art, beauty, entertainment/marketing and motor vehicles sectors.

        Key trade shows and publications include:

  •
  Artexpo New York, the largest mid-market art trade show in the United States, and Art Business News, a leading publication for gallery and framing professionals;

  •
  IBS New York, the largest trade show and educational event on the East Coast for the beauty salon market, and American Salon, the #2 publication for the professional beauty and hair care industry;

  •
  Licensing International, the largest trade show worldwide for the merchandise licensing industry, and License!, the #1 publication for the licensing industry; and

  •
  Dealernews International Powersports Dealer Expo, the largest aftermarket accessories trade show in the United States targeted at powersports dealers, the 12 city tour of consumer International Motorcycle shows and Dealernews, the #1 magazine targeted at retailers in the powersports market—motorcycles, snowmobiles and personal watercraft.

        The following table sets forth information relating to trade shows and magazines in our Specialty Retail cluster in the year ended December 31, 2001:

Specialty Retail Events and Magazines

	Events(1)		Magazines
Sector	Number	Net Square Footage	Number	Ad Pages	Number of Magazines Ranked #1 or #2 (2)
Art	4	219,602	2	990	0 of 1
Beauty	2	234,901	2	1,275	1 of 2
Entertainment / Marketing	6	311,421	3	1,620	2 of 2
Motor Vehicle	13	1,084,693	4	2,705	3 of 4

(1)
Excludes conferences.

(2)
Ranking based only on measured magazines for the year ended December 31, 2001.

  Healthcare, Science & Pharmaceuticals

        Our Healthcare, Science & Pharmaceuticals cluster provided marketing products and services to these three related sectors with eight trade shows and 20 publications in 2001. We serve the healthcare sector in both primary and specialized care areas, such as geriatrics, dermatology, ophthalmology and veterinary medicine; the science sector in areas such as spectroscopy and liquid and gas chromatography; and the pharmaceutical sector in areas such as research and development, manufacturing, testing and marketing.

        Key trade shows, conferences and publications include:

  •
  Pharmaceutical Technology, the #1 publication targeted at pharmaceutical scientists, engineers and operation managers, and Pharmaceutical Executive, the #1 magazine for pharmaceutical company product managers and marketing professionals;

  •
  LCGC and LCGC Europe, the #1 magazines in the United States and Europe in liquid and gas chromatography;

  •
  Geriatrics, the #2 magazine for the geriatrics segment of the primary care market, Formulary, the #2 magazine for the drug selection market and DVM, The News Magazine of Veterinary Medicine, the #1 magazine for veterinarians; and

  •
  Abilities Expos, the largest consumer-oriented events targeting individuals with disabilities.

        The following table sets forth information relating to trade shows and magazines in our Healthcare, Science & Pharmaceuticals cluster in the year ended December 31, 2001:

Healthcare, Science & Pharmaceuticals Events and Magazines

	Events(1)		Magazines
Sector	Number	Net Square Footage	Number	Ad Pages	Number of Magazines Ranked #1 or #2 (2)
Healthcare	7	147,850	9	4,071	6 of 9
Science	1	18,765	6	2,101	4 of 4
Pharmaceuticals	—	N/A	5	3,870	5 of 5

(1)
Excludes conferences.

(2)
Ranking based only on measured magazines for the year ended December 31, 2001.

  Travel & Hospitality

        We served the travel and hospitality sector through one trade show and five publications in 2001. Our publications for the travel and hospitality sector provide a strong foundation to launch related trade shows and services as well as to develop custom-publishing products.

        Selected publications include:

  •
  Travel Agent, the second largest non-computer U.S. trade magazine and #1 trade periodical for the travel industry;

  •
  Hotel & Motel Management, the #1 publication for the hospitality management market; and

  •
  Premier Hotels and Resorts, a leading directory of 4 and 5 star hotel and resort properties.

        The following table sets forth information relating to trade shows and magazines in our Travel & Hospitality cluster in the year ended December 31, 2001:

Travel & Hospitality Events and Magazines

	Events(1)		Magazines
Sector	Number	Net Square Footage	Number	Ad Pages	Number of Magazines Ranked #1 or #2 (2)
Travel	1	33,900	4	6,010	2 of 2
Hospitality	—	NA	1	999	1 of 1

(1)
Excludes conferences.

(2)
Ranking based only on measured magazines for the year ended December 31, 2001.

  Manufacturing & Processing

        Our Manufacturing & Processing cluster serves the application technology and OEM/processing sectors. In 2001, we delivered our B-to-B marketing communications products and services to our customers in these industries through 4 trade shows and 6 publications. In applied technology, we focus:

  •
  on the automatic data capture, identification and tracking systems market, including bar coding, magnetic stripe, smart cards, biometrics and the associated systems,

  •
  the geospatial market, including global positioning systems and geographic information systems and sensors technology.

        For the OEM and processing sector, we offer trade shows, conferences and publications focused on equipment, materials and intermediate products used in the manufacturing and processing of a wide range of products.

        Key trade shows, conferences and publications include:

  •
  Frontline Solutions and Frontline Solutions Europe, the #1 U.S. and European trade show and conference, respectively, for the automatic data capture, identification and tracking systems market, and Frontline Solutions magazine, the #2 publication in the United States and #1 publication in Europe for the automatic data capture, identification and tracking systems market; and

  •
  Sensors, the #1 U.S. magazine for engineers in the expanding use of sensors in industrial and consumer products, and Sensors Expos, the leading trade show serving the sensors market.

        The following table sets forth information relating to trade shows and magazines in our Manufacturing & Processing cluster in the year ended December 31, 2001:

Manufacturing & Processing Events and Magazines

	Events(1)		Magazines
Sector	Number	Net Square Footage	Number	Ad Pages	Number of Magazines Ranked #1 or #2 (2)
Applications Technology	2	148,208	4	1,265	4 of 4
OEM / Processing	2	66,100	2	1,074	2 of 2

(1)
Excludes conferences.

(2)
Ranking based only on measured magazines for the year ended December 31, 2001.

  Portfolio

        We group the balance of our products and services into a Portfolio cluster. The Portfolio cluster addresses large and attractive market sectors in which we provide selected products and services but do not have a significant presence. Markets currently served include energy, finance, landscaping/pest control, paper and roofing sectors. In 2001, we delivered our B-to-B marketing communications products and services to our customers in these industry sectors through 1 trade show and 7 publications.

        The following table sets forth information relating to trade shows and magazines in our Portfolio cluster in the year ended December 31, 2001:

Portfolio Events and Magazines

	Events(1)		Magazines
Sector	Number	Net Square Footage	Number	Ad Pages	Number of Magazines Ranked #1 or #2 (2)
Energy	—	N/A	1	313	1 of 1
Finance	1	10,555	—	N/A	N/A
Landscape / Pest Control	—	N/A	3	1,447	3 of 3
Paper	—	N/A	2	960	2 of 2
Roofing	—	N/A	1	321	0 of 1

(1)
Excludes conferences.

(2)
Ranking based only on measured magazines for the year ended December 31, 2001.

Company Operations

  Trade Shows

        The sales cycle for a future trade show typically begins shortly before the current show. Pricing information, preliminary floor plans and exhibitor promotion for the future show are mailed in advance of the current show so that selling for the future show can begin at the current show. Typically, this "upfront" selling includes floor space reservations with exhibitors executing a contract and making deposits for the future show. At many of our trade shows, a commitment for a large portion of exhibit space for the next event is reserved by the end of the current event. The sales cycle continues with selling to new exhibitors and collecting the balance of payments due. In general, we require exhibitor payments in full prior to a trade show as a condition to participation.

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

  Trade Publications

        We have established an efficient publishing infrastructure in the United States and Europe. Our publications generally follow the controlled circulation model and are distributed free-of-charge to qualified recipients. We build readership and maintain the quality and quantity of our circulation based on delivering high quality, professional coverage of relevant industry information. Because we offer our advertisers access to a highly- targeted, industry-specific subscriber base with potential buying influence, our advertisers place their ads in our publications to reach their customers. Most of our magazines are published monthly, although some titles are published weekly or semi-monthly.

        We attract readership and improve the effectiveness of our advertising by maintaining and continuously improving the quality of the editorial content of our publications. Recipients of our publications are targeted through market research designed to determine the market coverage and purchasing authority desired by prospective advertisers. Based on existing and acquired mail lists, the targeted recipient is then solicited through promotions offering free subscriptions to the relevant publications. High-quality circulation is achieved when a high percentage of the circulation list is recently qualified, within one or two years, and the publication is delivered at the direct request of the recipient. Recipients are qualified and requalified on a regular basis through direct mail qualification cards included in the publication and the Internet.

        Our advertising sales and editorial functions are dispersed throughout North America, Asia, Europe and Brazil. Advertising sales are predominantly conducted by our dedicated sales force. Editorial content for our publications is primarily staff-written, with some editorial contribution by freelance writers and industry or professional participants in selected markets.

        Our advertising materials and editorial content are integrated in our Duluth, Minnesota and Chester, England production facilities, where layout, ad insertion and output to film is completed. All printing is outsourced to vendors in various regions, but printing contracts are negotiated and managed centrally. We purchase paper centrally through a relationship with one of the industry's largest paper brokers. Paper is shipped directly from the mills to the printers at our request. We maintain our own central U.S. fulfillment operation in Duluth to generate mailing labels and mailing instructions for the printers. Our production workforce is highly experienced and is based in relatively low-cost locations in Duluth and Chester.

  Internet

        Advanstar.com uses Internet based products and services to compliment our delivery of trade show, publishing and marketing services products to our customers. We also use the Internet as a cost-effective method of developing qualifying magazine circulation and to register trade show and conference attendees.

Diverse Customer Base

        Our customer base has provided us with stable and diverse sources of revenue and cash flow as well as an established foundation from which to further penetrate existing markets and to develop new markets. We benefit from:

  •
  A high level of revenue diversification, primarily as a result of our business presence in 19 different industry sectors consisting of over 27,000 advertisers and exhibitors, none of which represented more than 1% of our revenues in 2001. This industry diversity helps to mitigate our exposure to economic volatility in particular industries or geographic markets;

  •
  A strong balance of revenue, with 53% of our revenues coming from trade shows, 41% from publishing and 6% from marketing services in 2001; and

  •
  Modest exposure to currency fluctuations with approximately 11% of our revenues generated from international markets in 2001.

Competition

        The markets for our products and services are intensely competitive. The competition is highly fragmented by product and/or service offering and by geography. On a global level, larger international firms operate in many geographic markets and have broad product offerings in trade shows, conferences, publications and marketing services. In several industries, such as information technology and healthcare, we compete with large firms with a single-industry focus. Many of these large international and single-industry firms are better capitalized than we are and have substantially greater financial and other resources than we have.

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

Intellectual Property

        We have developed strong brand awareness for our principal products and services. Accordingly, we consider our trademarks, service marks, copyrights, trade secrets and similar intellectual property important to our success, and we rely on trademark, service mark, copyright and trade secret laws, as well as licensing and confidentiality agreements, to protect our intellectual property rights. We generally register our material trademarks and service marks in the United States and in certain other key countries in which these trademarks and service marks are used. Trademarks and service marks registered in the United States typically require periodic renewals, and we typically obtain these renewals as a routine matter so long as the applicable trademark and service marks are in use. Effective trademark, service mark and trade secret protection may not be available in every country in which our products and services are available.

Environmental Matters

        We are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations. Accordingly, we incur some costs to comply with these laws. We own or lease real property, and some environmental laws hold current or previous owners or operators of businesses and real property liable for contamination on that property, even if they did not know of and were not responsible for the contamination. Although we do not currently anticipate that the costs of complying with environmental laws will materially adversely affect us, we cannot ensure that we will not incur material costs or liabilities in the future, due to the discovery of new facts or conditions, releases of hazardous materials, or a change in environmental laws.

Employees

        As of December 31, 2001, we had approximately 1,300 full-time equivalent employees. Of these, approximately 156 employees were located in Europe, Brazil and Asia with the balance based in the United States. None of our U.S. employees are represented by a labor union. We consider our relationships with our employees to be good.

Financial Information about Geographic Areas

        Financial information relating to our operations by geographic area is set forth in Note 12 to our consolidated financial statements included in this annual report on Form 10-K.

Item 2.—PROPERTIES

Properties

        We have executive, marketing, sales and editorial offices in several cities in the United States, including Boston; Cleveland; Edison, New Jersey; Eugene, Oregon; Milford, Connecticut; New York City; Santa Ana, California; and Woodland Hills, California. In addition, we have offices in Sao Paulo, Brazil; Hong Kong, China; Paris, France; Essen, Germany; and Chester and London, United Kingdom.

Our finance, trade show registration, call center, circulation, fulfillment, production and other necessary operational support facilities in the United States are located in Duluth, Minnesota.

        We generally lease our offices from third parties. However, we own our operations offices in Duluth and Cleveland, although we have granted mortgages on these properties to the lenders under our credit facility. We believe that our properties are in good operating condition and that suitable additional or alternative space will be available on commercially reasonable terms for future expansion.

Item 3.—LEGAL PROCEEDINGS

        We are not a party to any legal proceedings other than ordinary course, routine litigation which is not material to our business, financial condition or results of operations.

Item 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5.—MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is no established public trading market for the registrant's common equity.

Item 6.—SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

        The following table presents selected consolidated financial data for Advanstar, Inc. and its predecessors for each of the periods indicated. The selected historical financial data for Advanstar's predecessors for the years ended December 31, 1997, 1998 and the consolidated balance sheet as of December 31, 1999 have been derived from the audited consolidated financial statements and notes thereto of the predecessors for those periods, which are not included nor incorporated herein. The selected historical financial data for Advanstar's predecessor for the years ended December 31, 1999 and for the period January 1, 2000 through October 11, 2000 have been derived from the audited consolidated financial statements and notes thereto of the predecessor for those periods included herein. The selected historical financial data for Advanstar for the period October 12, 2000 through December 31, 2000 and for the year ended December 31, 2001 have been derived from Advanstar's audited financial statements, included herein. The selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this annual report.

        We were acquired (the "Acqusition") by Advanstar Holdings Corp. ("Holdings"), a newly created corporation formed by DLJ Merchant Banking Partners III, L.P. and related funds (the "DLJ Merchant Banking Funds"), in October 2000. When we refer to "combined" financial results, we mean the consolidated financial data for the period January 1, 2000 to October 11, 2000 (the "predecesor") combined with the consolidated financial data for the period October 12, 2000 through December 31, 2000. The consolidated financial data for the combined year ended December 31, 2000 has been derived from the audited consolidated financial statements of the predecessor and Advanstar and has not been audited and does not comply with generally accepted accounting principles. The Acquisition, and the resulting change in basis of accounting had no impact on revenues or EBITDA, and therefore management believes that the presentation of combined information is important because it provides a comparable basis to analyze operating revenue and EBITDA for 2001, 2000, 1999, 1998 and 1997.

	Predecessor							Advanstar
	1997		Year Ended December 31, 1998		1999		For the period from January 1, 2000 through October 11, 2000	For the period from October 12, 2000 through December 31, 2000	Combined 2000		Year Ended December 31, 2001
	(dollars in thousands)							(unaudited) (dollars in thousands)
Income Statement Data:
Revenue	$187,656		$259,825		$328,372		$315,180	$63,872	$379,052		$350,204
Cost of production and selling	126,103		168,543		205,105		190,633	49,591	240,224		219,105
General and administrative expenses	27,514		33,486		39,602		43,155	12,952	56,107		49,333
Restructuring charge (1)	—		—		—		—	—	—		9,406
Stock option compensation expense (benefit) (2)	—		3,397		3,925		(2,485)	—	(2,485)		—
Depreciation and amortization	27,526		51,823		53,258		40,475	16,359	56,834		67,684

Operating income (loss)	6,513		2,576		26,482		43,402	(15,030)	28,372		4,676
Other income (expense):
Interest expense	(15,117)		(27,862)		(39,888)		(38,096)	(15,219)	(53,315)		(68,026)
Other income (expense), net	292		(1,926)		(1,640)		(10,385)	194	(10,191)		(41)

Income (loss) before income taxes and minority interests	(8,312)		(27,212)		(15,046)		(5,079)	(30,055)	(35,134)		(63,391)
Provision (benefit) for income taxes	583		1,264		(11,431)		8,076	(7,794)	282		(11,987)
Minority interests	—		40		1,588		(1,003)	125	(878)		(186)

Income (loss) from continuing operations	($8,895)		($28,436)		($2,027)		($14,158)	($22,136)	($36,294)		($51,590)

Other Data:
EBITDA (3)	$34,039		$53,828		$78,478				$83,251		$71,291
Adjusted EBITDA (4)	34,039		57,225		82,403				80,766		71,291
Adjusted EBITDA margin	18.1%		22.0%		25.1%				21.3%		20.4%
Capital expenditures	$2,260		$4,154		$9,722				$19,489		$12,141
Ratio of Adjusted EBITDA to cash interest expense	2.4	x	2.1	x	2.1	x			1.6	x	1.3	x
Ratio of net debt to Adjusted EBITDA (5)	4.6	x	7.2	x	6.2	x			7.3	x	8.6	x
Ratio of earnings to fixed charges (6)	—		—		—				—		—
Cash flows provided by (used in)
Operating activities	$12,802		$33,568		$53,520		$32,765	($17,628)	$15,137		$27,971
Investing activities	(33,323)		(358,261)		(150,902)		(22,506)	6,824	(15,682)		(28,012)
Financing activities	25,224		332,600		94,904		(16,828)	—	(16,828)		25,150
Balance sheet data (at end of period)
Cash and cash equivalents	$7,024		$14,016		$11,237			$17,581			$44,797
Working capital(7)	(12,034)		(33,232)		(26,474)			(60,344)			(74,807)
Total assets	298,497		660,226		832,595			1,021,435			1,043,097
Total debt	164,223		426,868		523,154			608,121			654,923
Total stockholder's equity	89,734		134,760		159,966			283,576			227,634

(1)
In March 2001, we announced plans to more tightly focus the activities of our subsidiary, Advanstar.com. These plans will have the effect of more closely integrating many of the sales, marketing, technology and operating functions of Advanstar.com with our core activities in publishing, tradeshow and marketing services. These actions resulted in a restructuring and other charge of $9.4 million, including severance, asset impairment related to abandoned leaseholds and facility closure costs.

(2)
We account for stock-based compensation using the intrinsic value method. As a result, we measure compensation cost as the difference between the exercise price of the options and the fair value of the shares underlying the options at the end of the period. Our results for the period January 1, 2000 through October 11, 2000 were favorably impacted by compensation benefits due to a decrease in the fair value of the shares underlying the options. We will no longer recognize compensation expense thereafter as a result of a change in benefit plans.

(3)
"EBITDA" is defined as operating income (loss) plus depreciation and amortization less amounts attributable to minority interest. EBITDA is a key financial measure but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles). We believe that EBITDA is a useful supplement to net income and other income statement data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures. However, our method of computation may not be comparable to other similarly titled measures of other companies.

        The following table demonstrates our calculation of EBITDA for each period presented.

	Predecessor				Advanstar
	1997	Year Ended December 31, 1998	1999	For the period from January 1, 2000 through October 11, 2000	For the period from October 12, 2000 through December 31, 2000	Combined 2000	Year Ended December 31, 2001
	(dollars in thousands)				(unaudited) (dollars in thousands)
Operating income (loss)	$6,513	$2,576	$26,482			$28,372	$4,676
Depreciation and amortization	27,526	51,823	53,258			56,834	67,684
Minority interests (excluding depreciation and amortization)	—	(571)	(1,262)			(1,955)	(1,069)

EBITDA	$34,039	$53,828	$78,478			$83,251	$71,291

(4)
"Adjusted EBITDA" is defined as EBITDA plus stock option compensation expense, or less any stock option compensation benefit. We believe that Adjusted EBITDA is a useful supplement to net income and other income statement data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures, as it excludes stock option compensation expense which, in all historical periods, was a non-cash expense.

(5)
Net debt equals total debt less cash and cash equivalents.

(6)
For purposes of determining the ratio of earnings to fixed charges, earnings are defined as pretax income from continuing operations plus fixed charges, and fixed charges consist of interest expense and one-third of rental expense, which is considered representative of the interest component of rental expense. Earnings were insufficient to cover fixed charges in the years ended December 31, 1997, 1998, 1999, 2000 and 2001 by $8.3 million, $27.2 million, $13.5 million, $36.0 million and $63.6 million, respectively.

(7)
Working capital is defined as current assets, excluding cash, less current liabilities, excluding the current portion of long term debt.

Item 7.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our consolidated financial statements, including the notes to those statements, included elsewhere in this annual report.

        This discussion contains forward-looking statements which are neither promises nor guarantees and involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause those differences include, but are not limited to, those discussed in "Certain Factors Which May Affect Future Results."

Overview

        We are a worldwide provider of integrated, B-to-B marketing communications products and services for targeted industry sectors, principally through trade shows and conferences and through controlled circulation trade, business and professional magazines. We also provide a broad range of other marketing services products, including classified advertising, direct mail services, reprints, database marketing, guides, and reference books.

        We report our business in three segments:

  •
  trade shows and conferences, which consists primarily of the management of trade shows and seminars held in convention and conference centers;

  •
  trade publications, which consists primarily of the creation and distribution of controlled circulation trade, business and professional magazines; and

  •
  marketing services, which consists primarily of sales of a variety of direct mail and database products, magazine editorial reprints, and classified advertising.

        In addition to our trade shows, trade publications and marketing services, we deliver our integrated B-to-B marketing communications products and services to our customers using the internet, which we conduct through our separate subsidiary, Advanstar.com. Our internet activities are still in the development stage, and as such, are immaterial to our consolidated operations. For discussion purposes, we have included our internet activity in with our marketing services segment.

        Trade shows and conferences accounted for approximately 49%, 52% and 53% of total revenue in 1999, 2000 and 2001, respectively. Trade publications accounted for approximately 45%, 42% and 41% of total revenue in 1999, 2000 and 2001, respectively, while marketing services accounted for approximately 6% of total revenue in 1999, 2000 and 2001. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC trade shows and our other large trade shows and conferences. Because trade shows and conferences revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

        In 2001, we more tightly focused the activities of Advanstar.com. As a result, many of the sales, marketing, technology and operating functions of Advanstar.com have been more closely integrated with our core activities in publishing, tradeshows, and marketing services. Also, Advanstar.com reduced the number of Internet products originally scheduled for introduction in 2001.

  Recent Developments

        Our business and results of operations for the year ended December 31, 2001 were significantly impacted by the downturn in the U.S. economy, particularly in our Information Technology & Communications cluster and Travel & Hospitality cluster. The events of September 11th also impacted our 2001 results, including cancellations in ad pages, particularly in our travel industry publications, and cancellations of exhibitor participation in several of our events in the third and fourth quarter following September 11th.

        In response to the decline in revenues throughout 2001, we implemented early and aggressive cost management actions, including the layoff of approximately 235 staff, reductions in travel and other operating costs, and reorganization of certain support functions and processes. We also more tightly focused the activities of our subsidiary, Advanstar.com, including plans to more closely integrate many of our sales, marketing, technology and operating functions with our subsidiary, Advanstar Communications, Inc., and its core activities in publishing, trade show and marketing services. These plans resulted in a restructuring charge of $9.4 million during the year.

        The persistence of the general economic slowdown in the U.S. and the uncertainties relating to the ongoing impact from the events of September 11 will likely result in continued weakness in overall marketing and advertising expenditures by our customers at least through the first half of 2002. As a result, we expect our revenues and EBITDA to reflect this overall weakness. However, we believe that our balanced portfolio between trade shows and publications and our diversification across many industry sectors may mitigate the overall impact from continued weakness in general economic conditions and reduce potential volatility exposure in any one sector.

        We cannot predict what long-term impact that the September 11, 2001 terrorist attacks will have on our results of operations or financial condition, whether as a result of (1) reduced attendance at, or curtailment or cancellation of, trade shows due to travel fears, (2) further reduction in economic activity and a related reduction in marketing expenditures on publications or trade shows, or (3) other circumstances that could result from these or subsequent attacks.

        As a result of the decline in our operating results in 2001 and the anticipated decline in our operating results through the first half of 2002, we believe that we would have failed to satisfy certain of the financial covenants contained in our Credit Facility as of March 31, 2002. Accordingly, we sought and obtained an amendment to the Credit Facility in March 2002 which provided for certain revisions to our quarterly financial covenants in 2002 and 2003. Although there can be no assurance, we believe that we will be able to comply with the amended financial covenants contained in the Credit Facility.

  Presentation of Financial Information

Acquisitions and Joint Ventures

        Since May 31, 1996, we have completed 32 acquisitions and joint ventures, four of which were completed in 1999, three of which were completed in 2000 and four of which were completed in 2001.

  •
  On July 28, 1999, we acquired certain trade shows and publishing properties of Larkin-Pluznik-Larkin, LLC and LPL/Style Group, LLC, which operates apparel trade shows. The purchase price was approximately $135.4 million in cash and assumed liabilities. From January 1, 1999 through December 31, 1999, we completed three other acquisitions of trade shows, conferences and publishing properties, with a cumulative purchase price totaling approximately $17.3 million in cash and assumed liabilities.

  •
  From January 1, 2000 through December 31, 2000 we completed the acquisitions of the Documents, Messaging and Security "DMS" tradeshow, Info 21 magazine, Brand Licensing London tradeshow and we purchased the outstanding minority interest in SeCA, our French joint venture, with a cumulative purchase price totaling approximately $21.4 million in cash and assumed liabilities.

  •
  From January 1, 2001 through December 31, 2001 we purchased the outstanding minority interests in Advanstar Wideband (our Licence magazine), several automotive industry magazines and the TechLearn conference for a cumulative purchase price totaling $14.3 million in cash and assumed liabilities. We also financed a portion of the Techlearn conference with a $6.0 million note payable. In addition, we contributed SeCA to a joint venture and recorded a minority interest of $6.3 million representing the minority stockholder's proportional share of the joint venture's equity at its formation date.

        We have accounted for our acquisitions under the purchase method of accounting and our results of operations include the effect of these acquisitions from the date of purchase. The pro forma operating results of the acquisitions are not material to our operating results.

The Acquisition

        As a result of the Acquisition in October, 2000, we have, and will continue to have, significantly higher indebtedness and interest expense than reflected in our previous historical results of operations. In addition, the Acquisition was accounted for under the purchase method of accounting. Under the purchase method, the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder being allocated to goodwill. Accordingly, the increase in basis of our assets resulted in non-cash depreciation and amortization charges in 2001 that were significantly higher than that reflected in our previous historical financial information.

        During the first quarter of 2001, we recorded an extraordinary charge of approximately $2.6 million, net of a deferred tax benefit of approximately $1.5 million, in connection with the repayment of the 9.25% senior subordinated notes and the write-off of deferred financing fees related to the bridge facility. The 9.25% senior subordinated notes were refinanced with the proceeds of the 12.00% senior subordinated notes and the concurrent offering of additional senior discount notes. See Notes to our Consolidated Financial Statements included within this annual report for further details.

Stock Option Compensation

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

  Sources of Revenue

Trade Shows and Conferences

        The trade shows and conferences segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at its events. In 2001, approximately 83% of our trade shows and conferences revenue was from the sale of exhibit space. Events are generally held on an annual basis in major metropolitan or convention areas such as New York City or Las Vegas. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as a year in advance. The sale of exhibit space is affected by the on-going quality and quantity of attendance, venue selection and availability, industry life cycle and general market conditions. Revenue and related direct event expenses are recognized in the month in which the event is held. Cash is collected in advance of an event and is recorded on our balance sheet as deferred revenue.

Trade Publications

        The trade publications segment derives revenue principally from the sale of advertising in its business-to-business magazines. Additionally, certain publications derive revenue from paid subscriptions and custom publishing. Paid subscriptions comprise less than 5% of total publishing revenue. Most publications are produced monthly with advertising sold both on an annual schedule and single insertion basis. The sale of advertising is affected by new product releases, circulation quality, readership and general market conditions. Advertising revenue is recognized on the publication issue date, and subscription revenue, if any, is recognized over the subscription period, typically one year.

        Our publishing properties operate in many different markets and industries which are subject to economic conditions prevalent in those industries. Accordingly, publishing revenues may fluctuate in connection with the markets in which we operate.

Marketing Services

        The marketing services segment derives its revenue from the sale of value-added marketing products such as classified advertising, both print and internet-based, direct mail services, reprints, database marketing, directories, guides and reference books. These products complement and, in many cases, utilize the content or databases generated by our trade shows, conferences and publications. The sale of these products is affected by the success of the event or publication from which these products are derived, the quality of the sales team and general market conditions. Revenue is generally recognized when the applicable product is shipped.

  Components of Expenses

Trade Shows and Conferences

        Costs incurred by the trade shows and conferences segment include facility rent, outsourced services such as registration, security, decorator, and attendee and exhibitor promotion. Exhibitors generally contract directly with third parties for on-site services such as electrical, booth set-up and drayage. Staff salaries and related payroll expenses are treated as monthly period expenses. All other direct costs are expensed in the month the event occurs.

Trade Publications

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

Marketing Services

        Costs of the marketing services segment include printing and distribution costs, database administration fees and selling and product development salaries and related payroll taxes and benefits.

Significant Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to bad debts, intangible assets, income taxes, contingencies and litigation. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We apply the following critical accounting policies in the preparation of our consolidated financial statements:

          Revenue Recognition.    We recognize revenue as discussed in the "Sources of Revenue" section above.

          Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

          Deferred Taxes.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Similarly, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.

          Impairment of Long-Lived Assets.    We evaluate the recoverability of our identifiable intangible assets, goodwill and other long-lived assets in accordance with SFAS No. 121 which generally requires us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. Upon implementation of SFAS No. 142 on January 1, 2002, we will use the fair value method to assess our goodwill on at least an annual basis and the undiscounted cash flows method will continue to be used for qualifying identifiable intangible assets and other long-lived assets. Any impairment recorded upon adoption would be recorded as a change in accounting principle. Future impairments would be recorded in income from continuing operations. We had $760.4 million of goodwill at December 31, 2001. During 2002 we will begin the required impairment tests. We have not yet determined what impact these tests will have on our financial position and results of operations. In addition, under the new rules goodwill will no longer be amortized. Goodwill amortization was $28.0 million for the year ended December 31, 2001.

Results of Operations

  2001 compared to 2000

        The following discussion compares our results for 2001 to the two months and 20 days ended December 31, 2000 combined with our predecessor's results for the period January 1, 2000 through October 11, 2000.

Revenue

        Total revenue decreased $28.9 million, or 7.6%, to $350.2 million in 2001 from $379.1 million in 2000.

        Revenue from trade shows and conferences declined $12.1 million, or 6.1%, to $186.3 million in 2001 from $198.4 million in 2000. Strong performances in our larger first and third quarter events, such as MAGIC and the New York art and beauty shows, our motorcycle shows and our Brazil telecom show, and the acquisition of an e-Learning conference (TechLearn) were partially offset by the impact of the realignment of our East Coast fashion events and the cancellation of several events in Europe and the United States in our call center and IT sectors. In the aftermath of September 11, we held 18 events as scheduled, rescheduled two events later in 2001 and cancelled a small conference in Paris. Most of our events held after September 11 performed below the prior year due to the lingering impact of the September 11th terrorist attacks and the persistence of the general economic slowdown in the U.S., and will likely continue at least through the first half of 2002.

        Trade publications and related marketing services revenue declined $16.7 million, or 9.3%, to $164.0 million in 2001 from $180.7 million in 2000. The continued slowdown in the U.S. economy resulted in an 8.8% decrease in advertising pages combined with a 2.8% decrease in revenue per page. This decline in trade publication revenue worsened as the year unfolded, particularly in the Technology, Communications, Travel and Hospitality sectors. Partially offsetting this decline was our acquisition at the end of the first quarter of Motor Age and Automotive Body Repair News and an increase in web-related activity related to the development and expansion of our web-based products.

Cost of production and selling

        Cost of production and selling expenses decreased $21.1 million, or 8.8%, to $219.1 million in 2001 from $240.2 million in 2000.

        Expenses of trade shows and conferences decreased $12.9 million, or 11.5%, to $99.3 million in 2001 from $112.2 million in 2000. This decrease was primarily due to cost savings associated with discontinued events and ongoing cost reduction programs, partially offset by costs related to our acquisition of TechLearn, discussed above and new product launches.

        Expenses of publications and marketing services decreased $8.2 million, or 6.4%, to $119.8 million in 2001 from $128.0 million in 2000. We have mitigated the effects of the 15% postal rate increase in January 2001 and the costs related to our acquisitions described above through cost savings on our base portfolio related to our ongoing cost reduction program and cost savings related to discontinued publications.

General and administrative expenses

        General and administrative expenses declined $6.8 million, or 12.1% to $49.3 million in 2001 from $56.1 million in 2000. This decrease was primarily due to staff and compensation reductions as part of our cost reduction efforts in response to the worsening economic situation in 2001. In addition, we incurred sale transaction bonuses in the fourth quarter of 2000 for which there was no corresponding expense in 2001.

        Our results in 2000, were positively impacted by non-cash compensation benefits of approximately $2.5 million recognized due to a decrease in the fair value of the shares underlying the options at the end of the period. We no longer have a variable-feature benefit plan after the acquisition and no longer recognize stock option compensation charges under the plan as currently in effect.

Depreciation and amortization

        Depreciation and amortization expense increased $10.9 million to $67.7 million in 2001 from $56.8 million in 2000 primarily due to increased amortization of goodwill and intangible assets related to the Acquisition in October 2000 and the full period depreciation effect of the development and expansion of our information technology infrastructure and web-based e-commerce communities.

Interest expense

        Net interest expense increased $14.7 million, or 27.6%, to $68.0 million in 2001 from $53.3 million in 2000 due to the additional indebtedness of $94.3 million necessary to fund the Acquisition, partially offset by a 170 basis point decrease in weighted average interest rates as a result of reduced LIBOR impact on our floating rate debt. Also, in February 2001, we replaced our then outstanding $150.0 million 9.25% senior subordinated notes with $160.0 million 12.00% senior subordinated notes, and issued our 15.0% senior discount notes with an aggregate principal amount at maturity of $171.8 million.

Other income (expense), net

        Other expense in 2001 was an expense of ($41,000), compared to an expense of ($10.2) million in 2000. In 2000, the Company expensed transaction costs related to the Acquisition. There were no corresponding sale transaction costs in 2001.

Provision (benefit) for income taxes

        We recorded an income tax benefit of $12.0 million in 2001 compared to a provision of $0.3 million in 2000. This was primarily due to a decrease in taxable earnings related to reduced operating income more fully described above partially offset by an increase in nondeductible amortization and interest expense resulting from the Acquisition, and an increase in the valuation allowance principally related to foreign tax jurisdiction net operating losses incurred in 2001.

EBITDA

        EBITDA decreased $12.0 million, or 14.4%, to $71.3 million in 2001 from $83.3 million in 2000. The decrease was primarily due to a general economic downturn in our publishing segment as more fully discussed above, offset by acquisitions and the effect of our ongoing cost management reduction program.

  2000 compared to 1999

        The following discussion compares our results for the two months and 20 days ended December 31, 2000 combined with our predecessor's results for the period January 1, 2000 through October 11, 2000, to our predecessor's results in 1999.

Revenue

        Revenue increased $50.7 million, or 15.4%, from $328.4 million in 1999 to $379.1 million in 2000.

        Revenue from our trade shows and conferences increased $37.4 million, or 23.2%, from $161.0 million in 1999 to $198.4 million in 2000. This increase was attributable to:

  •
  trade shows and conferences acquired in 1999 and 2000, such as Larkin and DMS;

  •
  new product launches, such as iEB West, InterExpo, Custom Relationship Management New York and Art Expo Florida; and

  •
  the growth of our existing product portfolio.

These revenue gains were partially offset by the discontinuation or sale of certain trade shows and conferences held in 1999. Revenue for 2000 was also impacted by weaker performance in the fourth quarter of 2000 compared to the fourth quarter of 1999 resulting primarily from declines in our East Coast fashion events, due in part to the ongoing market repositioning of these events, and from competitive pressures and certain weather-related events impacting certain European trade shows in our Call Center and Application Technology sectors.

        Revenue from trade publications increased $11.3 million, or 7.6%, from $147.7 million in 1999 to $159.0 million in 2000. The increase in revenue was due primarily to:

  •
  trade publications acquired in 1999 and 2000, such as Sensors and Info 21;

  •
  new product launches, such as E-Learning and Wireless Asia; and

  •
  the growth in advertising pages on our existing product portfolio.

These revenue gains were partially offset by the sale or discontinuation of certain magazines published in 1999.

        Marketing services and other revenue increased $2.0 million or 10.5% from $19.7 million in 1999 to $21.7 million in 2000. Growth in revenue from web-based products, list rentals, reprints and classified advertising was primarily responsible for the increase.

Cost of production and selling

        Cost of production and selling expenses increased $35.1 million, or 17.1%, from $205.1 million in 1999 to $240.2 million in 2000.

        Expenses of trade shows and conferences increased $22.8 million, or 25.4%, from $89.4 million in 1999 to $112.2 million in 2000. This increase was primarily due to increases in operations, promotion and management costs associated with our acquisitions and launches as well as costs attributable to growth in existing events. These increases were partially offset by cost savings associated with discontinued events.

        Expenses of trade publications increased $8.2 million, or 7.7%, from $105.7 million in 1999 to $113.9 million in 2000. This increase was primarily attributable to direct costs related to acquisitions and launches as well as normal increases due to growth in revenue.

        Expenses of marketing services increased $4.1 million, or 41.4%, from $10.0 million in 1999 to $14.1 million in 2000. This increase was primarily due to increased selling expenses incurred as a result of our efforts to market these products as well as increased costs of production due to growth in those respective product lines.

General and administrative expenses

        General and administrative expenses increased $16.5 million, or 41.7%, from $39.6 million in 1999 to $56.1 million in 2000. The increase was primarily due to:

  •
  the development of our internet management infrastructure and web-based e-commerce communities;

  •
  the consolidation of our New York metropolitan area offices and office expansion in several locations due to acquisitions and growth;

  •
  the continued implementation of our market-focused cluster management structure; and

  •
  increases in central services groups, such as finance and legal administration, in line with our growth in scale and complexity.

        In 2000 we recognized a benefit of $2.5 million related to our stock option compensation plan. This represents a decrease in compensation expense of approximately $6.4 million from 1999, resulting from a decrease in the fair value of the shares underlying the options during 2000.

Depreciation and amortization

        Depreciation and amortization expense increased $3.5 million from $53.3 million in 1999 to $56.8 million in 2000. This increase was primarily due to the full-period depreciation effect of the development and expansion of our information technology infrastructure.

Operating income

        Operating income increased $1.9 million, or 7.1%, from $26.5 million in 1999 to $28.4 million in 2000. The increase was primarily due to revenue growth across our segments partially offset by increased general and administrative expense after stock option compensation expense, as more fully described above.

Interest expense

        Net interest expense increased $13.4 million, or 33.7%, from $39.9 million in 1999 to $53.3 million in 2000 due to the additional indebtedness necessary to fund acquisitions, the Acquisition and an aggregate increase in interest rates of approximately 1.0%. In July 1999, we obtained an additional $138.0 million in term debt financing that was used to fund the Larkin and other acquisitions during the year.

Other income (expense), net

        Other expense increased $8.6 million, from ($1.6) million in 1999 to ($10.2) million in 2000 due to our merger transaction fees and expenses.

Provision (benefit) for income taxes

        Provision for income taxes increased $11.7 million from a tax benefit of $11.4 million in 1999 to a provision of $0.3 million in 2000. This increase was primarily due to the utilization of a significant portion of our net operating loss carryforward and an increase in taxable earnings.

EBITDA

        EBITDA increased $4.8 million, or 6.1%, from $78.5 million in 1999 to $83.3 million in 2000. The increase was primarily due to revenue growth across our segments, partially offset by increased general and administrative expense after stock option compensation expense and increased production, selling and other direct expense, as more fully described above.

Liquidity and Capital Resources

        The following discussion presents our liquidity and capital resources on a consolidated basis, including our subsidiaries.

        We are a holding company and have no direct material operations. Our principal assets are our ownership of Advanstar Communications Inc., and Advanstar.com, and our only material liabilities are the senior discount notes and our guarantee of the Advanstar Communications Inc. credit facility. Our principal liquidity needs are for debt service on the senior discount notes and investments in Advanstar.com, which currently does not generate positive cash flow.

        Since the Acquisition, our principal source of cash is dividends from Advanstar Communications Inc. The credit facility and senior subordinated notes described below are obligations of Advanstar Communications Inc. and impose limitations on its ability to pay dividends to us. We believe that Advanstar Communications' debt instruments will permit it to supply us with sufficient cash to meet the cash needs referred to above for the next several years. However, if that is not the case, we would not be able to satisfy those needs, because we have no other source of cash other than dividends from Advanstar Communications. We would then be required to secure alternate financing, which may not be available on acceptable terms, or at all.

        Advanstar Communications principal cash needs are for debt service, capital expenditures and strategic acquisitions, as well as to provide us with cash to finance our cash needs. Its principal sources of liquidity will be cash flow from operations and borrowings under its credit facility.

Debt service.

        As of December 31, 2001, we had total indebtedness of $654.9 million and approximately $42.9 million of borrowings available under our credit facility, subject to customary conditions.

        Credit facility.    The term loan facility under the credit facility consists of a $100.0 million amortizing term loan A maturing April 11, 2006 and a $315.0 million amortizing term loan B maturing October 11, 2008. The credit facility also includes an $80.0 million revolving credit facility. The revolving credit facility will terminate in April, 2007. The credit facility may be increased by up to $50.0 million at our request, with the formal prior consent of the lenders or other financial institutions providing the increase. However, there can be no assurance that this consent will be obtained. In February 2001, we repaid $10.8 million of term loan A and $34.2 million of term loan B at the closing of the issuance of our 12.00% senior subordinated notes.

        Borrowings under the credit facility generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted London-interbank offered rate (LIBOR). The applicable margin for revolving credit loans and term loan A will vary based upon our ratio of consolidated debt to EBITDA, as defined in the credit facility, and the applicable margin for term loan B is 3.50% over LIBOR and 2.25% over the base rate. Our obligations under the credit facility are guaranteed by Advanstar Holdings Corp., our ultimate parent company, and all our existing and future domestic subsidiaries and are secured by substantially all of the assets of our company and the subsidiary guarantors, including a pledge of the capital stock of all our existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by our company or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of Advanstar, Inc., our company and our domestic subsidiaries, a pledge of our company's and Advanstar IH, Inc.'s capital stock by our parent company, and a pledge of our parent company's capital stock by Advanstar Holdings Corp. The credit facility contains covenants and events of default that, among other things, limit our ability to incur debt, pay dividends and make investments. As of December 31, 2001 we were in compliance with these covenants.

        As a result of the decline in our operating results in 2001 and the anticipated decline in our operating results through the first half of 2002, we believe that we would have failed to satisfy certain of the financial covenants contained in our Credit Facility as of March 31, 2002. Accordingly, we sought and obtained an amendment to the Credit Facility in March 2002 which provided for certain revisions to our quarterly financial covenants in 2002 and 2003. Although there can be no assurance, we believe that we will be able to comply with the amended financial covenants contained in the amended credit facility.

        Senior subordinated notes.    Advanstar Communications' 12.00% senior subordinated notes mature in 2011 and are guaranteed by each of Advanstar Communications' existing and future domestic restricted subsidiaries. Interest on the notes is payable semi-annually in cash. The notes contain covenants and events of default that, among other things, limit our ability to incur debt, pay dividends and make investments. As of December 31, 2001 we were in compliance with these covenants.

        Senior discount notes.    As part of the financing for the Acquisition, we issued senior discount notes due October 2011 with a principal amount at maturity of $103.2 million. Concurrently with the closing of the offering of the 12.00% senior subordinated notes, we sold additional senior discount notes due October 2011 with an additional aggregate principal amount at maturity of $68.6 million. These notes do not require cash interest payments until 2006 and contain covenants and events of default that, among other things, limit our ability and that of our subsidiaries to incur debt, pay dividends and make investments. As of December 31, 2001 we were in compliance with these covenants. However, we are a holding company and our ability to pay interest on these notes will be dependent upon the receipt of dividends from our subsidiaries. The credit facility and the senior subordinated notes impose substantial restrictions on our subsidiaries' ability to pay dividends.

        Contractual and contingent obligations.    Our contractual obligations are set forth below (in millions):

	Payment due by Period
Contractual Obligation	Less Than 1 Year	1 to 3 Years	Over 3 Years
Indebtedness (excluding interest)	$16.2	$53.3	$672.3
Operating leases	7.1	16.4	19.2

Total	$23.3	$69.7	$691.5

        Our contingent obligations are composed of $3.1 million of letters of credit and our interest rate and foreign currency derivatives discussed more fully below in Item 3—Qualitative and Quantitative Disclosure About Market Risk

        Capital expenditures.    Capital expenditures in 2001 were approximately $12.1 million. We anticipate that we will spend between $7.0 and $8.0 million on capital expenditures in 2002, primarily for expenditures related to our desktop computers and management information systems. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

        Acquisitions and Investments.    We have provided funding to Advanstar.com, our subsidiary, to support its operations. We provided funding of approximately $16.6 million in 2001 and anticipate that we will provide an aggregate of $2.0 million of additional funding in 2002. Our debt instruments limit the total amount we can invest in Advanstar.com, but, based on current estimates, we anticipate that we will be able to make these investments within those limitations.

        Our business strategy includes the consummation of strategic acquisitions. In connection with any future acquisitions, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments. Consistent with our strategy since 1996, we are engaged in preliminary negotiations involving potential acquisitions of complementary businesses, some of which may be significant.

Source of funds

        We generally operate with negative working capital, excluding cash and current maturities of long-term debt, due to the impact of deferred revenue from trade shows, which is billed and collected as deposits up to one year in advance of the respective trade show. Consequently, our existing operations are expected to maintain very low or negative working capital balances, excluding cash and current maturities of long-term debt. We anticipate that our operating cash flow, together with borrowings under the credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service and other obligations as they become due. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

        From time to time we will continue to explore additional financing methods and other means to lower our cost of capital, which could include stock issuance or debt financing and the application of the proceeds therefrom to the repayment of bank debt or other indebtedness.

        Historically, our financing requirements have been funded primarily through cash generated by operating activities and borrowings under our revolving credit facility. From time to time we have also raised additional funds through sales of common stock, high yield offerings and term borrowings under our credit facility for purposes of completing strategic acquisitions.

        Cash flows from operating activities.    Net cash provided by operations increased $12.9 million, or 84.8%, to $28.0 million in 2001 from $15.1 million in 2000. The increase was primarily due to the decreases in working capital items cash interest expense and cash income taxes, partially offset by a decrease in operating results more fully described above.

        Cash flows used in investing activities.    Net cash used in investing activities increased $12.3 million to $28.0 million in 2001, from $15.7 million in 2000. In 2000 we received approximately $26.5 million in proceeds from the sale of marketable securities and other assets for which there was no corresponding transaction in 2001. This was partially offset by decreased investments in acquisitions and capital expenditures during the period.

        Cash flows from financing activities.    Net cash provided by financing activities increased $42.0 million in 2001 to $25.2 million, from a use of cash of $16.8 million in 2000. This increase was principally due to the effect of refinancing the Notes (as more fully discussed above) and additional borrowings under our operating line of credit.

Certain Factors Which May Affect Future Results

        Trade show attendance and ad pages declined significantly in 2001 as a result of the economic slowdown in the United States and the September 11, 2001 terrorist attacks, and this trend may continue in 2002

        Our customers typically reduce their marketing and advertising budgets during a general economic downturn or a recession in the United States or in any other market where we conduct a significant amount of business. Any material decrease in marketing budgets could reduce the demand for exhibition space and also reduce attendance at our trade shows and conferences. Any material decrease in advertising budgets could reduce the demand for advertising space in our publications. As a result, our revenue and our cash flow from operations would decrease significantly. In addition, our integrated marketing strategy could be materially adversely affected if advertising revenue cannot support one or more of our important publications or if declines in our customers' marketing and advertising budgets require us to discontinue one or more of our important trade shows or conferences.

        Our business and results of operations for the year ended December 31, 2001 were significantly impacted by the downturn in the U.S. economy, particularly in our Information Technology & Communications cluster and Travel & Hospitality cluster. The events of September 11th also impacted our 2001 results, including cancellations in ad pages, particularly in our travel industry publications, and cancellations of exhibitor participation in several of our events in the third and fourth quarter following September 11th.

        We cannot predict the impact that the September 11, 2001 terrorist attacks in New York and Washington, D.C. will have on our future results of operations or financial condition, whether as a result of (1) reduced attendance at, or curtailment or cancellation of, trade shows due to travel fears, (2) further reduction in economic activity and a related reduction in marketing expenditures on publications or trade shows, or (3) other circumstances that could result from these or subsequent attacks.

        We depend on securing desirable dates and locations for our trade shows and conferences, which we may not be able to secure

        The date and location of a trade show or a conference can impact its profitability and prospects. The market for desirable dates and locations is highly competitive. If we cannot secure desirable dates and locations for our trade shows and conferences, their profitability and future prospects would suffer, and our financial condition and results of operations would be materially adversely affected. In general, we maintain multi-year reservations for our trade shows and conferences. Consistent with industry practice, we do not pay for these reservations, and these reservations are not binding on the facility owners until we execute a contract with the owner. We typically sign contracts that guarantee the right to venues or dates for only one year. Therefore, our multi-year reservations may not lead to binding contracts with facility owners. In addition, because trade shows and conferences are held on pre-scheduled dates at specific locations, the success of a particular trade show or conference depends upon events outside of our control, such as natural catastrophes, labor strikes and transportation shutdowns.

        A significant portion of our revenue and contribution before general and administrative expenses is generated from our MAGIC trade shows, so any decline in the performance of these shows would reduce our revenues and operating income

        For the year ended December 31, 2001, our MAGIC trade shows represented approximately 20% of our total revenue and approximately 37% of contribution before general and administrative expenses. We expect that the MAGIC trade shows will continue to represent a significant portion of our overall revenue and Adjusted EBITDA in the future. Therefore, a significant decline in the performance of one or both of the MAGIC trade shows, typically held in the first and third quarters, could have a material adverse effect on our financial condition and results of operations.

        Any significant increase in paper or postage costs would cause our expenses to increase significantly

        Because of our print products, direct mail solicitations and product distributions, we incur substantial costs for paper and postage. We do not use forward contracts to purchase paper, and therefore are not protected against fluctuations in paper prices. In general, we use the United States Postal Service to distribute our print products and mailings. United States Postal Service rates increase periodically. If we cannot pass increased paper and postage costs through to our customers, our financial condition and results of operations could be materially adversely affected.

        The market for our products and services is intensely competitive

        The market for our products and services is intensely competitive. The competition is highly fragmented by product offering and by geography. On a global level, larger international firms operate in many geographic markets and have broad product offerings in trade shows, conferences, publications and marketing services. In several industries, such as information technology and healthcare, we compete with large firms with a single-industry focus. Many of these large international and single-industry firms are better capitalized than we are and have substantially greater financial and other resources than us.

        Within each particular industry sector, we also compete with a large number of small to medium-sized firms. While most small to medium-sized firms operate in a single geographic market, in some cases, our competitors operate in several geographic markets. Our trade shows and conferences compete with trade associations and, in several international markets, with exposition hall owners and operators. Our publications typically have between two and five direct competitors that target the same industry sector, and we also have many indirect competitors that define niche markets differently than we do and thus may be alternatives for either readers or advertisers.

        We depend in part on new product introductions, and the process of researching, developing, launching and establishing profitability for a new event or publication is inherently risky and costly

        Our success has depended in part upon our ability to monitor rapidly changing market trends and to adapt our events and publications to meet the evolving needs of existing and emerging target audiences. Our future success will depend in part on our ability to continue to adapt our existing events and publications and to offer new events and publications by addressing the needs of specific audience groups within our target markets. The process of researching, developing, launching and establishing profitability for a new event or publication is inherently risky and costly. We generally incur initial operating losses when we introduce new events and publications. Our efforts to introduce new events or publications may not ultimately be successful or profitable. In addition, costs related to the development of new events and publications are accounted for as expenses, so our year-to-year results may be adversely affected by the number and timing of new product launches.

        We may continue to experience continued operating losses at Advanstar.com, our internet subsidiary, which historically we have funded from our other business

        During the year ended December 31, 2001 we have provided funding to Advanstar.com of approximately $16.6 million to support its operations. We expect to provide additional funding of approximately $2.0 million in 2002. Historically, Advanstar.com has had operating losses, which were funded by distributions from Advanstar Communications. While we expect Advanstar.com to achieve operating income, we may continue to incur additional operating losses, which operating losses we may fund with additional distributions from Advanstar Communications.

        Our growth strategy of identifying and consummating acquisitions entails integration and financing risk

        We intend to continue to grow in part through strategic acquisitions. This growth strategy entails risks inherent in identifying desirable acquisition candidates and in integrating the operations of acquired businesses into our existing operations. In addition, we may not be able to finance the acquisition of a desirable candidate or to pay as much as our competitors because of our leveraged financial condition or general economic conditions. Difficulties that we may encounter in integrating the operations of acquired businesses could have a material adverse impact on our results of operations and financial condition. Moreover, we may not realize any of the anticipated benefits of an acquisition, and integration costs may exceed anticipated amounts.

        We depend on our senior management team, and we do not have employment contracts for many of our senior managers

        We benefit substantially from the leadership and experience of Robert L. Krakoff and other members of our senior management team and depend on their continued services to implement successfully our business strategy. The loss of any member of our senior management team or other key employee could materially adversely affect our financial condition and results of operations. Although we have entered into employment agreements with Mr. Krakoff, Mr. Alic and Mr. Loggia, we do not have employment contracts with most other members of our senior management team or other key employees. We cannot be certain that we will continue to retain their services, or the services of other key personnel, in the future. Moreover, we may not be able to attract and retain other qualified personnel in the future. We do not currently maintain key-man life insurance policies on any member of our senior management team or other key employees.

        Our international operations and expansion strategy exposes us to various risks associated with international operations

        Our growth strategy includes expanding our product and service offerings internationally. We currently maintain offices in Brazil, Germany, Hong Kong, and the United Kingdom. International operations accounted for approximately 11% of our total revenue in 2001. International operations and expansion involve numerous risks, such as:

  •
  the uncertainty of product acceptance by different cultures;

  •
  divergent business expectations or cultural incompatibility in establishing joint ventures with foreign partners;

  •
  difficulties in staffing and managing multinational operations;

  •
  currency fluctuations;

  •
  state-imposed restrictions on the repatriation of funds; and

  •
  potentially adverse tax consequences.

        The impact of any of these risks could materially adversely affect our future international operations and our financial condition and results of operations.

        We have some exposure to fluctuations in the exchange rates of international currencies

        Our consolidated financial statements are prepared in U.S. dollars. However, a portion of our revenues, expenses, assets and liabilities is denominated in currencies other than the U.S. dollar, including the British Pound Sterling, the euro and the Brazilian Real. Consequently, fluctuations in exchange rates could result in exchange losses. In 1999, 2000 and 2001, there was no material effect on our net income due to currency fluctuations, but the impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. Moreover, because we intend to continue our international expansion, the effect of exchange rate fluctuations could be greater in the future. We have previously undertaken, and in the future may undertake, transactions to hedge the risks associated with fluctuations in exchange rates of other currencies to the dollar. We do not know if any hedging techniques that we may implement will be successful or will mitigate the effect, if any, of exchange rate fluctuations on our financial condition and results of operations.

        Our business is seasonal due largely to higher trade show revenue in the first and third quarters

        Our business is seasonal, with revenue typically reaching its highest levels during the first and third quarters of each calendar year, largely due to the timing of the MAGIC trade shows and our other large trade shows and conferences. In 2001, approximately 37% of our revenue was generated during the first quarter and approximately 23% during the third quarter. The second quarter accounted for approximately 22% of revenue in 2001 and the fourth quarter accounted for approximately 18% of revenue in 2001. Because event revenue is recognized when a particular event is held, we may also experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

        We have a significant amount of debt, which could limit our ability to remain competitive or grow our business

        We incurred a significant amount of indebtedness in connection with the Acquisition. The level of our indebtedness may have important consequences, including:

  •
  limiting cash flow available for general corporate purposes, including capital expenditures and acquisitions, because a substantial portion of our cash flow from operations must be dedicated to servicing our debt;

  •
  limiting our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions;

  •
  limiting our flexibility in reacting to competitive and other changes in our industry and economic conditions generally; and

  •
  exposing us to risks inherent in interest rate fluctuations because some of our borrowings will be at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

        As of December 31, 2001, we had (a) total indebtedness of approximately $654.9 million and (b) approximately $42.9 million of borrowings available under the credit facility, subject to customary conditions. In addition, subject to the restrictions in our credit facility and the indenture, we may incur significant additional indebtedness, which may be secured, from time to time.

        We are a holding company and therefore dependent on dividends from our subsidiaries to meet our debt obligations.

        We are a holding company, and our ability to pay interest on the senior discount notes when they become cash payable in 2005 is dependent upon the receipt of dividends from our direct and indirect subsidiaries. We do not have, and may not in the future have, any assets other than ownership interests in Advanstar Communications Inc. and Advanstar IH, Inc. Advanstar Communications Inc. and Advanstar IH, Inc. and their subsidiaries are parties to the credit facility and Advanstar Communications Inc. and its subsidiaries are party to the senior subordinated note indenture, each of which imposes substantial restrictions on Advanstar Communications Inc. and Advanstar IH, Inc.'s ability to pay dividends. Any payment of dividends will be subject to the satisfaction of certain financial conditions set forth in the senior subordinated notes indenture and the credit facility. The ability of Advanstar Communications Inc. and Advanstar IH, Inc. and their subsidiaries to comply with such conditions may be affected by events that are beyond our or their control. The breach of any such conditions could result in a default under the senior subordinated notes indenture and/or the credit facility, and in the event of any such default, the holders of the senior subordinated notes or the lenders under the credit facility could elect to accelerate the maturity of all the senior subordinated notes or the loans under such facility. If the maturity of the senior subordinated notes or the loans under the credit facility were to be accelerated, all such outstanding debt would be required to be paid in full before Advanstar Communications Inc. or Advanstar IH, Inc. or their subsidiaries would be permitted to distribute any assets or cash to us. Future borrowings by Advanstar Communications Inc. and Advanstar IH, Inc. can also be expected to contain restrictions or prohibitions on the payment of dividends by such subsidiaries to us. We cannot predict what the value of our subsidiaries, assets or the amount of their liabilities will be in the future and whether such values or amounts will permit the payment of distributions to us. Accordingly, there can be no assurance that we will be able to pay our debt service obligations on the senior discount notes.

        As a result of our holding company structure, the holders of the senior discount notes are structurally junior to all creditors of our subsidiaries, except to the extent that we are recognized as a creditor of any such subsidiary, in which case our claims would still be subordinate to any security in the assets of such subsidiary and any indebtedness of such subsidiary senior to that held by us. In the event of insolvency, liquidation, reorganization, dissolution or other winding-up of our subsidiaries, we will not receive any funds available to pay to creditors of the subsidiaries until they are paid in full.

        We are controlled by principal stockholders who will be able to make important decisions about our business and capital structure; their interests may differ from your interests as a debtholder

        Circumstances may occur in which the interests of our principal stockholders could be in conflict with your interests. In addition, these stockholders may have an interest in pursuing transactions that, in their judgment, enhance the value of their equity investment in our company, even though those transactions may involve risks to you as a holder of the notes.

        Substantially all of the outstanding shares of common stock of Holdings is held by the DLJ Merchant Banking funds. As a result of their stock ownership, the DLJ Merchant Banking funds control us and have the power to elect a majority of our directors, appoint new management and approve any action requiring the approval of the holders of common stock, including adopting amendments to our certificate of incorporation and approving acquisitions or sales of all or substantially all of our assets. The directors elected by the DLJ Merchant Banking funds will have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends.

        The general partners of each of the DLJ Merchant Banking funds are affiliates or employees of Credit Suisse First Boston Corporation, which is also an affiliate of (1) DLJ Capital Funding, Inc., the arranger, syndication agent and a lender under our credit facility, and (2) the general partners of each of the DLJ Investment Partners funds, which own a substantial portion of the notes.

        You may not be able to rely on forward-looking statements included in this annual report, as our actual results may be materially different

        The information contained in this annual report includes some forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be very different from the results, performance, achievements or industry results expressed or implied by those forward-looking statements. These factors include, but are not limited to:

  •
  the competitive environment in our industry;

  •
  economic conditions in general and in the industry in which we compete;

  •
  changes in or our failure to comply with federal, state, local or foreign laws and government regulations;

  •
  liability and other claims asserted against our company;

  •
  changes in operating strategy or development plans;

  •
  the ability to attract and retain qualified personnel;

  •
  our significant indebtedness;

  •
  changes in our acquisition and capital expenditure plans;

  •
  unforeseen interruptions with our largest customers; and

  •
  other factors we refer to in this prospectus.

        In addition, forward-looking statements depend upon assumptions, estimates and dates that may not be correct or precise and involve known and unknown risks, uncertainties and other factors. Accordingly, a forward-looking statement in this annual report is not a prediction of future events or circumstances and those future events or circumstances may not occur. Given these uncertainties, you are warned not to rely on the forward-looking statements. A forward-looking statement is usually identified by our use of certain terminology including "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates" or "intends" or by discussions of strategy or intentions. We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Item 7A.—QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

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

        Interest.    We rely significantly on variable rate and fixed rate debt in our capital structure. At December 31, 2001, we had fixed rate debt of $250.9 million and variable rate debt of $404.0 million. The pre-tax earnings and cash flows impact for the next year resulting from a 100 basis point increase in interest rates on variable rate debt would be a reduction of pre-tax earnings of $4.0 million, holding other variables constant and excluding the impact of our interest rate protection agreements. Under the credit facility, we are required to enter into interest rate protection agreements that have the effect of causing at least half of the outstanding term loan borrowings and senior subordinated notes to be fixed-rate borrowings. We have entered into agreements to cap the interest rate on $250.0 million of borrowings under our credit facility, which would have the effect of reducing the impact of interest rate increases on our earnings and cash flows.

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

        A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive loss. Accordingly, our consolidated stockholder's equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

        Our strategy for management of currency risk relies primarily upon conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of December 31, 2001, there were open foreign exchange derivative contracts to sell with a notional amount totaling $9.7 million and to buy with a notional amount totaling $1.6 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net liability of approximately $0.6 million.

        The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to an additional loss of approximately $0.9 million. Actual results may differ.

Item 8.—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Please refer to Item 14.—Exhibits, Financial Statements and Reports on Form 8-K

Item 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        No events have occurred which would require disclosure under this Item.

PART III

Item 10.—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the name, age and position of each of our executive officers, directors and other key employees.

Name	Age	Position
Robert L. Krakoff	66	Chairman of the Board and Chief Executive Officer
James M. Alic	59	Vice Chairman, Vice President and Director
Joseph Loggia	42	President and Chief Operating Officer
David W. Montgomery	44	Vice President-Finance, Chief Financial Officer and Secretary
Eric I. Lisman	45	Executive Vice President and General Counsel
Alexander S. DeBarr	42	Executive Vice President
Daniel M. Phillips	40	Executive Vice President
OhSang Kwon	33	Director
James A. Quella	51	Director
David M. Wittels	37	Director

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

        Joseph Loggia was named as President and Chief Operating Officer in June 2001. Prior to that, he had served as MAGIC's President and Chief Executive Officer since May 1997, President from August 1996 and Chief Operating Officer beginning in 1995. From January 1993 to August 1996, he was Chief Financial Officer of MAGIC. Prior to joining MAGIC, Mr. Loggia, who is a certified public accountant, was a manager at the accounting firm of Coopers & Lybrand responsible for Fraud & Financial Investigations.

        David W. Montgomery has served as our Vice President-Finance and Chief Financial Officer since January 1994. From July 1989 to December 1993, he was our Director of Corporate Finance. In July 1992, he became our Secretary. From January 1981 to June 1989, he was a practicing CPA with McGladrey & Pullen in Minneapolis, St. Paul, Minnesota.

        Eric I. Lisman has served as our Executive Vice President and General Counsel since September 1998. From November 1997 to August 1998, he engaged in a private legal practice. From August 1996 to July 1997, he was a Senior Vice President and General Counsel of Cahners Publishing Company. From July 1993 to July 1996, he was a Vice President and General Counsel of Reed Publishing USA.

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

  Directors

        Robert L. Krakoff.    See "—Executive Officers."

        James M. Alic.    See "—Executive Officers."

        OhSang Kwon has served as a director since October 2000. Mr. Kwon has been a Principal of DLJ Merchant Banking, Inc. since 2001 and a Vice President of DLJ Merchant Banking, Inc. prior to that. From May 1997 to February 2000, he was an Associate with DLJ Securities Corporation, and he became a Vice President of DLJ Securities Corporation in February 2000. From October 1996 to May 1997, he was an Associate at Davis Polk & Wardwell. Prior to that, he was a law clerk for the Hon. William C. Conner in the United States District Court for the Southern District of New York.

        James A. Quella has served as a director since October 2000. Mr. Quella joined DLJ Merchant Banking, Inc. in 2000 as a Managing Director and Operating Partner. Immediately prior to joining DLJ, he was a Managing Director at GH Venture Partners. From 1990 to 1999, Mr. Quella worked at Mercer Management Consulting where he served as a senior consultant and became Vice Chairman in 1997. Mr. Quella was also a Director of Mercer Consulting Group and Executive Partner of Marsh McLennan Companies. Mr. Quella currently serves on the board of directors of AKI Holding Corp., AKI Inc., Merrill Corporation and Von Hoffman Press, Inc.

        David M. Wittels has served as a director since October 2000. Mr. Wittels has been a Managing Director of DLJ Merchant Banking, Inc. since 2001 and has served in various capacities with DLJ Merchant Banking for the past five years. Mr. Wittels serves as a director of AKI Holding Corp., AKI Inc., Mueller Holdings (N.A.) Inc., Ziff Davis Media Inc., Ziff Davis Holdings Inc. and Wilson Greatbatch Technologies Inc.

Item 11.—EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table presents compensation paid to our chief executive officer and four other most highly paid officers in the last three fiscal years.

Name and Principal Position	Year	Salary	Bonus(1)		Other Annual Compensation(4)	All Other Compensation		Total Compensation
Robert L. Krakoff Chairman of the Board and Chief Executive Officer	2001 2000 1999	600,000 522,308 433,846	— 194,805 169,500	(5)	19,721 4,861 —	19,578 12,624 15,231	(3) (3) (3)	639,299 734,598 618,577
James M. Alic Vice Chairman, Vice President and Director	2001 2000 1999	500,000 422,308 333,846	— 157,700 133,200	(5)	— 5,392 —	7,594 7,112 7,561	(3) (3) (3)	507,594 592,512 474,607
Joseph Loggia President and Chief Operating Officer	2001 2000 1999	500,000 565,385 700,000	— 280,933 175,000	(5)	3,375 — —	5,195 1,622,611 4,800	(3) (2)(3) (3)	508,570 2,468,929 879,800
David W. Montgomery Vice President-Finance, Chief Financial Officer and Secretary	2001 2000 1999	250,000 210,000 190,000	17,000 110,836 92,442		1,500 14,712 —	5,895 773,246 5,576	(3) (2)(3) (3)	274,395 1,108,794 288,018
Eric I. Lisman Executive Vice President and General Counsel	2001 2000 1999	280,000 257,500 237,500	10,000 110,156 87,984		— — —	5,961 414,520 2,637	(3) (2)(3) (3)	295,961 782,176 328,121

(1)
Bonuses are reported in the year earned, even though they were actually paid in the subsequent year.

(2)
Includes all stock option payments and discretionary bonuses relating to the acquisition of Advanstar, Inc. by the DLJ Merchant Banking funds and are reported in the year earned even though some portion was actually paid in the subsequent year. See "Option Exercises and Holdings."

(3)
Includes value of group term life insurance benefits paid for by our company.

(4)
Includes the fair market value of fringe benefits provided for by our company.

(5)
For the year ended December 31, 2001, this executive voluntarily forfeited his right to any bonus during the period.

Option Grants in Last Fiscal Year

        The following table sets forth each grant of stock options made by Advanstar during the year ended December 31, 2001 pursuant to the 2000 Management Incentive Plan described below to each of the named executive officers. We have not granted any stock appreciation rights.

OPTION GRANTS IN LAST FISCAL YEAR

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term
		% of Total Options Granted to Employees In Fiscal Year
	Number of Securities Underlying Options Granted
Name			Exercise Price ($/share)	Expiration Date
					5% ($)	10% ($)
Eric I. Lisman	50,000	43.5%	10.00	2011	314,447	796,871

Option Exercises and Holdings

        The following table sets forth, for each of the officers named in the Summary Compensation Table, certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2001. None of the unexercised options were "in-the-money" at December 31, 2001.

Aggregated Option Exercises in 2001 and December 31, 2001 Option Values

			Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End
Name	Number of Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert L. Krakoff	—	—	225,000	675,000	—	—
James M. Alic	—	—	68,750	206,250	—	—
Joseph Loggia	—	—	100,000	300,000	—	—
David W. Montgomery	—	—	50,000	150,000	—	—
Eric I. Lisman	—	—	25,000	125,000	—	—

Stock Option and Incentive Plans

  1996 Stock Option Plan

        Advanstar, Inc.'s Second Amended and Restated 1996 Stock Option Plan, as amended, provides for the issuance of a maximum of 2,051,124 shares of its common stock pursuant to the grant of non-qualified stock options to employees and other individuals who render services to Advanstar, Inc. As of December 31, 1999, options to purchase 2,031,100 shares of Advanstar, Inc.'s common stock at an average exercise price of $8.24 were outstanding under the 1996 Plan, and no options had been exercised. Under the terms of the 1996 Plan and existing award agreements, upon the closing of the Acquisition all outstanding options became fully vested and exercisable. Under the acquisition agreement, the holder of each option outstanding under the 1996 Plan whose exercise price was less than the value of the merger consideration received for every option, an amount equal to the per share merger consideration minus the exercise price for such option. Outstanding options whose exercise price exceeded the value of the merger consideration were canceled as of the closing of the merger.

  2000 Management Incentive Plan

        The 2000 Management Incentive Plan was adopted by the board of Holdings on October 11, 2000. The following description of the plan is intended to be a summary and does not describe all provisions of the plan.

Purpose of the Plan

        The purpose of the plan is to attract and retain the best available key employees, non-employee directors and consultants for Holdings and its subsidiaries and affiliates and to encourage the highest level of performance by those individuals, thereby enhancing Holdings' value for the benefit of its stockholders. The plan is also intended to motivate such individuals by means of performance-related incentives to achieve longer-range performance goals and enable such individuals to participate in the long-term growth and financial success of Holdings.

Administration of the Plan

        The plan will be administered by the compensation committee or the board as a whole, if no committee is constituted. The compensation committee has the power, in its discretion, to select the participants who will participate in the plan, to grant awards under the plan, to determine the terms of these awards, to interpret the provisions of the plan and to take any action that it deems necessary or advisable for the administration of the plan.

Eligibility and Participation

        Eligibility to participate in the plan is limited to key employees of Holdings, its subsidiaries and affiliates. Participation in the plan is at the discretion of the compensation committee and will be based upon the individual's present and potential contributions to Holdings' success and such other factors as the compensation committee deems relevant. No individual may be granted in any calendar year awards covering more than 900,000 shares of Holdings common stock.

Type of Awards Under the Plan

        The plan provides that the compensation committee may grant nonstatutory stock options to eligible participants subject to such terms, conditions and provisions as the compensation committee may determine to be necessary or desirable.

Number of Authorized Shares

        Holdings has authorized a maximum of 3,422,789 shares of its common stock for participants under the plan during the term of the plan, of which 2,925,000 have been granted and remain outstanding as of December 31, 2001. In addition, the number of shares available will be increased to the extent that shares are not purchased on a leveraged basis under Holdings' Direct Investment Program. The compensation committee may adjust the number and class of shares available under the plan to prevent dilution or enlargement of rights in the event of various changes in Holdings' capitalization.

Put and Call Rights

        Holdings has certain rights to repurchase, or "call," shares purchased pursuant to the plan if a plan participant is terminated by Holdings or one of its subsidiaries for cause or without cause, or if the participant terminates employment for good reason, without good reason, or due to death, disability or "qualified retirement." A plan participant has the right to sell, or "put," shares purchased pursuant to the plan to Holdings if a participant's employment is terminated due to disability, "qualified retirement" or death. "Qualified retirement" means retirement at age 62 or with board approval.

Change in Control

        If there is a change in control of Holdings, all unvested time-vesting options granted pursuant to the plan will vest and become immediately exercisable and, if the change in control constitutes a liquidity event (as defined in the award agreements), all performance vesting options will vest. A change in control generally means the acquisition by any person or group of persons, other than an affiliate or affiliates of the DLJ Merchant Banking funds, of more than 51% of the outstanding voting securities of Holdings or a sale of all or substantially all of Holdings' assets.

Amendment and Termination

        Holdings' board may amend, alter, suspend, discontinue or terminate the plan at any time, provided that no such amendment, alteration, suspension, discontinuation or termination will be made without stockholder approval if such approval is necessary to qualify for or comply with any tax or regulatory status or requirement with which the board deems it necessary or desirable to qualify or comply.

Direct Investment Plan

        The Direct Investment Plan was adopted by the board of Holdings on October 11, 2000 to promote the interests of Holdings and its stockholders by retaining exceptional executive personnel and aligning the interests of such employees with those of Holdings' equity investors. Upon the closing of the DLJ Acquisition, 1,100,000 million shares of common stock of Holdings were purchased by executives of the Company pursuant to the plan, and participation in the plan was closed at that level as of December 31, 2000. Pursuant to the plan, one-half of the shares were purchased through non-recourse loans granted by Holdings.

        Holdings has certain rights to repurchase, or "call," shares purchased pursuant to the plan if a plan participant is terminated by Holdings or one of its subsidiaries for cause or without cause, or if the participant terminates employment for good reason, without good reason, or due to death, disability or "qualified retirement." A plan participant has the right to sell, or "put," shares purchased pursuant to the plan to Holdings if a participant's employment is terminated due to disability, "qualified retirement" or death. "Qualified retirement" means retirement at age 62 or with board approval.

  401(k) Plan

        Advanstar, Inc. has an Employees' 401(k) Plan and Trust. All current and future employees who have completed one year of service with Advanstar, Inc. or any other domestic subsidiary of Advanstar, Inc. and are at least 21 years-of-age are eligible to participate in the 401(k) Plan. Participants in the 401(k) Plan may not contribute more than the lesser of a specified statutory amount or 15% of his or her pre-tax total compensation. Advanstar, Inc. is required to make a matching contribution to the 401(k) Plan, which vests in equal installments over five years, in accordance with the following schedule:

  •
  with respect to the employee's elective contribution in an amount up to 2% of the employee's gross compensation, the matching contribution is required to be equal to 100% of the employee's contribution;

  •
  with respect to the employee's elective contribution in excess of 2% and not in excess of 6% of gross compensation, the matching contribution is required to be equal to 25% of such employee's contribution; and

  •
  with respect to the employee's elective contribution in excess of 6% of gross compensation, there shall be no matching contribution.

Employment Agreements

        Mr. Krakoff has entered into an employment agreements with Advanstar, Inc., dated as of August 14, 2000 which became effective on the closing of the Acquisition. The agreement provides for a term through September 30, 2003. Pursuant to the agreement, Mr. Krakoff is entitled to annual base salary of $600,000. Mr. Krakoff is also entitled to annual bonuses based on our EBITDA for any year, up to a maximum bonus in any one year of 100% of base salary. The agreement provides for indemnification of the executive to the extent permissible under New York law. The agreement further provides for severance benefits equal to one year's base salary and benefits and a pro rated bonus upon termination of employment by Advanstar without "cause" or by the executive for "good reason," which includes a change of control. Mr. Krakoff also entered into a noncompetition and confidentiality agreement with us. The noncompete period is one year after termination of employment unless employment is terminated by us without cause or by the executive for good reason, in which case the noncompetition period is six months. During the noncompete period, the executive may not hire any employee or solicit any trade show or publishing business from a third party that has a relationship or contract with us.

        Mr. Alic has entered into an employment agreement with us which was amended effective March 1, 2002. The amended agreement provides for a fixed term through September 30, 2002, and continuation thereafter until terminated upon not less than sixty days notice by either party. Pursuant to the amended agreement, Mr. Alic will continue to serve on a part-time basis as our Vice Chairman and will be entitled to an annual base salary of $150,000. The amended agreement does not provide for a bonus payment or severance upon termination. The agreement provides for indemnification of the executive to the extent permissible under New York law. Mr. Alic also entered into a noncompetition and confidentiality agreement with us. The noncompete period is one year after termination of employment unless employment is terminated by us without cause or by the executive for good reason, in which case the noncompetition period is six months. During the noncompete period, the executive may not hire any employee or solicit any trade show or publishing business from a third party that has a relationship or contract with us.

        Mr. Loggia has also entered into an employment agreement with us dated as of June 20, 2001. Pursuant to the agreement, Mr. Loggia will act as our president and chief operating officer for a term through December 31, 2003. Mr. Loggia is entitled to an annual base salary of $500,000 and an annual bonus based on our EBITDA for any year, up to a maximum bonus in any one year of 100% of base salary, as well as a grant of options to purchase up to 400,000 shares of Holdings common stock at $10 per share. The agreement provides for indemnification to the maximum extent permitted by law. If Mr. Loggia is terminated by us without cause or terminates his employment for good reason, each as defined in the employment agreement, he will be entitled to his bonus for that portion of the fiscal year before he was terminated. Mr. Loggia also has entered into a non-compete and confidentiality agreement with us. The non-compete period is one year, during which time Mr. Loggia will continue to receive his base salary unless he was terminated for cause.

        We do not have employment agreements with our other named executive officers.

Director Compensation

        We have not yet determined whether we will pay our directors any fees.

Item 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        All of our common stock is owned by our parent company, Advanstar, Inc., which is wholly-owned by Holdings. The following table sets forth information with respect to the beneficial ownership of Holdings' common stock as of March 27, 2002 by (a) any person or group who beneficially owns more than five percent of Holdings common stock, (b) each of our directors and executive officers and (c) all directors and officers as a group.

        In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes shares issuable pursuant to warrants that are exercisable within 60 days of March 27, 2002. Shares issuable pursuant to warrants are deemed outstanding in computing the percentage held by the person holding the warrants but are not deemed outstanding in computing the percentage held by any other person.

Name of Beneficial Owner:	Number of shares of Common Stock beneficially owned	Percentage of Outstanding Common Stock
DLJ Merchant Banking Partners III, L.P. and related investors(1)	29,957,541	94.6%
Robert L. Krakoff	1,233,480(2)	3.2%
James M. Alic	374,513(3)	1.0%
Joseph Loggia	112,500(4)	*
David W. Montgomery	56,250(5)	*
Eric I. Lisman	28,125(6)	*
David M. Wittels(7) DLJ Merchant Banking Inc. Eleven Madison Avenue New York, New York 10010	—	—
OhSang Kwon(7) DLJ Merchant Banking Inc. Eleven Madison Avenue New York, New York 10010	—	—
James A. Quella(7) DLJ Investment Partners II, Inc. Eleven Madison Avenue New York, New York 10010	—	—
All directors and officers as a group (8 persons)(7)	1,804,868	5.7%

*
Represents less than 1% of the outstanding shares of common stock

(1)
Consists of 29,100,000 shares held directly by DLJ Merchant Banking Partners III, L.P. and the following related investors: DLJ ESC II, L.P., DLJMB Funding III, Inc., DLJ Offshore Partners III, C.V., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJMB Funding III, Inc. and DLJ Partners III GmbH & Co. KG and warrants to purchase 857,541 shares of common stock issued to DLJ Investment Partners, II, L.P. and the following related investors: DLJ ESC II, L.P., DLJ Investment Funding II, Inc. and DLJ Investment Partners, L.P. See "Certain Relationships and Related Party Transactions." The address of each of these investors is 11 Madison Avenue, New York, New York 10010, except that the address of Offshore Partners is John B. Gorsiraweg 14, Willemstad, Curacao, Netherlands Antilles.

(2)
Consists of 864,342 shares, warrants to purchase 116,031 shares and 253,125 shares issuable pursuant to stock options exercisable within 60 days.

(3)
Consists of 266,809 shares, warrants to purchase 34,787 shares and 72,917 shares issuable pursuant to stock options exercisable within 60 days.

(4)
Consists of 112,500 shares issuable pursuant to stock options exercisable within 60 days.

(5)
Consists of 56,250 shares issuable pursuant to stock options exercisable within 60 days.

(6)
Consists of 28,125 shares issuable pursuant to stock options exercisable within 60 days.

(7)
Messrs. Wittels, Quella and Kwon are officers of DLJ Merchant Banking, Inc., an affiliate of the DLJ Merchant Banking funds and the DLJ Investment Partners funds. Shares shown for Messrs. Wittels, Quella and Kwon exclude shares shown as held by the DLJ Merchant Banking funds and the DLJ Investment Partners funds, as to which they disclaim beneficial ownership.

Item 13.—CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Financial Advisory Fees and Agreements

        DLJ Capital Funding, an affiliate of the DLJ Merchant Banking funds, has and will receive customary fees and reimbursement of expenses in connection with the arrangement and syndication of the credit facility and as a lender thereunder. Credit Suisse First Boston Corporation, an affiliate of the DLJ Merchant Banking funds, is acting as our financial advisor.

        The DLJ Investment Partners funds purchased units consisting of $103.2 million principal amount at maturity of senior discount notes and warrants to purchase Holdings stock in October 2000 for a purchase price of $50.0 million. In February 2001, they exchanged these notes for old notes. We have granted them registration rights in connection with these securities. The registration rights agreement includes customary indemnification provisions.

        Holdings has agreed to pay Credit Suisse First Boston Corporation an annual advisory fee of $0.5 million beginning October 11, 2000 until the earlier to occur of:

  (1)
  an initial public offering of Holdings;

  (2)
  the date when the DLJ Merchant Banking funds own less than 16 2/3% of the shares of Holdings' common stock held by them on the closing date of the Acquisition; and

  (3)
  October 11, 2005.

        Advanstar and its subsidiaries may from time to time enter into other investment banking relationships with Credit Suisse First Boston Corporation or one of its affiliates pursuant to which Credit Suisse First Boston Corporation or its affiliates will receive customary fees and will be entitled to reimbursement for all related disbursements and out-of-pocket expenses. We expect that any arrangement will include provisions for the indemnification of Credit Suisse First Boston Corporation against a variety of liabilities, including liabilities under the federal securities laws.

Stockholders' Agreement

        Holdings, the DLJ Merchant Banking funds, the DLJ Investment Partners funds and the other stockholders of Holdings (collectively, including Messrs. Krakoff and Alic, the "Holdings Stockholders") entered into a stockholders' agreement at the closing of the Acquisition. The stockholders' agreement provides that any person acquiring shares of common stock of Holdings who is required by the stockholders' agreement or by any other agreement or plan of Holdings to become a party to the stockholders' agreement will execute an agreement to be bound by the stockholders' agreement. In April 2001, certain non-management Holdings Stockholders sold an aggregate of 200,000 shares of Holdings stock to an institutional investor. The new investor became a party to the stockholders' agreement in connection with the sale.

        The terms of the stockholders' agreement restrict transfers of shares of Holdings capital stock by the Holdings Stockholders, except to permitted transferees and subject to various exceptions. The agreement will permit:

  •
  the other stockholders to participate in specified sales of shares of Holdings capital stock by the DLJ Merchant Banking funds,

  •
  the DLJ Merchant Banking funds to require the other stockholders to sell shares of Holdings capital stock in specified circumstances should the DLJ Merchant Banking funds choose to sell any shares owned by them, and

  •
  the stockholders to purchase equity securities proposed to be issued by Holdings to the DLJ Merchant Banking funds on a preemptive basis to maintain their percentage ownership interest.

        The stockholders' agreement also provides that the DLJ Merchant Banking funds have the right to select three of the five members of the board of directors of Holdings, the DLJ Investment Partners funds will have the right to select one member so long as they maintain ownership of at least 50% of their initial equity ownership, and Mr. Krakoff will be the other director pursuant to the terms of his employment agreement. In addition, the DLJ Merchant Banking funds are permitted to expand Holdings' board and select all of the additional directors. Messrs. Alic, Kwon and Wittels are the directors selected by the DLJ Merchant Banking funds and Mr. Quella is the director selected by the DLJ Investment Partners funds.

        Under the stockholders' agreement, the Holdings Stockholders entered into a registration rights agreement with Holdings. Under that agreement, the DLJ Merchant Banking funds will have the right to six demand registrations (or five if the DLJ Investment Partners funds have exercised a demand), and the DLJ Investment Partners funds will have the right to one demand registration of common stock after an initial public offering. In addition, all of the holders will be entitled to piggyback registration rights, subject to customary cutback and deferral provisions. The agreement also provides that Holdings will indemnify the parties against specified liabilities, including liabilities under the Securities Act.

PART IV

Item 14.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. Documents Filed as Part of this Report:

1.  Financial Statements:

Page
Report of Arthur Andersen LLP	F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000	F-3
Consolidated Statements of Operations for the year ended December 31, 2001, the period from October 12, 2000 through December 31, 2000, the period from January 1, 2000 through October 11, 2000 and the year ended December 31, 1999	F-4
Consolidated Statements of Stockholder's Equity for the year ended December 31, 2001, the period from October 12, 2000 through December 31, 2000, the period from January 1, 2000 through October 11, 2000 and the year ended December 31, 1999	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2001, the period from October 12, 2000 through December 31, 2000, the period from January 1, 2000 through October 11, 2000 and the year ended December 31, 1999	F-6
Notes to Consolidated Financial Statements	F-7

Advanstar, Inc. and Subsidiaries

Consolidated financial statements
as of December 31, 2001 and 2000
together with report of
independent public accountants

Report of independent public accountants

To Advanstar, Inc.:

        We have audited the accompanying consolidated balance sheets of Advanstar, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder's equity and cash flows for the year ended December 31, 2001, the period from October 12, 2000 through December 31, 2000, the period from January 1, 2000 through October 11, 2000 and the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanstar, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31, 2001, the period from October 12, 2000 through December 31, 2000, the period from January 1, 2000 through October 11, 2000 and the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Arthur Andersen LLP

Minneapolis, Minnesota,
February 15, 2002

ADVANSTAR, INC. AND SUBSIDIARIES

Consolidated balance sheets

As of December 31

(In thousands, except share and per share data)

	Successor
	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,797	$17,581
Accounts receivable, net of allowance of $970 and $725	23,334	31,193
Prepaid expenses	11,460	16,495
Other	4,475	3,191

Total current assets	84,066	68,460
DUE FROM PARENT	2,080	2,665
PROPERTY, PLANT AND EQUIPMENT, net	32,042	32,334
INTANGIBLE AND OTHER ASSETS:
Goodwill, net	721,157	817,951
Intangibles and other, net	203,752	91,092

Total intangible and other assets, net	924,909	909,043
DEFERRED INCOME TAXES	—	8,933

	$1,043,097	$1,021,435

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$16,200	$13,150
Accounts payable	30,515	23,334
Accrued compensation	4,340	10,394
Other accrued liabilities	24,568	11,123
Deferred revenue	54,653	69,004

Total current liabilities	130,276	127,005
LONG-TERM DEBT, net of current maturities	638,723	594,972
DEFERRED INCOME TAXES	21,497	—
OTHER LONG-TERM LIABILITIES	10,327	5,448
MINORITY INTERESTS	14,640	10,434
COMMITMENTS AND CONTINGENCIES (Notes 11 and 13)
STOCKHOLDER'S EQUITY:
Common stock, $.01 par value, 10,000 shares authorized; 100 shares issued and outstanding at December 31, 2001 and 2000	—	—
Capital in excess of par value	310,424	304,808
Accumulated deficit	(76,834)	(22,136)
Accumulated other comprehensive income (loss)	(5,956)	904

Total stockholder's equity	227,634	283,576

	$1,043,097	$1,021,435

The accompanying notes are an integral part of these consolidated balance sheets.

ADVANSTAR, INC. AND SUBSIDIARIES

Consolidated statements of operations

(In thousands)

	Successor		Predecessor
	For the year ended December 31, 2001	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000	For the year ended December 31, 1999
NET REVENUE	$350,204	$63,872	$315,180	$328,372
OPERATING EXPENSES:
Cost of production	70,878	15,106	61,783	66,237
Selling, editorial and circulation	148,227	34,485	128,850	138,868
General and administrative	49,333	12,952	40,670	43,527
Restructuring charge	9,406	—	—	—
Amortization of goodwill and other intangibles	56,581	14,011	35,438	49,214
Depreciation	11,103	2,348	5,037	4,044

Total operating expenses	345,528	78,902	271,778	301,890

OPERATING INCOME (LOSS)	4,676	(15,030)	43,402	26,482
OTHER INCOME (EXPENSE):
Interest expense, net	(68,026)	(15,219)	(38,096)	(39,888)
Other income (expense), net	(41)	194	(10,385)	(198)
Nonrecurring charge	—	—	—	(1,442)

LOSS BEFORE INCOME TAXES AND MINORITY INTERESTS	(63,391)	(30,055)	(5,079)	(15,046)
PROVISION (BENEFIT) FOR INCOME TAXES	(11,987)	(7,794)	8,076	(11,431)
MINORITY INTERESTS	(186)	125	(1,003)	1,588

LOSS BEFORE EXTRAORDINARY ITEM AND ACCOUNTING CHANGE	(51,590)	(22,136)	(14,158)	(2,027)
EXTRAORDINARY ITEM, net of tax	(2,556)	—	—	—
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax	(552)	—	—	—

NET LOSS	$(54,698)	$(22,136)	$(14,158)	$(2,027)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANSTAR, INC. AND SUBSIDIARIES

Consolidated statements of stockholder's equity

(Dollars in thousands)

	Common stock				Accumulated other comprehensive income (loss)
			Capital in excess of par value	Accumulated deficit
	Shares	Amount				Total
BALANCE, December 31, 1998 (Predecessor)	33,466,666	$335	$183,042	$(47,745)	$(872)	$134,760
Comprehensive income—
Net loss	—	—	—	(2,027)	—
Translation adjustment	—	—	—	—	(4,751)
Unrealized gain on investments, net of taxes	—	—	—	—	28,447
Total comprehensive income	—	—	—	—	—	21,669
Stock option compensation expense and other	—	—	3,536	—	—	3,536
Issuance of common stock	163,334	1	—	—	—	1

BALANCE, December 31, 1999 (Predecessor)	33,630,000	336	186,578	(49,772)	22,824	159,966
Comprehensive loss—
Net loss	—	—	—	(14,158)	—
Translation adjustment	—	—	—	—	(3,232)
Change in unrealized gain on investments, net of tax	—	—	—	—	(20,206)
Total comprehensive loss	—	—	—	—	—	(37,596)
Stock option compensation income and other	—	—	(6,933)	—	—	(6,933)

BALANCE, October 11, 2000 (Predecessor)	33,630,000	$336	$179,645	$(63,930)	$(614)	$115,437

BALANCE, October 12, 2000 (Successor)	100	$—	$304,808	$—	$—	$304,808
Comprehensive loss—
Net loss	—	—	—	(22,136)	—
Translation adjustment	—	—	—	—	904
Total comprehensive loss	—	—	—	—	—	(21,232)

BALANCE, December 31, 2000 (Successor)	100	—	304,808	(22,136)	904	283,576
Comprehensive loss—
Net loss	—	—	—	(54,698)	—
Translation adjustment	—	—	—	—	(2,676)
Change in unrealized loss on derivative financial instruments, net of tax	—	—	—		(4,184)
Total comprehensive loss	—	—	—	—	—	(61,558)
Capital contribution	—	—	5,616	—	—	5,616

BALANCE, December 31, 2001 (Successor)	100	$—	$310,424	$(76,834)	$(5,956)	$227,634

The accompanying notes are an integral part of these consolidated financial statements.

ADVANSTAR, INC. AND SUBSIDIARIES

Consolidated statements of cash flows

(In thousands)

	Successor		Predecessor
	For the year ended December 31, 2001	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000	For the year ended December 31, 1999
OPERATING ACTIVITIES:
Net loss	$(54,698)	$(22,136)	$(14,158)	$(2,027)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities—
Extraordinary item—early extinguishment of debt	2,538	—	—	—
Restructuring charge	1,299	—	—	—
Depreciation and amortization	67,173	16,359	40,475	49,114
Noncash interest	14,378	2,239	899	1,209
Asset impairment write-downs	1,382	—	—	4,144
Noncash stock compensation	—	—	(2,485)	3,925
(Gain) loss on sales of assets and other	197	(4,580)	2,321	(659)
Deferred income taxes	(14,264)	336	3,250	(12,631)
Changes in operating assets and liabilities:
Accounts receivable, net	7,858	(124)	(959)	(1,388)
Inventories	145	(5)	384	(318)
Prepaid expenses	5,600	(7,090)	1,178	1,736
Accounts payable and accrued liabilities	17,666	(26,836)	21,753	(555)
Deferred revenue	(15,249)	23,997	(19,031)	10,521
Other	(6,054)	212	(862)	449

Net cash provided by (used in) operating activities	27,971	(17,628)	32,765	53,520

INVESTING ACTIVITIES:
Additions to property, plant and equipment	(12,141)	(3,765)	(15,724)	(9,722)
Acquisition of publications and trade shows, net of cash acquired	(14,158)	(6,408)	(16,237)	(141,479)
Increase in long-term receivable from Parent	(2,080)	—	—	—
Proceeds from sale of assets and other	367	16,997	9,455	299

Net cash provided by (used in) investing activities	(28,012)	6,824	(22,506)	(150,902)

FINANCING ACTIVITIES:
Net proceeds from (payments on) revolving credit loan	34,000	—	—	(29,000)
Proceeds from long-term debt	189,893	—	—	138,000
Payments of long-term debt	(195,000)	—	(16,828)	(12,752)
Proceeds from capital contributions and other	5,616	—	—	(1,344)
Deferred financing costs	(9,359)	—	—	—

Net cash provided by (used in) financing activities	25,150	—	(16,828)	94,904
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,107	(986)	280	(301)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,216	(11,790)	(6,289)	(2,779)
CASH AND CASH EQUIVALENTS, beginning of period	17,581	29,371	11,237	14,016

CASH AND CASH EQUIVALENTS, end of period	$44,797	$17,581	$4,948	$11,237

The accompanying notes are an integral part of these consolidated financial statements.

ADVANSTAR, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

December 31, 2001 and 2000

1    Nature of business and basis of presentation

        The accompanying consolidated financial statements include the accounts of Advanstar, Inc., its wholly owned subsidiary, Advanstar Communications Inc. (Communications), and Communications' majority-owned subsidiaries (collectively, Advanstar or the Company). All intercompany accounts and transactions between consolidated entities have been eliminated.

        The Company operates and manages trade shows and conferences; publishes controlled circulation trade and professional periodicals; and markets a broad range of marketing, direct mail and database products and services.

        On October 11, 2000, a group of investors, including DLJ Merchant Banking Partners III L.P. (DLJMB), certain of its affiliated funds and certain members of management, formed Advanstar Holdings Corp. (Holdings) to acquire substantially all of the outstanding shares of Advanstar, Inc. for an aggregate purchase price of approximately $917.6 million (the DLJ Acquisition) including the assumption of outstanding indebtedness and debt repaid on the date of sale. The DLJ Acquisition has been accounted for using the purchase method of accounting and, accordingly, all assets and liabilities of the Company have been recorded at their fair values as of the date of the DLJ Acquisition. The excess of the purchase price over the fair value of the assets and liabilities of the Company has been recorded as goodwill.

        The Company completed and finalized its purchase price allocation related to the DLJ Acquisition during 2001, which resulted in the recognition of approximately $137.6 million of intangible assets and $39.5 million of net deferred tax liabilities and a corresponding reduction to goodwill (see Note 2).

        Due to the effects of the DLJ Acquisition on the recorded bases of goodwill, intangibles, property and stockholder's equity, the financial statements prior to and subsequent to the DLJ Acquisition are not comparable. Periods prior to October 12, 2000 represent the accounts of the Predecessor, and from that date, the Successor. The effects of the DLJ Acquisition have not been included in the accompanying consolidated statements of cash flows as the acquisition was deemed to have occurred at a date that is not part of either of the Predecessor or Successor company operations.

2    Summary of significant accounting policies

Cash and cash equivalents

        Cash and cash equivalents include cash on deposit and highly liquid investments with original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair market value.

Prepaid expenses and other current assets

        Prepaid expenses consist primarily of prepaid trade show and conference expenses, prepaid publication production costs and miscellaneous deposits. Event and publication expenses are charged to operations at the time of the related event and at the time of publication issuance. Other current assets consists primarily of paper inventories and deferred income taxes.

Property, plant and equipment

        Property, plant and equipment consisted of the following as of December 31 (in thousands):

	Successor
	2001	2000
Land and improvements	$2,409	$2,401
Buildings	4,995	4,686
Furniture, machinery and equipment	33,672	22,383
Leasehold improvements	4,343	5,221

	45,419	34,691
Accumulated depreciation	(13,377)	(2,357)

Net property, plant and equipment	$32,042	$32,334

        Property, plant and equipment is depreciated on the straight-line basis over the following estimated useful lives:

Land improvements	10-15 years
Buildings	20-40 years
Furniture, machinery and equipment	3-10 years
Leasehold improvements	Shorter of useful life or life of lease

        For tax reporting purposes, certain assets have different estimated useful lives and depreciation methods.

        Maintenance and repairs are charged to expense as incurred. Major betterments and improvements which extend the useful life of the item are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to income.

Intangible and other assets

        Goodwill, which is being amortized on a straight-line basis over an average of 23 years, is recorded in the accompanying consolidated balance sheets net of accumulated amortization of $39.3 million and $9.7 million at December 31, 2001 and 2000, respectively.

        Identifiable intangible assets are being amortized on a straight-line basis over 3 to 10 years and consist of the following as of December 31 (in thousands):

	Successor
	2001	2000
Trade exhibitor lists	$160,318	$38,836
Advertiser lists	33,302	16,552
Subscriber lists	22,339	32
Other intangible assets	1,758	20,735
Other assets	21,450	19,954

	239,167	96,109
Accumulated amortization	(35,415)	(5,017)

Total intangible and other assets, net	$203,752	$91,092

Impairment of long-lived assets

        The Company evaluates the carrying value of long-lived assets, including identifiable intangibles and goodwill, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets and any related goodwill, the carrying value is reduced to the estimated fair value as measured by the associated discounted cash flows.

        During 2001, the Company identified certain properties which, due to changes in market conditions and portfolio management direction, the Company elected to discontinue. As a result, the Company recorded a noncash asset impairment charge of $0.5 million during the year ended December 31, 2001. There were no impairment write-downs for the period from October 12, 2000 through December 31, 2000 or the period from January 1, 2000 through October 11, 2000. A total noncash charge of $4.1 million was recorded in 1999 to write down the carrying value of the related operating assets and intangibles. Noncash charges for impairment are included in amortization of goodwill and other intangibles on the accompanying consolidated statements of operations. Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires companies to perform annual impairment assessments of goodwill.

Accrued liabilities

        Accrued liabilities consisted of the following as of December 31 (in thousands):

	Successor
	2001	2000
Derivative instruments	$6,553	$—
Interest	9,468	3,756
Security deposits	2,770	2,910
Benefits and severance	3,459	1,970
Other	2,318	2,487

	$24,568	$11,123

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

        Deferred revenue consisted of the following as of December 31 (in thousands):

	Successor
	2001	2000
Deferred trade show and conference revenue	$50,309	$63,926
Deferred advertising and subscription revenue	3,740	4,018
Deferred Internet and other revenue	604	1,060

Total deferred revenue	$54,653	$69,004

Foreign currency translation

        The Company accounts for translation adjustments related to its investments in foreign entities in accordance with SFAS No. 52, "Foreign Currency Translation." Such adjustments are included in other comprehensive income (loss).

Financial derivative instruments

        Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivative financial instruments must be recognized currently in earnings unless specific hedge accounting criteria are met. For those instruments which meet the criteria, gains and losses will be recognized in other comprehensive income (loss) rather than in current earnings.

        The Company's adoption of SFAS No. 133 on January 1, 2001 resulted in the cumulative effect of an accounting change of a reduction, net of tax, to income of approximately $0.6 million and a reduction to other comprehensive income (loss) of approximately $0.2 million, net of tax.

        The Company uses derivative instruments to manage exposures to foreign currency and interest rate risks. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

        Certain forecasted transactions are exposed to foreign currency risk. Principal currencies hedged include the euro, British pound sterling and Brazilian real. Forward contracts used to hedge forecasted international revenue for up to 12 months in the future are designated as cash flow hedging instruments. Forward contracts not designated as hedging instruments under SFAS No. 133 are also used to manage the impact of the variability in exchange rates.

        At December 31, 2001, the Company had open foreign exchange derivative contracts to sell with a notional amount totaling $9.7 million and to buy with a notional amount totaling $1.6 million. The estimated fair value of the foreign exchange contracts based upon market quotes was approximately $0.6 million. Changes in fair value of the foreign exchange contracts are recognized in current earnings.

        Variable rate debt instruments are subject to interest rate risk. The Company has entered into interest rate collar and cap agreements with remaining maturities of up to 26 months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations (see Note 7).

        Other expense includes a charge of approximately $0.2 million in 2001, which represents the amount of hedge ineffectiveness and changes in fair value of derivative instruments not designated as hedging instruments. Other comprehensive income (loss) includes net losses of approximately $6.6 million at December 31, 2001. The fair value of the Company's derivative instruments was a net liability of $7.7 million at December 31, 2001, of which $6.6 million is included in other accrued liabilities and $1.1 million is included in other long-term liabilities in the accompanying December 31, 2001 consolidated balance sheet.

Stock-based compensation

        As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for stock options and awards to employees under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

Comprehensive income (loss)

        The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement established rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and changes in unrealized loss on derivative financial instruments, and is presented in the accompanying consolidated statements of stockholder's equity.

Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Ultimate results could differ from these estimates. On an ongoing basis, management reviews its estimates, including those affecting doubtful accounts, valuation of goodwill and intangible assets, and income taxes. Changes in facts and circumstances may result in revised estimates.

Reclassifications

        Certain reclassifications have been made to amounts reported in prior periods in order to conform to the current period presentation.

Recently issued accounting standards

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the provisions of SFAS No. 142 beginning January 1, 2002. As of December 31, 2001, the Company has unamortized goodwill of $721.2 million that will be subject to the provisions of SFAS No. 142. Goodwill amortization expense recorded during 2001 was $28.1 million. The Company does not believe any of its other identifiable intangible assets have an indefinite life. The Company has not yet determined the impact of adopting SFAS No. 142 on its earnings and financial position, including whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes previous guidance for reporting on the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144 is effective for the Company beginning on January 1, 2002. The Company is currently assessing the impact of SFAS No. 144 on its results of operations and financial position.

3    Stock split

        On April 20, 1999, the Company's board of directors approved a 2-for-1 stock split, which was effected as a stock dividend. On April 21, 1999, the stockholder was issued one additional share of common stock for each share of common stock held on the record date of April 20, 1999. All references to the number of common shares and per share amounts prior to the DLJ Acquisition have been adjusted to reflect the stock split on a retroactive basis.

4    Other charges

Restructuring charge and other

        In March 2001, the Company announced plans to more tightly focus the activities of its wholly owned subsidiary Advanstar.com, Inc. (Advanstar.com). These plans will have the effect of more closely integrating many of the sales, marketing, technology and operating functions of Advanstar.com with Communications and its core activities in publishing, tradeshows and marketing services. These actions resulted in a first quarter restructuring charge of $3.5 million, a second quarter restructuring charge of $0.3 million and a fourth quarter restructuring charge of $5.6 million. These charges included total severance related payments of approximately $0.7 million, facility closure costs of approximately $6.6 million, asset impairments of approximately $1.3 million and approximately $0.8 million of other contractual commitments. This decision by the Company resulted in a reduction in work force of 62 employees and the closing of two offices. These restructuring activities were completed by the end of 2001, except for facility lease costs, which continue through June 2010. The asset impairment consisted of leasehold improvements from a facility the Company vacated. All restructuring charges with the exception of the leasehold improvements have been paid in cash. The balance of the accrual at December 31, 2001 was $6.6 million, which principally represents remaining facility closure costs.

Nonrecurring charge

        Beginning in the quarter ended March 31, 1999, the Company began capitalizing direct costs related to a planned initial public offering. During the quarter ended September 30, 1999, the Company determined not to move forward at that time with the initial public offering. As a result, the Company recognized a charge of approximately $1.4 million related to all costs of the initial public offering that had previously been capitalized.

5    Acquisitions

        On July 28, 1999, the Company acquired certain trade shows and publishing properties of Larkin-Pluznik-Larkin, LLC and LPL/Style Group, LLC (collectively, Larkin), which operates apparel trade shows. The purchase price was approximately $135.4 million in cash and assumed liabilities. Concurrent with the Larkin acquisition, the Company amended and restated its credit agreement to provide additional borrowing capacity to finance the acquisition.

        From January 1, 1999 through December 31, 1999, the Company completed three other acquisitions of trade shows, conferences and publishing properties, with a cumulative purchase price totaling approximately $17.3 million in cash and assumed liabilities.

        From January 1, 2000 through December 31, 2000, the Company completed three acquisitions of trade shows, conferences and publishing properties, with a cumulative purchase price totaling approximately $21.4 million in cash and assumed liabilities.

        In May 2001, the Company contributed SeCA to a joint venture, MMStars. The transaction required certain approvals by French governmental authorities. Final approval was obtained in September 2001. Upon approval of the French governmental authorities and completion of purchase price allocation, the Company consolidated MMStars and recorded a minority interest of $6.3 million, representing the minority stockholder's proportional share of MMStars equity at the joint venture's formation date.

        On August 22, 2001, the Company acquired the TechLearn conference for approximately $6.0 million in cash and assumed liabilities and a $6.0 million note payable, due in three equal annual installments through 2004. The excess of purchase price over the fair value of the assets acquired has been recorded as goodwill of $11.5 million.

        From January 1, 2001 through December 31, 2001, the Company completed two other acquisitions of trade shows, conferences, and publishing properties, including the outstanding minority interest in Advanstar Wideband, with a cumulative purchase price of $8.3 million.

        The acquisitions discussed above have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of the acquisitions. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. Certain of the liabilities assumed in connection with 2001 acquisitions have been recorded based upon preliminary estimates as of the dates of acquisition. The Company does not believe the final allocation of purchase price will be materially different from preliminary allocations. Any changes to the preliminary estimates during the allocation period will be reflected as an adjustment to goodwill. Results of operations for these acquisitions have been included in the accompanying consolidated financial statements since their respective dates of acquisition. The pro forma operating results of the acquisitions are immaterial.

6      Investments

        As part of a 1999 agreement with PurchasePro.com, Inc. (PurchasePro.com), a developer and operator of web-based e-commerce solutions, to provide business-to-business electronic commerce services, Advanstar IH, Inc., a wholly owned subsidiary of the Company, received warrants to purchase 525,000 shares of PurchasePro.com common stock at an exercise price of $37.58 per share, to expire in May 2000. The Company had classified these warrants as available for sale under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In January 2000, Advanstar IH, Inc. exercised 141,000 warrants and subsequently sold the common stock, received upon exercise for proceeds of $5.7 million. A gain of $3.7 million was recorded on the sale of the common stock, which is included in other income in the accompanying consolidated statement of operations for the period from January 1, 2000 through October 11, 2000.

        In June 2000, the agreement with PurchasePro.com was amended. This amendment included revisions to PurchasePro.com's responsibilities under the agreement, the timing and amount of payments, extending the terms of the remaining 384,000 warrants to December 1, 2000 and adjusting the exercise price to $27.00 per share. As a result of the amendment, the Company recorded a loss of $2.9 million, which is included in other expense in the accompanying consolidated statement of operations for the period from January 1, 2000 through October 11, 2000.

        In September 2000, Advanstar IH, Inc. exercised the remaining PurchasePro.com warrants in a cashless exercise in exchange for approximately 268,000 shares of common stock. In connection with the DLJ Acquisition, the Company sold the shares of common stock and distributed the proceeds, net of tax of approximately $12.0 million, to the selling shareholders.

        On March 31, 2000, the Company entered into an online ad network agreement and a stock purchase agreement with a third-party advertising broker. As part of the stock purchase agreement, Advanstar IH, Inc. received 497,500 shares of common stock of the third-party advertising broker, which the Company has classified as available for sale under the provisions of SFAS No. 115. The Company has valued these shares on the date of issuance at their estimated fair value of $1.2 million and has recorded this amount as deferred revenue which is being amortized over the contract period. These shares are not readily marketable. Under SFAS No. 115, if the Company determines an other-than-temporary impairment in value has occurred, the carrying value of the shares would be written down to estimated fair value with a corresponding noncash charge to earnings. In October 2001, the Company determined that an other-than-temporary impairment in value had occurred and adjusted the carrying value of these shares by $0.9 million to reflect their estimated fair value of approximately $0.3 million.

7      Debt

Credit Facility

        The credit facility (the Credit Facility) consists of (i) $415 million of term loans payable in quarterly installments beginning March 31, 2001 and continuing through October 11, 2007 and (ii) $80 million of revolving loan availability. The Credit Facility contains a number of covenants that, among other things, require the Company to maintain certain financial ratios, including leverage and fixed charge coverage ratios, as defined. Failure of the Company to comply with any of these covenants may cause an event of default under the Credit Facility. The Company was in compliance with all covenants as of December 31, 2001.

        Borrowings under the Credit Facility are secured by substantially all of the Company's assets. In addition, as of December 31, 2001, the Company has interest rate protection agreements for a notional amount of $250 million that effectively guarantee that the Company's interest rate on $250 million of the Credit Facility will not exceed 12.00 percent, nor be less than 8.00 percent. As of December 31, 2001, the Company had approximately $42.9 million of borrowings available under the Credit Facility, subject to customary provisions.

Senior subordinated debt and discount notes

        On October 11, 2000, in connection with the DLJ Acquisition, the Company issued 15 percent senior discount notes due October 2011 with a principal amount at maturity of $103.2 million and warrants to purchase shares of common stock of Holdings for consideration of $50.0 million, to DLJ Investment Partners. The notes bear interest at 15 percent, payable semiannually beginning October 2005, and have an implied yield to maturity of approximately 17.2 percent. The notes are redeemable at the Company's option at specified premiums through 2007 and at par thereafter. The notes may also be redeemed at a premium upon a qualifying change of control of the Company.

        On January 9, 2001, in connection with the acquisition of the Company by a group of investors, including DLJMB, the 9.25 percent senior subordinated notes due in 2008 (the Notes) were tendered at an offer price in cash equal to 101 percent of the aggregate principal amount, plus accrued interest. The Company financed the repurchase of the Notes with bridge financing. The premium paid on the tender of the Notes of approximately $1.0 million, net of related tax benefits, is reflected as an extraordinary item in the accompanying 2001 consolidated statement of operations.

        On February 21, 2001, Communications issued $160.0 million of unsecured, 12 percent senior subordinated notes, due 2011 (the Replacement Notes). Interest on the Replacement Notes is payable semiannually on February 15 and August 15 of each years, commencing August 15, 2001. The Replacement Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by Communications and its wholly owned domestic subsidiaries. As part of tendering of the Notes, the Company wrote off remaining unamortized deferred financing costs of approximately $1.6 million, net of related tax benefits, which is reflected as an extraordinary item in the accompanying 2001 consolidated statement of operations.

        Concurrent with the issuance of the Replacement Notes, Advanstar issued units comprised of 15 percent senior discount notes (the Discount Notes) with an aggregate principal amount at maturity of approximately $68.6 million and warrants to purchase shares of common stock of Holdings for consideration of approximately $34.8 million. Holdings contributed the proceeds (approximately $5.6 million) from the warrants to the Company. The notes bear interest at 15 percent, payable semiannually beginning October 2005, and have an implied yield to maturity of 17.2 percent. The Discount Notes are redeemable at the Company's option at specified premiums through 2007 and at par thereafter. The Discount Notes may also be redeemed at a premium upon a qualifying change of control of the Company.

        The Company used the proceeds from issuance of the Replacement Notes and the Discount Notes to repay and terminate the bridge financing and to repay approximately $45.0 million of term loan borrowings under the Credit Facility. Concurrent with the issuance of the Discount Notes, DLJ Investment Partners, an affiliate of DLJMB, exchanged its senior discount notes issued as part of the DLJ Acquisition for like units valued at $52.7 million.

        Accretion of debt discount on the Discount Notes was approximately $12.5 million during the year ended December 31, 2001 and approximately $1.5 million during the period from October 12, 2000 through December 31, 2000. These amounts are included in interest expense in the respective accompanying consolidated statements of operations.

        A summary of long-term debt consists of the following as of December 31 (in thousands):

	Successor
	2001	2000
Term loan A, interest at LIBOR plus 3.00%; 5.10% at December 31, 2001, due quarterly through April 11, 2007	$89,200	$100,000
Term loan B, interest at LIBOR plus 3.50%; 5.60% at December 31, 2001, due quarterly through October 11, 2007	280,800	315,000
Revolving credit loan, interest at LIBOR plus 3.00%; 5.10% at December 31, 2001, due April 11, 2007	34,000	—
Senior subordinated notes at 12.00%, due 2011	160,000	—
Senior discount notes at 15.00%, due October 11, 2011, net of discount	84,923	43,122
Senior subordinated notes at 9.25%	—	150,000
Acquisition note payable, interest at 5.50%, due monthly through 2004	6,000	—

	654,923	608,122
Less—Current maturities	(16,200)	(13,150)

	$638,723	$594,972

        Based on the borrowing rates currently available to the Company for debt instruments with similar terms and average maturities, the fair value of long-term debt would have been below its carrying value by approximately $106.9 million at December 31, 2001 and approximately $20.0 million at December 31, 2000.

        Cash paid for interest for the year ended December 31, 2001, the period from October 12, 2000 through December 31, 2000, the period from January 1, 2000 through October 11, 2000 and the year ended December 31, 1999 was $45.7 million, $15.3 million, $34.0 million and $38.8 million, respectively.

        Annual maturities of long-term debt for the next five years are as follows (in thousands):

2002	$16,200
2003	17,000
2004	19,144
2005	17,144
2006	17,144
Thereafter	655,160

8      Stockholder's equity

1996 Stock Option Plan

        The Company accounts for the options using the intrinsic value method outlined in APB Opinion No. 25. Accordingly, and because of certain variable features of the 1996 Stock Option Plan (the Plan), the Company measures compensation cost as the difference between the exercise price of the options and the fair value of the shares under option at the end of each period, and recognizes compensation expense to provide for such difference. In connection with the DLJ Acquisition, all of the outstanding options under the Plan became fully vested and were purchased and cancelled by the Company at fair market value and the Plan was terminated. For the period from January 1, 2000 through October 11, 2000 and the year ended December 31, 1999, the Company recognized compensation benefit of $2.5 million and an expense of $3.9 million, respectively, under the Plan. The compensation expense is presented in the accompanying consolidated statements of stockholder's equity net of amounts paid for the Company's repurchase of the options.

2000 Management Incentive Plan

        On October 12, 2000, Holdings adopted the 2000 Management Incentive Plan. A maximum of 3,422,789 shares of Holdings are authorized for grant to participants under the 2000 Management Incentive Plan. Options are granted by Holdings' board of directors at an exercise price of not less than the fair market value of Holdings common stock at the date of grant and vest over a maximum of nine years. Shares available for grant under the 2000 Management Incentive Plan totaled 497,789 at December 31, 2001.

        If the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123, net loss would have been increased to the pro forma amounts indicated in the table below (in thousands):

	Successor		Predecessor
	For the year ended December 31, 2001	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000	For the year ended December 31, 1999
Net loss—as reported	$(54,698)	$(22,136)	$(14,158)	$(2,027)
Net loss—pro forma	(56,788)	(22,456)	(16,102)	(2,858)

        For purposes of computing compensation cost of stock options granted, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Successor		Predecessor
	For the year ended December 31, 2001	For the period from October 12, 2000 through December 31, 2000	For the year ended December 31, 1999
Expected dividend yield	—	—	—
Expected stock price volatility	76.8%	41.6%	34.7%
Risk-free interest rate	4.9%	6.0%	6.5%
Expected life of options	7.5 years	7.5 years	5 years

        A summary of stock option activity under the Plan and the 2000 Management Incentive Plan is as follows:

	Options outstanding	Weighted average exercise price
Outstanding at December 31, 1998 (Predecessor)	1,811,100	$6.42
Granted	410,000	12.68
Cancelled	(190,000)	6.67

Outstanding at December 31, 1999 (Predecessor)	2,031,100	8.24
Granted	50,000	12.68
Repurchased in connection with DLJ Acquisition	(2,081,100)	9.00

Outstanding at October 11, 2000 (Predecessor)	—	$—

Outstanding at October 12, 2000 (Successor)	—	$—
Granted	3,255,000	10.00

Outstanding at December 31, 2000 (Successor)	3,255,000	10.00
Granted	115,000	10.00
Cancelled	(445,000)	10.00

Outstanding at December 31, 2001 (Successor)	2,925,000	$10.00

        As of December 31, 2001 and 2000, the outstanding stock options had a weighted average remaining contractual life of 8.8 and 9.8 years, respectively, and an exercise price of $10.00 per option. Of the options outstanding at December 31, 2001, 702,500 were exercisable. None of the options outstanding at December 31, 2000 were exercisable. The weighted average fair value of grants, as estimated using the Black-Scholes option pricing model, for the year ended December 31, 2001, the period from October 12, 2000 through December 31, 2000 and the year ended December 31, 1999 was $5.62, $5.54 and $3.14 per option, respectively. The Company uses comparable public companies in its industry for estimating its expected stock price volatility.

Dividends

        The Company has not declared or paid any cash dividends in the past. Under terms of the Company's Credit Facility, the Company is prohibited from paying cash dividends without prior approval of the lenders, as defined in the Credit Facility.

9      401(k) Plan

        The Company has a 401(k) plan and trust (the 401(k) Plan) available to employees of Advanstar, Inc. and its domestic subsidiaries. All domestic employees who have completed one year of service and are at least 21 years of age are eligible to participate in the 401(k) Plan. The Company is required to make a matching contribution to the 401(k) Plan and may also make discretionary contributions to the 401(k) Plan. Eligible employees are vested 100 percent in their own contributions. Contributions made by the Company vest in equal installments over five years. Total contribution expense was $1.4 million for the year ended December 31, 2001, $0.2 million for the period from October 12, 2000 through December 31, 2000, $1.1 million for the period from January 1, 2000 through October 11, 2000 and $1.2 million for the year ended December 31, 1999.

10    Income taxes

        The Company's operations are included in the consolidated federal income tax return of Advanstar Holdings, Inc. (the Parent). Federal income taxes are paid to or refunded by the Parent pursuant to the terms of a tax sharing agreement under which taxes approximate the amount that would have been computed on a separate company basis. Taxes receivable from the Parent of approximately $2.1 million and $2.7 million at December 31, 2001 and 2000, respectively, are included in due from parent in the accompanying consolidated balance sheets.

        Cash paid for income taxes for the year ended December 31, 2001, the period from October 12, 2000 through December 31, 2000, the period from January 1, 2000 through October 11, 2000 and the year ended December 31, 1999 was approximately $1.2 million, $0.1 million, $4.0 million and $0.6 million, respectively.

        The summary of loss before provision (benefit) for income taxes, minority interests, extraordinary item and accounting change were as follows (in thousands):

	Successor		Predecessor
	For the year ended December 31, 2001	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000	For the year ended December 31, 1999
Domestic	$(59,144)	$(28,558)	$(1,626)	$(11,689)
Foreign	(4,247)	(1,497)	(3,453)	(3,357)

Total	$(63,391)	$(30,055)	$(5,079)	$(15,046)

        The provision (benefit) for income taxes is comprised of the following (in thousands):

	Successor		Predecessor
	For the year ended December 31, 2001	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000	For the year ended December 31, 1999
Current:
Federal	$—	$(7,815)	$2,903	$268
State	—	(471)	568	65
Foreign	2,277	156	1,355	867
Deferred	(14,264)	336	3,250	(12,631)

Total provision (benefit)	$(11,987)	$(7,794)	$8,076	$(11,431)

        The Company accounts for income taxes following the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

        Significant components of the Company's deferred income taxes were as follows as of December 31 (in thousands):

	Successor
	2001	2000
Deferred tax liabilities:
Depreciation and amortization	$(41,997)	$—
Prepaid and other	(1,869)	(2,021)

Total deferred tax liabilities	(43,866)	(2,021)

Deferred tax assets:
U.S. net operating loss carryforwards	14,397	1,747
Accrued expenses and other	5,055	2,692
Foreign jurisdiction net operating loss carryforwards	3,977	1,223
Financial derivatives	2,820	—
Debt discount	2,294	366
AMT credit carryforwards	453	—
Depreciation and amortization	—	5,702
Stock options and warrants	—	447

Total deferred tax assets	28,996	12,177
Valuation allowance	(3,977)	(1,223)

Net deferred income taxes	$(18,847)	$8,933

        Net current deferred tax assets of approximately $2.7 million at December 31, 2001 are included in other current assets. At December 31, 2001, the Company had net operating loss carryforwards of approximately $50.7 million, of which approximately $12.2 million are related to the Company's various foreign operations whose use are subject to the tax laws of such foreign jurisdictions and will be limited by the ability of such foreign entities to generate taxable income. Of the total net operating loss carryforwards, approximately $10.9 million have no expiration and $38.5 million expire in 2021. The valuation allowance increased approximately $2.8 million principally related to foreign jurisdiction net operating losses incurred in 2001. The Company has provided for a valuation allowance against all of its foreign net operating loss carryforwards due to the uncertainty of their ultimate realization.

        A valuation allowance has not been provided for the Company's remaining deferred tax assets as in future periods they will offset scheduled reversals of the Company's deferred tax liabilities. The Company will continue to evaluate the need for a valuation allowance, and at such time it is determined that it is more likely than not that such deferred tax assets would not be realizable, a valuation allowance will be recorded. The change in net deferred income taxes comprises the deferred income tax benefit and the change in deferred income taxes resulting from finalization of the purchase price allocation process from the DLJ Acquisition.

        As a result of the DLJ Acquisition, tax basis of goodwill and intangible assets were carried over from the Predecessor. As discussed in Note 1, for financial reporting purposes, the Company recorded goodwill and intangible assets at their fair value as of the DLJ Acquisition date. As a result, certain of the Company's subsidiaries have tax basis in goodwill and intangible assets over the financial reporting amount of goodwill. As the permanent tax benefit related to the excess tax basis goodwill over the financial reporting goodwill is realized through deductions on the Company's tax returns, it will be applied to reduce the carrying amount of financial reporting goodwill. Certain of the Company's subsidiaries also have financial reporting goodwill in excess of tax basis in goodwill. The amortization of this basis difference is a permanent difference and is included in the Company's reconciliation of its tax provision at statutory rates to its reported income tax provision.

        A reconciliation of the Company's benefit for income taxes at the federal statutory rate to the reported income tax provision (benefit) is as follows (in thousands):

	Successor		Predecessor
	For the year ended December 31, 2001	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000	For the year ended December 31, 1999
Income tax benefit at statutory rates	$(21,553)	$(10,219)	$(1,727)	$(4,710)
Nondeductible amortization	6,521	2,220	3,339	4,127
Change in valuation allowance	2,754	—	(1,080)	(13,817)
State taxes, net of federal benefit	(1,300)	(547)	595	102
Nondeductible interest	1,046	—	—	—
Foreign provision in excess of U.S. rate	360	1,506	2,215	468
Capitalized sale expenses	—	—	2,946	—
Other, net	185	(754)	1,788	2,399

Total	$(11,987)	$(7,794)	$8,076	$(11,431)

11    Commitments and contingencies

Leases

        The Company has long-term operating leases for office space and office equipment. The leases generally require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rentals. Building and equipment rent expense was $7.4 million, $1.5 million, $5.3 million and $5.2 million for the year ended December 31, 2001, the period from October 12, 2000 through December 31, 2000, the period from January 1, 2000 through October 11, 2000 and the year ended December 31, 1999, respectively. Future minimum lease commitments under operating leases with initial terms of one year or more are as follows (in thousands):

2002	$7,131
2003	6,185
2004	5,263
2005	4,902
2006	4,463
Thereafter	14,730

Litigation

        The Company is a defendant in legal proceedings arising in the ordinary course of business. Although the outcome of these proceedings cannot presently be determined, in the opinion of management, disposition of these proceedings will not have a material effect on the results of operations or financial position of the Company.

Employment agreements

        Three senior executives of the Company have employment agreements which terminate at various times during 2003. Pursuant to the agreements, the executives are entitled to annual base salaries and annual bonuses based on the Company's EBITDA for any year. Certain of these agreements also provide for severance benefits equal to one year's base salary and benefits (and a prorated bonus) upon termination of employment by the Company without cause or by the executive for good reason. The executives also entered into noncompetition and confidentiality agreements with the Company.

12    Segments

        The Company has three reportable segments: trade shows and conferences, trade publications, and marketing services. The trade show and conference segment allows exhibitors a cost-effective means to showcase and sell products and services, while developing business relationships with many potential customers in a short time period. The Company's trade publications segment provides key new product and educational information to readers and allows advertisers to reach highly targeted and select business audiences. The marketing services segment offers customers mailing lists from the Company's subscriber and attendee databases; editorial and advertising reprints; direct mail postcards; and classified, recruitment and industry directory advertising.

        The Company evaluates the performance of, and allocates resources to, its segments based on gross profit. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales or transfers. Segment assets are primarily intangible assets, prepaid expenses and accounts receivable. Revenues, gross profit and segment assets of the Company's three reportable segments are as follows (in thousands):

	Trade shows and conferences	Trade publications	Marketing services	Corporate and other	Total
Year ended December 31, 1999 (Predecessor):
Revenues	$161,007	$147,714	$18,581	$1,070	$328,372
Gross profit	71,593	41,991	9,290	393	123,267
Segment assets	468,018	236,062	3,020	125,495	832,595
Period from January 1, 2000 through October 11, 2000 (Predecessor):
Revenues	178,606	120,706	13,794	2,074	315,180
Gross profit (loss)	83,766	34,434	7,057	(710)	124,547
Segment assets	453,299	224,829	2,291	84,330	764,749

Period from October 12, 2000 through December 31, 2000 (Successor):
Revenues	$19,752	$38,281	$5,206	$633	$63,872
Gross profit (loss)	2,372	10,639	2,932	(1,662)	14,281
Segment assets	281,666	568,639	3,003	168,127	1,021,435
Year ended December 31, 2001 (Successor):
Revenues	186,250	142,607	17,168	4,179	350,204
Gross profit (loss)	86,911	35,464	8,788	(64)	131,099
Segment assets	674,425	196,671	2,405	169,596	1,043,097

        The reconciliation of total segment gross profit to consolidated pretax loss is as follows (in thousands):

	Successor		Predecessor
	For the year ended December 31, 2001	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000	For the year ended December 31, 1999
Total segment gross profit	$131,099	$14,281	$124,547	$123,267
General and administrative expense	(58,739)	(12,952)	(40,670)	(43,527)
Depreciation and amortization	(67,684)	(16,359)	(40,475)	(53,258)
Other expense	(68,067)	(15,025)	(48,481)	(41,528)

Consolidated pretax loss	$(63,391)	$(30,055)	$(5,079)	$(15,046)

        Financial information relating to the Company's operations by geographic area is as follows (in thousands):

Revenues

	Successor		Predecessor
	For the year ended December 31, 2001	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000	For the year ended December 31, 1999
United States	$312,942	$53,757	$281,971	$287,850
International	37,262	10,115	33,209	40,522

Total	$350,204	$63,872	$315,180	$328,372

        Revenues are primarily attributed to countries based on the location of customers.

Long-lived assets

	Successor		Predecessor
	As of December 31, 2001	As of December 31, 2000	As of December 31, 1999
United States	$893,096	$895,933	$688,112
International	63,855	45,444	17,301

	$956,951	$941,377	$705,413

        No individual customer accounted for more than 10 percent of consolidated revenues during any period.

13    Related-party transactions

Financial advisory fees and agreements

        Credit Suisse First Boston Corporation (CSFB), an affiliate of the DLJ Merchant Banking funds, acted as the Company's financial advisor in connection with the issuance of, and was an initial purchaser of, the Replacement Notes and the Discount Notes. The Company paid customary fees to CSFB as compensation for those services. DLJ Capital Funding, an affiliate of the DLJ Merchant Banking funds, received customary fees and reimbursement of expenses in connection with the bridge financing. The aggregate amount of all fees paid to the CSFB entities in connection with these financings during 2001 was approximately $7.3 million, plus out-of-pocket expenses.

        The Company has agreed to pay CSFB an annual advisory fee of $0.5 million until the earlier of (i) an initial public offering of Holdings, (ii) the date when the DLJ Merchant Banking funds own less than 16 2/3 percent of the shares of Holdings' common stock held by them on the closing date of the DLJ Acquisition or (iii) October 11, 2005.

2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts.
Advanstar, Inc.
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
		Additions
Allowance for doubtful accounts
Year ended December 31, 2001	$725,000	$2,768,000	—	$2,523,000(1)	$970,000
Period of October 12, 2000 to December 31, 2000	$703,000	$956,500	—	$934,500(1)	$725,000
Period of January 1, 2000 to October 11, 2000	$709,000	$1,406,500	—	$1,412,500(1)	$703,000
Year ended December 31, 1999	$574,000	$1,878,000	—	$1,743,000(1)	$709,000
Restructuring Reserve
Year ended December 31, 2001	—	$8,107,000	—	$1,517,000	$6,590,000

(1)
Uncollectible accounts written off.

        All other financial schedule are omitted because they are not applicable or the information is included in the financial statements or related notes.

B. Reports on Form 8-K

        There were no Current Reports on Form 8-K filed during the fourth quarter of the year ended December 31, 2001.

C. Exhibits

Exhibit No.	Document
2.1
Agreement and Plan of Merger dated August 14, 2000, among Advanstar, Inc., Advanstar Holdings Corp. (formerly known as Jetman Acquisition Corp.), Junior Jetman Corp. and AHI Advanstar LLC (filed as Exhibit 2.1 to Form 8-K of Advanstar, Inc. filed with the Securities and Exchange Commission on October 26, 2000, and incorporated by reference herein).
3.1
Certificate of Incorporation of Advanstar Communications Inc. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein).
3.1.1
Certificate of Amendment of the Certificates of Incorporation of Advanstar Communications Inc. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein).
3.2	By-Laws of Advanstar Communications Inc. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein).

3.3
Certificate of Incorporation of Men's Apparel Guild in California, Inc. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein).
3.4	By-Laws of Men's Apparel Guild in California, Inc. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein).
3.5
Certificate of Incorporation of Applied Business TeleCommunications Inc. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein).
3.6	By-Law's of Applied Business TeleCommunications, Inc. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein).
4.1
Indenture, dated as of February 21, 2001 among Advanstar Communications Inc., the Guarantor party thereto and the Trustee. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein).
10.1
Advanstar Holdings Corp. 2000 Management Plan Incentive dated as of October 11, 2000. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein).
10.2
Advanstar Holdings Corp. Shareholders Agreement dated as of October 11, 2000. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein).
10.2.1
First Amendment and Waiver to Shareholders' Agreement dated as of February 21, 2001.(Previously filed as an Exhibit to Advanstar Communications' Registration Statement on Form S-1 (333-59284) and incorporated by reference herein).
10.2.2
Second Amendment and Waiver to Stockholders' Agreement dated as of April 4, 2001. (Previously filed as an Exhibit to Advanstar Communications' Registration Statement on Form S-1 (333-59284) and incorporated by reference herein).
10.3
Credit Agreement, dated as of October 11, 2000, as amended and restated November 7, 2000, among, Advanstar Communications Inc., the guarantors party thereto and the lenders party thereto. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein).
10.3.1
First amendment to Credit Agreement, dated as of March 22, 2002. (Previously filed as an exhibit to Advanstar Communications Inc. annual report on Form 10-K for 2001 and incorporated by reference herein).
10.4
Employment Agreement, dated August 14, 2000, between Advanstar, Inc. and Robert Krakoff. (Previously filed as Exhibit 10.1 to Form 10-Q of Advanstar, Inc. filed with the Securities and Exchange Commission on November 14, 2000, and incorporated by reference herein).
10.5
Employment Agreement, dated August 14, 2000, between Advanstar, Inc. and James M. Alic. (Previously filed as Exhibit 10.2 to Form 10-Q of Advanstar, Inc. filed with the Securities and Exchange Commission on November 14, 2000, and incorporated by reference herein).

10.5.1
Amendment to Employment Agreement, effective March 1, 2002, between Advanstar, Inc. and James M. Alic. (Previously filed as an exhibit to Advanstar Communications Inc. annual report on Form 10-K for 2001 and incorporated by reference herein).
10.6	Employees' 401(k) Plan and Trust, as amended. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein).
10.7
Agreement, dated July 31, 1997, between Advanstar Communications Inc. and Banta Publications. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein).
10.8
Employment Agreement dated June 20, 2001 between Advanstar, Inc. and Joseph Loggia. (Previously filed as an exhibit to Advanstar Communications' Quarterly Report on Form 10-Q for the second quarter of 2001 and incorporated by reference herein).
10.9	Direct Investment Plan dated as of October 11, 2000. (Previously filed as an exhibit to Advanstar Communications Inc. annual report on Form 10-K for 2001 and incorporated by reference herein).
10.10
Registration Rights Agreement dated as of February 21, 2001 between Advanstar Communications Inc. and Credit Suisse First Boston Corporation, Fleet Securities, Inc., Barclays Capital Inc., BMO Nesbitt Burns Inc. and Dresdner Kleinwort Benson North America LLC, as Initial Purchasers. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein).
12.1	Computation of Ratio of Earnings to Fixed Charges.*
21.1	Subsidiaries of Advanstar Communications, Inc. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein).
24.1	Power of Attorney (included on signature page of this annual report).
99.1	Transmittal letter to the Securities and Exchange Commission pursuant to temporary note 3T dated March 27, 2002.*

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANSTAR, INC.
By:	/s/ DAVID W. MONTGOMERY Name: David W. Montgomery Title: Vice President — Finance, Chief Financial Officer

        We, the undersigned officers and directors of Advanstar Communications Inc., hereby severally constitute and appoint Robert L. Krakoff and David W. Montgomery, and each of them singly, our true and lawful attorneys, with the power to them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Advanstar Communications Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the dates indicated below.

Signature	Title	Date

/s/ ROBERT L. KRAKOFF Robert L. Krakoff	Chairman of the Board and Chief Executive Officer	March 26, 2002
/s/ DAVID W. MONTGOMERY David W. Montgomery	Vice President—Finance, Chief Financial Officer Secretary and Principal Accounting Officer	March 26, 2002
/s/ JAMES M. ALIC James M. Alic	Director	March 26, 2002
/s/ OHSANG KWON OhSang Kwon	Director	March 26, 2002
/s/ JAMES A. QUELLA James A. Quella	Director	March 26, 2002
/s/ DAVID M. WITTELS David M. Wittels	Director	March 26, 2002

EXHIBIT INDEX

Exhibit No.	Document
2.1
Agreement and Plan of Merger dated August 14, 2000, among Advanstar, Inc., Advanstar Holdings Corp. (formerly known as Jetman Acquisition Corp.), Junior Jetman Corp. and AHI Advanstar LLC (filed as Exhibit 2.1 to Form 8-K of Advanstar, Inc. filed with the Securities and Exchange Commission on October 26, 2000, and incorporated by reference herein).
3.1
Certificate of Incorporation of Advanstar Communications Inc. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein).
3.1.1
Certificate of Amendment of the Certificates of Incorporation of Advanstar Communications Inc. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein).
3.2	By-Laws of Advanstar Communications Inc. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein).
3.3
Certificate of Incorporation of Men's Apparel Guild in California, Inc. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein).
3.4	By-Laws of Men's Apparel Guild in California, Inc. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein).
3.5
Certificate of Incorporation of Applied Business TeleCommunications Inc. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein).
3.6	By-Law's of Applied Business TeleCommunications, Inc. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein).
4.1
Indenture, dated as of February 21, 2001 among Advanstar Communications Inc., the Guarantor party thereto and the Trustee. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein).
10.1
Advanstar Holdings Corp. 2000 Management Plan Incentive dated as of October 11, 2000. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein).
10.2
Advanstar Holdings Corp. Shareholders Agreement dated as of October 11, 2000. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein).
10.2.1
First Amendment and Waiver to Shareholders' Agreement dated as of February 21, 2001.(Previously filed as an Exhibit to Advanstar Communications' Registration Statement on Form S-1 (333-59284) and incorporated by reference herein).
10.2.2
Second Amendment and Waiver to Stockholders' Agreement dated as of April 4, 2001. (Previously filed as an Exhibit to Advanstar Communications' Registration Statement on Form S-1 (333-59284) and incorporated by reference herein).

10.3
Credit Agreement, dated as of October 11, 2000, as amended and restated November 7, 2000, among, Advanstar Communications Inc., the guarantors party thereto and the lenders party thereto. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein).
10.3.1
First amendment to Credit Agreement, dated as of March 22, 2002. (Previously filed as an exhibit to Advanstar Communications Inc. annual report on Form 10-K for 2001 and incorporated by reference herein).
10.4
Employment Agreement, dated August 14, 2000, between Advanstar, Inc. and Robert Krakoff. (Previously filed as Exhibit 10.1 to Form 10-Q of Advanstar, Inc. filed with the Securities and Exchange Commission on November 14, 2000, and incorporated by reference herein).
10.5
Employment Agreement, dated August 14, 2000, between Advanstar, Inc. and James M. Alic. (Previously filed as Exhibit 10.2 to Form 10-Q of Advanstar, Inc. filed with the Securities and Exchange Commission on November 14, 2000, and incorporated by reference herein).
10.5.1
Amendment to Employment Agreement, effective March 1, 2002, between Advanstar, Inc. and James M. Alic. (Previously filed as an exhibit to Advanstar Communications Inc. annual report on Form 10-K for 2001 and incorporated by reference herein).
10.6	Employees' 401(k) Plan and Trust, as amended. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein).
10.7
Agreement, dated July 31, 1997, between Advanstar Communications Inc. and Banta Publications. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein).
10.8
Employment Agreement dated June 20, 2001 between Advanstar, Inc. and Joseph Loggia. (Previously filed as an exhibit to Advanstar Communications' Quarterly Report on Form 10-Q for the second quarter of 2001 and incorporated by reference herein).
10.9	Direct Investment Plan dated as of October 11, 2000. (Previously filed as an exhibit to Advanstar Communications Inc. annual report on Form 10-K for 2001 and incorporated by reference herein).
10.10
Registration Rights Agreement dated as of February 21, 2001 between Advanstar Communications Inc. and Credit Suisse First Boston Corporation, Fleet Securities, Inc., Barclays Capital Inc., BMO Nesbitt Burns Inc. and Dresdner Kleinwort Benson North America LLC, as Initial Purchasers. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein).
12.1	Computation of Ratio of Earnings to Fixed Charges.*
21.1	Subsidiaries of Advanstar Communications, Inc. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein).
24.1	Power of Attorney (included on signature page of this annual report).
99.1	Transmittal letter to the Securities and Exchange Commission pursuant to temporary note 3T dated March 27, 2002.*

*
Filed herewith.

QuickLinks

PART I
  Item 3 LEGAL PROCEEDINGS
  Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5.— MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6.— SELECTED FINANCIAL DATA
  Item 7.— MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A.— QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK
  Item 8.— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9.— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10.— DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11.— EXECUTIVE COMPENSATION
  Item 12.— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13.— CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
PART IV
  Item 14.— EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
Report of independent public accountants
ADVANSTAR, INC. AND SUBSIDIARIES Consolidated balance sheets As of December 31 (In thousands, except share and per share data)
ADVANSTAR, INC. AND SUBSIDIARIES Consolidated statements of operations (In thousands)
ADVANSTAR, INC. AND SUBSIDIARIES Consolidated statements of stockholder's equity (Dollars in thousands)
ADVANSTAR, INC. AND SUBSIDIARIES Consolidated statements of cash flows (In thousands)
ADVANSTAR, INC. AND SUBSIDIARIES Notes to consolidated financial statements December 31, 2001 and 2000
SIGNATURES
EXHIBIT INDEX