Form 10-Q
period 2002-03-31
ADVANSTAR INC
filed 2002-05-20
CIK 1064243

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2002

Commission File Number: 333-61386

Advanstar, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3243499 (I.R.S. Employer Identification No.)
545 Boylston Street, Boston, Massachusetts (Address of principal executive offices)	02116 (Zip Code)

Registrant's Telephone Number, Including Area Code: (617) 267-6500

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 20, 2002, 100 shares of the Registrant's common stock were outstanding.

PART I    Financial Information

Item 1.    Financial Statements:

ADVANSTAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$16,268	$44,797
Accounts receivable, net	23,509	23,334
Prepaid expenses	9,165	11,460
Other	3,503	4,475

Total current assets	52,445	84,066
Due from Parent	1,687	2,090
Property, plant and equipment, net	30,884	32,042
Intangible and other assets
Goodwill, net	723,328	721,157
Intangibles and other, net	199,886	203,742

Total intangible and other assets	923,214	924,899

Total assets	$1,008,230	$1,043,097

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current maturities of long-term debt	$17,000	$16,200
Accounts payable	27,263	30,515
Accrued liabilities	23,627	28,908
Deferred revenue	24,453	54,653

Total current liabilities	92,343	130,276
Long-term debt, net of current maturities	637,987	638,723
Deferred income taxes	21,497	21,497
Other long-term liabilities	9,093	10,327
Minority interests	14,648	14,640
Commitments and contingencies
Stockholder's equity
Common stock, $.01 par value; 10,000 shares authorized; 100 shares issued and outstanding at March 31, 2002 and December 31, 2001	—	—
Capital in excess of par	310,424	310,424
Accumulated deficit	(72,610)	(76,834)
Accumulated other comprehensive loss	(5,152)	(5,956)

Total stockholder's equity	232,662	227,634

Total liabilities and stockholder's equity	$1,008,230	$1,043,097

See notes to condensed consolidated financial statements.

ADVANSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands—Unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Net revenue	$109,910	$129,258

Operating expenses:
Costs of production	23,231	25,646
Selling, editorial and circulation	35,195	46,311
General and administrative	12,000	15,454
Restructuring charge and other	—	3,537
Depreciation and amortization	17,694	17,798

Total operating expenses	88,120	108,746

Operating income	21,790	20,512
Other income (expense):
Interest expense, net	(16,222)	(17,168)
Other income (expense), net	1,042	(953)

Income before income taxes and minority interests	6,610	2,391
Provision for income taxes	2,298	4,514
Minority interests	(88)	(134)

Income (loss) before extraordinary item and accounting change	4,224	(2,257)
Extraordinary item, net of tax	—	(2,556)
Cumulative effect of accounting change, net of tax	—	(552)

Net income (loss)	$4,224	$(5,365)

See notes to condensed consolidated financial statements.

ADVANSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands—Unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Operating Activities
Net income (loss)	$4,224	$(5,365)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, excluding effects of acquisitions:
Extraordinary item—early extinguishment of debt, net of taxes	—	2,538
Restructuring charge and other	—	1,299
Unrealized (gain) loss on derivative financial instruments	(905)	1,984
Depreciation and amortization	17,624	17,798
Non-cash interest	4,156	2,520
Loss on sales of assets and other	158	159
Changes in operating assets and liabilities	(35,473)	(18,708)

Net cash provided by (used in) operating activities	(10,216)	2,225

Investing Activities
Additions to property, plant and equipment	(1,394)	(4,504)
Acquisition of publications and trade shows, net of cash acquired	(11,744)	(3,784)
Proceeds from sale of assets and other	8	17

Net cash used in investing activities	(13,130)	(8,271)

Financing Activities
Net proceeds from revolving credit facility	—	15,000
Borrowings of long-term debt	(3,450)	189,893
Payments of long-term debt	—	(195,000)
Long-term debt financing costs	(1,988)	(7,830)
Capital contributions	—	5,616

Net cash provided by (used in) financing activities	(5,438)	7,679
Effect of exchange rate changes on cash and cash equivalents	255	276
Net (decrease) increase in cash and cash equivalents	(28,529)	1,909
Cash and cash equivalents, beginning of period	44,797	17,581

Cash and cash equivalents, end of period	$16,268	$19,490

See notes to condensed consolidated financial statements.

ADVANSTAR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar, Inc. (Advanstar, or the Company) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that all adjustments, consisting solely of normal recurring items, considered necessary for a fair presentation have been included, and that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements, however, should be read in conjunction with the audited financial statements and the related notes, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2002.

2.    Goodwill and Intangible Assets

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized. However, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The Company expects to complete its initial impariment review of goodwill during the second quarter of 2002 and has not yet determined the impact of adopting the impairment review provisions of SFAS No. 142.

        Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill and accelerated amortization of trade exhibitor and advertiser lists to match the related expected benefit of these assets. The Company recorded $6.3 million of additional amortization as a result of changing from straight line amortization to accelerated amortization on these assets. The following table represents a reconciliation of income before extraordinary item and accounting change and net income adjusted for the exclusion of goodwill amortization, net of tax (in thousands):

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Reported income (loss) before extraordinary item and accounting change	$4,224	$(2,257)
Add: goodwill amortization, net of tax	—	5,298

Adjusted income before extraordinary item and accounting change	$4,224	$3,041

Reported net income	$4,224	$(5,365)
Add: goodwill amortization, net of tax	—	5,298

Adjusted net income	$4,224	$67

        The changes in the carrying amount of goodwill for the three months ended March 31, 2002, by operating segment, are as follows (in thousands):

	Trade Shows and Conferences	Trade Publications	Marketing Services	Totals
Balance as of December 31, 2001	$558,272	$132,433	$30,452	$721,157
Goodwill acquired during the period	4,494	(1,853)	(470)	2,171

Balance as of March 31, 2002	$562,766	$130,580	$29,982	$723,328

        During the first quarter of 2002 we completed the acquisitions of the AIIM International Exposition and Conference and the First Global Media Group with a cumulative purchase price totaling approximately $11.7 million in cash and assumed liabilities. We have accounted for our acquisitions under the purchase method of accounting and our results of operations include the effect of these acquisitions from the date of purchase. Certain of the liabilities assumed and the identified intangible assets in connection with the 2001 and 2002 acquisitions have been recorded based on preliminary estimates as of the dates of acquisition and are subject to adjustment upon completion of the allocation of the purchase price. The pro forma operating results of the acquisitions are not material to our operating results.

        Trade exhibitor and advertiser lists are amortized on an accelerated basis over eight years while subscriber lists and other intangible assets are amortized on a straight-line basis over three to 10 years and consist of the following as of March 31, 2002 and December 31, 2001 (in thousands):

	March 31, 2002	December 31, 2001
Trade exhibitor lists	$166,722	$160,318
Advertiser lists	34,950	33,302
Subscriber lists	23,190	22,339
Other intangible assets	2,714	1,758
Other assets	23,427	21,440

	251,003	239,157
Accumulated amortization	(51,117)	(35,415)

Total intangible and other assets, net	$199,886	$203,742

        Estimated amortization expense of identified intangible assets for the next five years are as follows (in thousands):

2002	$54,288
2003	42,053
2004	28,301
2005	21,711
2006	16,803

3.    Derivative Financial Instruments

        Effective January 1, 2001, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which required derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivative financial instruments must be recognized currently in earnings unless specific hedge accounting criteria are met. For those instruments which meet the hedging criteria, gains and losses will be recognized in other comprehensive income rather than in earnings.

        The Company's adoption of FAS 133 on January 1, 2001 resulted in the cumulative effect of an accounting change of a reduction in income of approximately $0.6 million, net of tax, and a reduction to other comprehensive income of approximately $0.2 million, net of tax.

        The Company uses derivative instruments to manage exposure to interest rate and foreign currency risks. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impact of these exposures.

Interest Rate Risk

        Variable rate debt instruments are subject to interest rate risk. The Company has entered into interest rate collar agreements with remaining maturities of up to twenty three months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income in stockholder's equity and is recognized in earnings as the underlying interest expense is incurred. The ineffective portion of the interest rate collar and cap agreements is recognized in current earnings. For the periods ended March 31, 2002 and 2001, the Company recorded a gain (loss) of $0.1 million and $(1.6) million related to ineffective portion of the of interest rate collar agreements. These amounts are included in other income on the Company's consolidated statement of operations.

Foreign Currency Risk

        Certain forecasted transactions are exposed to foreign currency risk. Foreign currencies hedged are the Euro, the British Pound Sterling, and the Brazilian Real. Forward contracts are used to manage the exposure associated with forecasted international revenue transactions for up to twelve months in the future and are designated as cash flow hedging instruments. Changes in fair value of these instruments are reported as a component of accumulated other comprehensive income in stockholder's equity and are recognized in earnings as the underlying revenue is recognized. Forward contracts not designated as hedging instruments under SFAS No. 133 are also used to manage the impact of the variability in exchange rates. Changes in the fair value of these foreign exchange contracts are recognized in current earnings.

        At March 31, 2002, the Company had foreign exchange derivative contracts to sell with a notional amount totalling $6.2 million and to buy totalling $1.1 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net asset of $0.2 million at March 31, 2002. For the periods ended March 31, 2002 and 2001, the Company recorded a gain (loss) of $0.8 million and $0.5 million related to the change in fair value of the foreign exchange contracts. These amounts are included in other income on the Company's consolidated statement of operations.

Accumulated Other Comprehensive Income (Loss)

        The following table summarizes the effects of FAS 133 on the Company's accumulated other comprehensive income as of March 31, 2002 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Net of taxes:
Accumulated other comprehensive income (loss) balance at December 31, 2001	$(4,189)	$5	$(4,184)
Unwound from accumulated other comprehensive Income (loss) during the period	1,218	(5)	1,213
Mark to market of hedge contracts	176	—	176

Accumulated other comprehensive income (loss) balance at March 31, 2002	$(2,795)	$—	$(2,795)

        The fair value of the Company's derivatives was a net liability position of $4.5 million and $7.7 million at March 31, 2002 and December 31, 2001, respectively, of which $4.3 million and $6.6 million is included in other accrued liabilities at March 31, 2002 and December 31, 2001, respectively, and $0.2 million and $1.1 million is included in other non-current liabilities at March 31, 2002 and December 31, 2001, respectively, in the accompanying consolidated balance sheets.

Statement of Operations

        The following table summarizes the effects of FAS 133 on the Company's statement of operations for the periods ended March 31, 2002 and March 31, 2001 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Three months ended March 31, 2002
Other income (expense)	$126	$776	$902

Total statement of operations impact before taxes	$126	$776	$902

Three months ended March 31, 2001
Other income (expense)	$(1,594)	$483	$(1,111)

Total statement of operations impact before taxes	$(1,594)	$483	$(1,111)

4.    Restructuring Charge and Other

        In March 2001, the Company announced plans to more tightly focus the activities of its wholly owned subsidiary Advanstar.com, Inc. (Advanstar.com). These plans will have the effect of more closely integrating many of the sales, marketing, technology and operating functions of Advanstar.com with its wholly owned subsidiary Advanstar Communications Inc. (Communications) and its core activities in publishing, tradeshows and marketing services. These actions resulted in a first quarter 2001 restructuring charge of $3.5 million, a second quarter 2001restructuring charge of $0.3 million and a fourth quarter 2001restructuring charge of $5.6 million. These charges included total severance related payments of approximately $0.7 million, facility closure costs of approximately $6.6 million, asset impairments of approximately $1.3 million and approximately $0.8 million of other contractual commitments. This decision by the Company resulted in a reduction in work force of 62 employees and the closing of two offices. These restructuring activities were completed by the end of 2001, except for facility lease costs, which continue through June 2010. The asset impairment consisted of leasehold improvements from a facility the Company vacated. All restructuring charges with the exception of the leasehold improvements have been paid in cash. During the first quarter of 2002 the Company paid $0.2 million related to facility lease costs. The balance of the accrual at March 31, 2002 was $6.4 million, which principally represents remaining facility lease costs and is included in other long-term liabilities in the Company's consolidated balance sheet at March 31, 2002.

5.    Debt

Credit Facility

        The senior credit facility (the Credit Facility) consists of (i) $415 million of term loans payable in quarterly installments beginning March 31, 2001 and continuing through October 11, 2007 and (ii) $80 million of revolving loan availability. The Credit Facility contains a number of covenants that, among other things, require the Company to maintain certain financial ratios, including leverage and fixed charge coverage ratios, as defined. Failure of the Company to comply with any of these covenants may cause an event of default under the Credit Facility.

        Borrowings under the Credit Facility are secured by substantially all of the Company's assets. In addition, as of March 31, 2002, the Company has interest rate protection agreements for a notional amount of $250 million that effectively guarantee that the Company's interest rate on $250 million of the Company's Credit Facility will not exceed 12.25 percent, nor be less than 8.25 percent. The net interest paid or received is included in interest expense. At March 31, 2002, the estimated fair value of the interest rate protection agreements was a net liability position to the Company of approximately $4.6 million. As of March 31, 2002, the Company had approximately $42.9 million of borrowings available under the Credit Facility, subject to customary conditions.

Senior Subordinated Debt and Discount Notes

        On October 11, 2000, in connection with the Acquisition, the Company issued 15 percent senior discount notes due October 2011 with a principal amount at maturity of $103.2 million and warrants to purchase shares of common stock of Holdings for consideration of $50.0 million, to DLJ Investment Partners. The notes bear interest at 15 percent, payable semiannually beginning October 2005, and have an implied yield to maturity of approximately 17.2 percent. The notes are redeemable at the Company's option at specified premiums through 2007 and at par thereafter. The notes may also be redeemed at a premium upon a qualifying change of control of the Company.

        On January 9, 2001, in connection with the Acquisition, the 9.25 percent senior subordinated notes due in 2008 (the Notes) were tendered at an offer price in cash equal to 101 percent of the aggregate principal amount, plus accrued interest. The Company financed the repurchase of the Notes with bridge financing. The premium paid on the tender of the Notes of approximately $1.0 million, net of related tax benefits, is reflected as an extraordinary item in the accompanying 2001 consolidated statement of operations.

        On February 21, 2001, the Company's wholly owned subsidiary, Advanstar Communications Inc. (Communications) issued $160.0 million of unsecured, 12 percent senior subordinated notes, due 2011 (the Replacement Notes). Interest on the Replacement Notes is payable semiannually on February 15 and August 15 of each years, commencing August 15, 2001. The Replacement Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by Communications and its wholly owned domestic subsidiaries. As part of tendering of the Notes, the Company wrote-off remaining unamortized deferred financing costs of approximately $1.6 million, net of related tax benefits, which is reflected as an extraordinary item in the accompanying 2001 condensed consolidated statement of operations.

        Concurrent with the issuance of the Replacement Notes, Advanstar issued units comprised of 15 percent senior discount notes (the Discount Notes) with an aggregate principal amount at maturity of approximately $68.6 million and warrants to purchase shares of common stock of Holdings for consideration of approximately $34.8 million of which approximately $5.6 million was paid to Holdings pursuant to the issuance of the warrants. Holdings contributed the proceeds (approximately $5.6 million) from the warrants to the Company. The notes bear interest at 15 percent, payable semiannually beginning October 2005, and have an implied yield to maturity of 17.2 percent. The Discount Notes are redeemable at the Company's option at specified premiums through 2007 and at par thereafter. The Discount Notes may also be redeemed at a premium upon a qualifying change of control of the Company.

        The Company used the proceeds from issuance of the Replacement Notes and the Discount Notes to repay and terminate the bridge financing and to repay approximately $45.0 million of term loan borrowings under the Credit Facility. Concurrent with the issuance of the Discount Notes, DLJ Investment Partners, an affiliate of DLJMB, exchanged its senior discount notes issued as part of the DLJ Acquisition for like units.

        Accretion of debt discount on the Discount Notes was approximately $3.5 million and $2.5 million for the three months ended March 31, 2002 and 2001, respectively. These amounts are included in interest expense in the accompanying condensed consolidated statements of operations.

        Long-term debt consists of the following (in thousands):

	March 31, 2002	December 31, 2001
Term loan A, interest at LIBOR plus 3.25%; 5.10% at March 31, 2002, due quarterly through April 11, 2007	$86,250	$89,200
Term loan B, interest at LIBOR plus 3.75%; 5.60% March 31, 2002, due quarterly through October 11, 2007	280,800	280,800
Revolving credit loan, interest at LIBOR plus 3.25%; 5.10% at March 31, 2002, due April 11, 2007	34,000	34,000
Senior subordinated notes at 12.00%, due 2011	160,000	160,000
Senior discount notes at 15.00%, due October 11, 2011, net of discount	88,437	84,923
Acquisition note payable, interest at 5.50%, due monthly through 2004	5,500	6,000

	654,987	654,923
Less—Current maturities	(17,000)	(16,200)

	$637,987	$638,723

        The Company's credit facility contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. Additionally, certain financial covenants under the Replacement Notes include a maximum leverage ratio, limitations on certain asset dispositions, payments, debt incurrence, dividends and other restricted payments. In March 2002, the Company obtained an amendment to the Credit Facility providing for certain revisions to the quarterly financial covenants applicable in 2002 and 2003. The Company was in compliance with all covenants as of March 31, 2002.

6.    Comprehensive Income

        The tables below present comprehensive loss, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Net income	$6,250	$2,274
Change in cumulative translation adjustment	(585)	(2,198)
Change in unrealized losses on derivative financial Instruments, net of taxes	1,389	(574)

Comprehensive income (loss)	$7,054	$(498)

7.    Segment Information

	Trade Shows and Conferences	Trade Publications	Marketing Services	Corporate and Other	Totals
	(In thousands)
Three months ended March 31, 2002
Revenues	$76,465	$28,674	$3,576	$1,195	$109,910
Operating income	42,745	5,741	1,589	(28,285)	21,790
Segment assets	683,073	177,368	28,222	119,567	1,008,230
Three months ended March 31, 2001
Revenues	$89,564	$34,640	$4,170	$884	$129,258
Operating income	48,205	7,224	1,856	(36,773)	20,512
Segment assets	272,065	571,017	2,219	164,433	1,009,734

        The reconciliation of total segment gross profit to consolidated pre-tax income (loss) is as follows (in thousands):

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Total segment operating income	$21,790	$20,512
Interest expense	(16,222)	(17,168)
Other income (expense), net	1,042	(953)

Consolidated income before taxes and minority interests	$6,610	$2,391

8.    Related-Party Transactions

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

        Advanstar Holdings Corp. has agreed to pay CSFB an annual advisory fee of $0.5 million, until the earlier to occur of (1) an initial public offering of Holdings, (2) the date when the DLJ Merchant Banking funds own less than 16 2/3% of the shares of Holdings' common stock held by them on the closing date of the acquisition and (3) October 11, 2005. Payment of the advisory fee will be dependent upon the receipt of dividends from its subsidiaries, including the Company.

9.    New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has adopted FAS 144 on January 1, 2002. The adoption of FAS 144 did not impact the results of operations or financial position of the Company for the period ended March 31, 2002.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations:

        This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements, including statements about plans and objectives of management and market growth and opportunity. These forward-looking statements are neither promises or guarantees and involve risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. You should not expect that these forward-looking statements will be updated or supplemented as a result of changing circumstances or otherwise, and we disavow and disclaim any obligation to do so. Important cautionary statements and risk factors that would affect actual results are discussed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including those under the caption entitled "Certain Factors Which May Affect Future Results" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

General

        We are a worldwide provider of integrated, business-to-business marketing communications products and services for targeted industry sectors, principally through trade shows and conferences and through controlled circulation trade, business and professional magazines. We also provide a broad range of other marketing services products, including classified advertising, direct mail services, reprints, database marketing, guides and reference books.

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

        Trade shows and conferences accounted for approximately 70% of total revenue in each of the three month periods ended March 31, 2002 and 2001, respectively. Trade publications accounted for approximately 26% of total revenue in each of the three month periods ended March 31, 2002 and 2001, respectively, while marketing services accounted for approximately 4% of total revenue in each of the three month periods ended March 31, 2002 and 2001. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC trade shows and our other large trade shows and conferences. In comparing results between years, we may experience fluctuations in quarterly revenue based on the movement of trade show dates from one quarter to another because trade show and conference revenue is recognized when a particular went is held.

        In 2001, we more tightly focused the activities of Advanstar.com. These plans will have the effect of more closely integrating many of the sales, marketing, technology and operating functions of Advanstar.com with our core activities in publishing, tradeshows, and marketing services. As a result of the reorganization and redirection of the activities of Advanstar.com during 2001, management anticipates that there will be a significant reduction in the levels of funding by the Company to Advanstar.com during 2002 and subsequent periods.

  Recent Developments

        Our business and results of operations for the quarter ended March 31, 2002 were significantly impacted by the downturn in the U.S. economy, particularly in our Information Technology & Communications cluster and Travel & Hospitality cluster. The events of September 11th also impacted our results, including cancellations and reductions in ad pages, particularly in our travel industry publications.

        In response to the decline in revenues throughout 2001 and into 2002, we implemented early and aggressive cost management actions, including the layoff of approximately 236 staff, reductions in travel and other operating costs, and reorganization of certain support functions and processes. We also more tightly focused the activities of our subsidiary, Advanstar.com, including plans to more closely integrate many of the sales, marketing, technology and operating functions with our subsidiary, Advanstar Communications Inc., and its core activities in publishing, tradeshows and marketing services. These plans resulted in a restructuring charge of $9.4 million throughout 2001, of which $3.5 million was taken in the first quarter of 2001.

        The persistence of the general economic slowdown in the U.S. and the uncertainties relating to the ongoing impact from the events of September 11 will likely result in continued weakness in overall marketing and advertising expenditures by our customers throughout most of 2002. As a result, we expect our revenues and EBITDA to reflect this overall weakness. However, we believe that our balanced portfolio between trade shows and publications and our diversification across many industry sectors may mitigate the overall impact from continued weakness in general economic conditions and reduce potential volatility of any one sector.

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

  Presentation of Financial Information

Acquisitions and Joint Ventures

  •
  From January 1, 2000 through December 31, 2000 we completed the acquisitions of the German Documents, Messaging and Security "DMS" tradeshow, Info 21 magazine, Brand Licensing London tradeshow and we purchased the outstanding minority interest in SeCA, our French joint venture, with a cumulative purchase price totaling approximately $21.4 million in cash and assumed liabilities.

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

  •
  From January 1, 2002 through March 31, 2002 we completed the acquisitions of the AIIM International Exposition and Conference and the First Global Media Group with a cumulative purchase price totaling approximately $11.7 million in cash and assumed liabilities

        We have accounted for our acquisitions under the purchase method of accounting and our results of operations include the effect of these acquisitions from the date of purchase. Certain of the liabilities assumed and the identified intangible assets in connection with the 2001 and 2002 acquisitions have been recorded based on preliminary estimates as of the dates of acquisition and are subject to adjustment upon completion of the allocation of the purchase price. The pro forma operating results of the acquisitions are not material to our operating results.

The Acquisition

        As a result of the acquisition of our Company by the DLJ Merchant Banking funds (the Acquisition) in October, 2000, we have, and will continue to have, significantly higher indebtedness and interest expense than reflected in our previous historical results of operations. In addition, the Acquisition was accounted for under the purchase method of accounting. Under the purchase method, the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder being allocated to goodwill. Accordingly, the increase in basis of our assets resulted in non-cash depreciation and amortization charges in 2001 that were significantly higher than that reflected in our previous historical financial information.

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

Significant Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to bad debts, intangible assets and income taxes. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

          Deferred Taxes.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Similarly, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.

          Impairment of Long-Lived Assets.    We evaluate the recoverability of our identifiable intangible assets, and other long-lived assets in accordance with SFAS No. 144 which generally requires us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. We use the fair value method to assess our goodwill on at least an annual basis. Impairments will be recorded in income from continuing operations. We had a carrying amount of $723.3 million of goodwill at March 31, 2002.

          On January 1, 2002, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) became effective for the Company and as a result, the Company will cease to amortize approximately $721.2 million of goodwill. We had recorded approximately $28.0 million of amortization on these amounts during 2001. In lieu of amortization, The Company is required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. The Company expects to complete the initial review during the second quarter of 2002 and has not yet determined the impact of adopting the impairment review provisions of SFAS No. 142.

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

        To calculate EBITDA for the three months ended March 31, 2002 and 2001, we reduced operating income by $(0.1) million and $(0.3) million, respectively, to reflect minority interest.

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	In thousands
Net revenue:
Trade shows and conferences	$76,465	$89,564
Publications	28,674	34,640
Marketing services and other	4,771	5,054

Total net revenues	109,910	129,258
Cost or production and selling:
Trade shows and conferences	33,720	41,359
Publications	22,933	27,416
Marketing services and other	1,773	3,182

Total cost of production and selling	58,426	71,957
General and administrative expenses	12,000	15,454
Restructuring charge and other	—	3,537
Depreciation and amortization	17,694	17,798

Operating income	21,790	20,512
Other income (expense):
Interest expense, net	(16,222)	(17,168)
Other income (expense)	1,042	(953)
Provision for income taxes	2,298	4,514
Minority interests	(88)	(134)

Income (loss) before extraordinary item and accounting change	$4,224	$(2,257)

EBITDA	$39,383	$38,029

Results of Operations

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Revenue

        Total revenue decreased $19.4 million, or 15.0%, to $109.9 million in the first quarter of 2002 from $129.3 million for the first quarter of 2001.

        Revenue from trade shows and conferences decreased $13.1 million, or 14.6%, to $76.5 million for the first quarter of 2002 from $89.6 million in the first quarter of 2001. This decrease was primarily attributable to a decline in certain of our trade shows, a shift in the timing of when events take place and the discontinuation of an event in our technology market, partially offset by the acquisition of AIIM International Exposition and Conference. The downturn in the U.S. economy continued to impact revenue in our trade shows as did the residual effect from the events of September 11th by adding to our customers' concern over its ongoing impact on their marketing efforts. Revenue for the quarter was also impacted by a net shift in the timing of five trade shows, three of which were held in the first quarter of 2001, but moved to the second quarter of 2002, another event was held in the first quarter of 2001 but the 2002 event was held in December 2001, while the remaining trade show was held in the second quarter of 2002, but moved to the first quarter of 2002. Adjusting first quarter 2001 results for all such movements, first quarter 2002 trade show revenue decreased by $6.2 million, or 7.5%.

        Revenue from publications and marketing services decreased $6.3 million, or 15.7%, to $33.4 million for the first quarter of 2002 from $39.7 million in 2001. This decrease was attributable to the overall slowdown in the economy and the resulting reduction in marketing spending by our customers as they adjust to slowing growth in their respective industry sectors. The decline was heavily weighted to our travel and technology markets, which together decreased approximately 37.1% while the balance of our portfolio declined approximately 7.1%. Advertising pages decreased approximately 11.5% across our portfolio while advertising revenue per page decreased approximately 6.7% in the first quarter of 2002. The economic outlook in the publishing sector continues to be challenging, and forward visibility on our advertising revenue and pages is limited, due to the concerns of our customers related to the overall business environment. We also discontinued publication of certain magazines published in 2001. These declines were offset by revenue from our acquisitions of Motor Age, Auto Body Repair News and Centre d'Appels magazines in 2001.

Cost of Production and Selling

        Cost of production and selling expenses decreased $13.6 million, or 18.8%, to $58.4 million for the first quarter of 2002 from $72.0 million for the comparable period of 2001.

        Expenses of trade shows and conferences decreased $7.7 million, or 18.5%, to $33.7 million for the first quarter of 2002 from $41.4 million in 2001. This decrease was primarily due to cost savings associated with continuing and discontinued events and costs associated with the movement of events between quarters, partially offset by new costs related to our acquisition of the AIIM International Exposition and Conference. Adjusting first quarter 2001 results for movements of events between quarters, trade show and conference expenses in 2001 decreased by $4.6 million, or 11.9%.

        Expenses of publication and marketing services decreased $5.9 million, or 19.3%, to $24.7 million in the first quarter of 2002 from $30.6 million in the first quarter of 2001. This decrease was due primarily to savings attributable to our ongoing cost reduction programs and discontinued publications, partially offset by additional cost attributable to our acquisitions of Motor Age, Auto Body Repair News and Centre d'Appels magazines in 2001. We also more tightly focused the activities of our subsidiary, Advanstar.com in the first half of 2001, including more closely integrating many of the sales, marketing, technology and operating functions with our subsidiary, Advanstar Communications Inc., and its core activities in publishing and marketing services. The first quarter of 2002 includes the full period effect of these cost saving initiatives.

General and Administrative Expenses

        General and administrative expenses decreased $3.5 million, or 22.4%, to $12.0 million in the first quarter of 2002 from $15.5 million in the first quarter of 2001. This decrease is primarily attributable to our ongoing cost and headcount reduction programs. In response to the decline in revenues throughout 2001 and into 2002, we implemented early and aggressive cost management actions, including the layoff of approximately 236 staff, reductions in travel and other operating costs, and reorganization of certain support functions and processes.

Restructuring Charge and other

        In the first quarter of 2001 the Company recorded a restructuring charge of $3.5 million related to its internet activities, including severance related payments of $0.6 million and facility closure costs of approximately $0.9 million, asset impairments of $1.3 million and $0.7 million of other contractual commitments.

Depreciation and Amortization

        Depreciation and amortization expense decreased $0.1 million to $17.7 million in the first quarter of 2002 from $17.8 million in the first quarter of 2001 primarily due to the adoption in January 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption we discontinued the amortization of goodwill and accelerated amortization of certain of our identified intangible assets. Excluding goodwill amortization recorded in the first quarter of 2001, depreciation and amortization expense increased $6.9 million due to the accelerated amortization of certain identified intangible assets and the amortization of approximately $137.6 million of identified intangible assets that were reclassified from goodwill subsequent to the first quarter of 2001 as we completed our purchase price allocation related to the Acquisition.

Interest Expense

        Net interest expense decreased $1.0 million, or 5.5%, to $16.2 million in the first quarter of 2002 from $17.2 million in the first quarter of 2001 due to a decrease in our weighted average interest rate, partially offset by the additional indebtedness necessary to fund the Acquisition. In February 2001, we replaced our then outstanding $150.0 million 9.25% senior subordinated notes with $160.0 million 12.00% senior subordinated notes, and issued an additional $68.6 million our 15.0% senior discount notes.

Other Income (Expense)

        Other income (expense) increased $2.0 million to $1.0 million in the first quarter of 2002 from $(1.0) million in the first quarter of 2001. We reported a non-cash gain of approximately $0.9 million in the first quarter of 2002 related to our foreign currency and interest rate hedging activities, compared to a non-cash loss of approximately $1.1 million in the comparable period of 2001.

Income Taxes

        The provision for income taxes decreased $2.2 million to $2.3 million in the first quarter of 2002 from $4.5 million in 2001. This decrease is primarily due to a decrease in our effective rate to 35.2% in 2002. For book purposes we no longer amortize non-deductible goodwill as a result of the adoption in January of SFAS No. 142, "Goodwill and Other Intangible Assets."

EBITDA

        EBITDA increased $1.4 million, or 3.6%, to $39.4 million in the first quarter of 2002 from $38.0 million in the first quarter of 2001. The increase was primarily due to the significant reduction in the level of our internet activities in 2002, the restructuring charge taken in the first quarter of 2001 and reductions in general and administrative expense. These were partially offset by a general economic downturn in our trade show and publishing segments and the effect of a net shift in the timing of five trade shows. Adjusting first quarter 2001 for the movement of trade shows from one quarter to another, EBITDA in the first quarter of 2002 increased by $5.2 million, or 15.3% from the first quarter of 2001.

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

Debt service.

        As of March 31, 2002, we had total indebtedness of $655.0 million and approximately $42.9 million of borrowings available under our credit facility, subject to customary conditions.

        Credit facility.    The term loan facility under the credit facility consists of a $100.0 million amortizing term loan A maturing April 11, 2007 and a $315.0 million amortizing term loan B maturing October 11, 2008. The credit facility also includes an $80.0 million revolving credit facility. The revolving credit facility will terminate in April 2007. The credit facility may be increased by up to $50.0 million at our request, with the formal prior consent of the lenders or other financial institutions providing the increase. However, there can be no assurance that this consent will be obtained. In February 2001, we repaid $10.8 million of term loan A and $34.2 million of term loan B at the closing of the issuance of our 12.00% senior subordinated notes.

        Borrowings under the credit facility generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted London-interbank offered rate (LIBOR). The applicable margin for revolving credit loans and term loan A will vary based upon our ratio of consolidated debt to EBITDA, as defined in the credit facility, and the applicable margin for term loan B is 3.75% over LIBOR and 2.50% over the base rate. Our obligations under the credit facility are guaranteed by Advanstar Holdings Corp., our parent company, and all our existing and future domestic subsidiaries and are secured by substantially all of the assets of our company and the subsidiary guarantors, including a pledge of the capital stock of all our existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by our company or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of our company and our domestic subsidiaries, a pledge of Advanstar Communications Inc. and Advanstar IH, Inc.'s capital stock by us, and a pledge of our capital stock by our parent, Advanstar Holdings Corp. The credit facility contains covenants and events of default that, among other things, limit our ability to incur debt, pay dividends and make investments.

        As a result of the decline in our operating results through 2001 and the anticipated decline in our operating results through the first half of 2002, we believe that we would have failed to satisfy certain of the financial covenants contained in our Credit Facility as of March 31, 2002. Accordingly, we sought and obtained an amendment to the Credit Facility in March 2002 which provided for certain revisions to our quarterly financial covenants in 2002 and 2003..As of March 31, 2002 we were in compliance with these covenants.

        Senior subordinated notes.    Advanstar Communications' 12.00% senior subordinated notes mature in 2011 and are guaranteed by each of Advanstar Communications' existing and future domestic restricted subsidiaries. Interest on the notes is payable semi-annually in cash. The notes contain covenants and events of default that, among other things, limit our ability to incur debt, pay dividends and make investments. As of March 31, 2002 we were in compliance with these covenants.

        Senior discount notes.    As part of the financing for the Acquisition, we issued senior discount notes due October 2011 with a principal amount at maturity of $103.2 million. Concurrently with the closing of the offering of the 12.00% senior subordinated notes, we sold additional senior discount notes due October 2011 with an additional aggregate principal amount at maturity of $68.6 million. These notes do not require cash interest payments until 2006 and contain covenants and events of default that, among other things, limit our ability and that of our subsidiaries to incur debt, pay dividends and make investments. As of March 31, 2002 we were in compliance with these covenants. However, we are a holding company and our ability to pay interest on these notes will be dependent upon the receipt of dividends from our subsidiaries. The credit facility and the senior subordinated notes impose substantial restrictions on our subsidiaries' ability to pay dividends.

        Contractual and contingent obligations.    Our contractual obligations are set forth below (in millions):

	Payment due by Period
Contractual Obligation
	Less Than 1 Year	1 to 3 Years	Over 3 Years
Indebtedness (excluding interest)	$17.0	$53.3	$668.1
Operating leases	6.9	15.9	18.3

Total	$23.9	$69.2	$686.4

        Our contingent obligations are primarily composed of $3.1 million of letters of credit and our interest rate and foreign currency derivatives discussed more fully below in Item 3—Qualitative and Quantitative Disclosure About Market Risk

        Capital expenditures.    Capital expenditures in the first quarter of 2002 were approximately $1.4 million. We anticipate that we will spend between $7.0 and $8.0 million on capital expenditures in 2002, primarily for expenditures related to our desktop computers and management information systems. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

        Acquisitions and investments.    We have provided funding to Advanstar.com, our subsidiary, to support its operations. We provided funding of approximately $0.9 million in the first quarter of 2002 and anticipate that we will provide approximately $1.5 million of additional funding in 2002. Our debt instruments limit the total amount we can invest in Advanstar.com. Based on current estimates, we anticipate that we will be able to make these investments within those limitations.

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

        From time to time, we will continue to explore additional financing methods and other means to lower our cost of capital, which could include stock issuance or debt financing and the application of the proceeds therefrom to the repayment of bank debt or other indebtedness.

        Historically, our financing requirements have been funded primarily through cash generated by operating activities and borrowings under our revolving credit facility. From time to time, we have also raised additional funds through sales of common stock, high yield offerings and term borrowings under our credit facility for purposes of completing strategic acquisitions.

        Cash flows from operating activities.    Net cash provided by operations decreased $12.4 million to a use of cash of $10.2 million in 2002 from a source of cash of $2.2 million in 2001. The decrease was primarily due to an increase in working capital items and cash interest expense due to the timing of interest payments on our 12% senior subordinated notes, partially offset by a significant reduction in operating expenditures of Advanstar.com.

        Cash flows used in investing activities.    Net cash used in investing activities increased $4.8 million to $13.1 million in 2002, from $8.3 million in 2001. This increase was principally due increased investments in acquisitions during the period, partially offset by reduced capital expenditures and intercompany transactions.

        Cash flows from financing activities.    Net cash used by financing activities increased $13.1 million to $5.4 million in 2002, from a source of cash of $7.7 million in 2001. This increase was principally due to payments on long-term debt and financing costs related to the amendment to our senior credit agreement during the quarter. In 2001 we refinanced our 9.25% senior subordinated notes (as more fully discussed above), issued an additional $68.6 million in exchange for proceeds of $35.0 million of our senior discount notes and made additional borrowings under our operating line of credit.

New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has adopted FAS 144 on January 1, 2002. The adoption of FAS 144 did not impact the results of operations or financial position of the Company for the period ended March 31, 2002.

        In May 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (FAS 145). FAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". FAS 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". FAS 145 amends FASB

Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. FAS 145 is generally effective for fiscal years beginning after May 15, 2002. The Company has not adopted FAS 145. The adoption of FAS 145 is not expected to have a significant impact of the results of operations or financial position of the Company.

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

        Interest Rates.    We rely significantly on variable rate and fixed rate debt in our capital structure. At March 31, 2002, we had fixed rate debt of $253.9 million and variable rate debt of $401.1 million. The pre-tax earnings and cash flows impact for the next year resulting from a 100 basis point increase in interest rates on variable rate debt would be a reduction of pre-tax earnings of $4.0 million, holding other variables constant and excluding the impact of our interest rate protection agreements. Under the credit facility, we are required to enter into interest rate protection agreements that have the effect of causing at least half of the outstanding term loan borrowings and senior subordinated notes to be fixed-rate borrowings. We have entered into agreements to cap the interest rate on $250.0 million of borrowings under our credit facility, which would have the effect of reducing the impact of interest rate increases on our earnings and cash flows.

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

        A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income (loss). Accordingly, our consolidated stockholder's equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

        Our strategy for management of currency risk relies primarily upon conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of March 31, 2002, there were open foreign exchange derivative contracts to sell with a notional amount totaling $6.2 million and to buy with a notional amount totaling $1.1 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net asset of approximately $0.2 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to an additional loss of approximately $0.5 million. Actual results may differ.

PART II    Other Information

Item 4.    Submissions of Matters to a Vote of Security Holders.

        None

Item 6.    Exhibits and Reports on Form 8-K

Item 6(a).    Exhibits

        None

Item 6(b).    Reports on Form 8-K

        A report on Form 8-K was filed by the Company on April 18, 2002 to report an event under Item 4—Changes in Registrant's Certifying Accountant. No financial statements were filed with such report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSTAR, INC.
May 20, 2002	By:	/s/ DAVID W. MONTGOMERY David W. Montgomery Vice President—Finance, Secretary and Chief Financial Officer

QuickLinks

  PART I Financial Information
  Item 1. Financial Statements
ADVANSTAR, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
ADVANSTAR, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands—Unaudited)
ADVANSTAR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands—Unaudited)
ADVANSTAR, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Qualitative and Quantitative Disclosure about Market Risk
  PART II Other Information
  Item 4. Submissions of Matters to a Vote of Security Holders.
  Item 6. Exhibits and Reports on Form 8-K
  Item 6(a). Exhibits
  Item 6(b). Reports on Form 8-K
SIGNATURES