Form 10-Q
period 2002-06-30
ADVANSTAR INC
filed 2002-08-14
CIK 1064243

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2002

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of August 14, 2002, 100 shares of the Registrant's common stock were outstanding.

PART I    Financial Information

Item 1.    Financial Statements:

ADVANSTAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$11,943	$44,797
Accounts receivable, net	27,668	23,334
Prepaid expenses	8,076	11,460
Other	3,709	4,475

Total current assets	51,396	84,066
Due from Parent	5,208	2,090
Property, plant and equipment, net	30,084	32,042
Intangible and other assets
Goodwill, net	729,904	721,157
Intangibles and other, net	181,166	203,742

Total intangible and other assets	911,070	924,899

Total assets	$997,758	$1,043,097

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current maturities of long-term debt	$17,000	$16,200
Accounts payable	22,856	30,515
Accrued liabilities	22,093	28,908
Deferred revenue	40,031	54,653

Total current liabilities	101,980	130,276
Long-term debt, net of current maturities	632,501	638,723
Deferred income taxes	21,486	21,855
Other long-term liabilities	9,448	9,969
Minority interests	15,688	14,640
Commitments and contingencies
Stockholder's equity
Common stock, $.01 par value; 10,000 shares authorized; 100 shares issued and outstanding at June 30, 2002 and December 31, 2001	—	—
Capital in excess of par	310,424	310,424
Accumulated deficit	(87,210)	(76,834)
Accumulated other comprehensive loss	(6,559)	(5,956)

Total stockholder's equity	216,655	227,634

Total liabilities and stockholder's equity	$997,758	$1,043,097

See notes to condensed consolidated financial statements.

ADVANSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—Unaudited)

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001
Net revenue	$63,896	$76,369

Operating expenses:
Costs of production	12,783	15,622
Selling, editorial and circulation	28,305	39,003
General and administrative	11,257	14,856
Restructuring charge and other	—	252
Depreciation and amortization	17,520	16,137

Total operating expenses	69,865	85,870

Operating loss	(5,969)	(9,501)
Other income (expense):
Interest expense, net	(17,058)	(16,727)
Other income (expense), net	1,193	2,411

Loss before income taxes and minority interests	(21,834)	(23,817)
Provision (benefit) for income taxes	(7,823)	(6,385)
Minority interests	(589)	(632)

Net loss	$(14,600)	$(18,064)

See notes to condensed consolidated financial statements.

ADVANSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—Unaudited)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Net revenue	$173,806	$205,627

Operating expenses:
Costs of production	36,014	41,073
Selling, editorial and circulation	63,500	85,864
General and administrative	23,257	29,955
Restructuring charge and other	—	3,789
Depreciation and amortization	35,214	33,935

Total operating expenses	157,985	194,616

Operating income	15,821	11,011
Other income (expense):
Interest expense, net	(33,280)	(33,895)
Other income (expense), net	2,235	1,458

Loss before income taxes and minority interests	(15,224)	(21,426)
Provision (benefit) for income taxes	(5,525)	(1,871)
Minority interests	(677)	(766)

Loss before extraordinary item and accounting change	(10,376)	(20,321)
Extraordinary item, net of tax	—	(2,556)
Cumulative effect of accounting change, net of tax	—	(552)

Net loss	$(10,376)	$(23,429)

See notes to condensed consolidated financial statements.

ADVANSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands—Unaudited)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Operating Activities
Net loss	$(10,376)	$(23,429)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, excluding effects of acquisitions:
Extraordinary item—early extinguishment of debt, net of taxes	—	2,538
Restructuring charge and other	—	1,299
Unrealized (gain) loss on derivative financial instruments	(827)	(881)
Depreciation and amortization	34,954	33,935
Non-cash interest	8,664	6,300
Loss on sales of assets and other	955	770
Changes in operating assets and liabilities	(33,227)	(19,327)

Net cash provided by (used in) operating activities	143	1,205

Investing Activities
Additions to property, plant and equipment	(3,296)	(8,126)
Acquisition of publications and trade shows, net of cash acquired	(13,279)	(9,214)
Proceeds from sale of assets and other	11	(78)

Net cash used in investing activities	(16,564)	(17,418)

Financing Activities
Net proceeds from revolving credit facility	(5,000)	22,000
Borrowings of long-term debt	(7,700)	189,893
Payments of long-term debt	—	(195,000)
Long-term debt financing costs	(2,047)	(9,349)
Dividends paid to minority interest holders	(503)	—
Capital contributions	—	5,616

Net cash provided by (used in) financing activities	(15,250)	13,160
Effect of exchange rate changes on cash and cash equivalents	(1,183)	210
Net (decrease) increase in cash and cash equivalents	(32,854)	(2,843)
Cash and cash equivalents, beginning of period	44,797	17,581

Cash and cash equivalents, end of period	$11,943	$14,738

See notes to condensed consolidated financial statements.

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar, Inc. (Advanstar, or the Company) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that all adjustments, consisting solely of normal recurring items, considered necessary for a fair presentation have been included, and that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements, however, should be read in conjunction with the audited financial statements and the related notes, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2002.

2.    Goodwill and Intangible Assets

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized. However, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter, or more frequently if impairment indicators arise. Identified intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life.

        During the second quarter 2002, the Company completed an initial assessment of goodwill impairment. The assessment indicated that there is the potential for a goodwill impairment charge related to our trade show segment, which has an aggregate net book value of goodwill of approximately $558.3 million. Preliminary valuations show that the carrying value of our trade show segment is in excess of its fair value by approximately $41.0 million. Consequently, there is the possibility for a material, non-cash impairment charge in the second half of 2002. Once final measurement of the goodwill impairment has been completed, the charge will be recorded as the cumulative effect of an accounting change as of January 1, 2002. The Company expects to complete the impairment measurement process in the second half of 2002.

        Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill. At the same time we accelerated amortization of trade exhibitor and advertiser lists to match the related expected benefit of these assets. The Company recorded $7.1 million for the three month period and $13.4 million for the six month period ended June 30, 2002 of additional amortization as a result of changing from straight line amortization to accelerated amortization on these assets. The following table represents a reconciliation of income before extraordinary item and accounting change and net income adjusted for the exclusion of goodwill amortization, net of tax (in thousands):

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Reported loss before extraordinary item and accounting change	$(14,600)	$(18,064)	$(10,376)	$(20,321)
Add: goodwill amortization, net of tax	—	5,298	—	10,596

Adjusted loss before extraordinary item and accounting change	$(14,600)	$(12,766)	$(10,376)	$(9,725)

Reported net loss	$(14,600)	$(18,064)	$(10,376)	$(23,429)
Add: goodwill amortization, net of tax	—	5,298	—	10,596

Adjusted net loss	$(14,600)	$(12,766)	$(10,376)	$(12,833)

        The changes in the carrying amount of goodwill for the three months ended June 30, 2002, by operating segment, are as follows (in thousands):

	Trade Shows and Conferences	Trade Publications	Marketing Services	Totals
Balance as of December 31, 2001	$558,272	$132,433	$30,452	$721,157
Goodwill acquired during the period	9,070	(65)	(258)	8,747

Balance as of June 30, 2002	$567,342	$132,368	$30,194	$729,904

        During the first quarter of 2002 we completed the acquisitions of the AIIM International Exposition and Conference and the First Global Media Group with a cumulative purchase price totaling approximately $12.4 million in cash and assumed liabilities. We have accounted for our acquisitions under the purchase method of accounting and our results of operations include the effect of these acquisitions from the date of purchase. Certain of the liabilities assumed and the identified intangible assets in connection with the 2001 and 2002 acquisitions have been recorded based on preliminary estimates as of the dates of acquisition and are subject to adjustment upon completion of the allocation of the purchase price. The pro forma operating results of the acquisitions are not material to our operating results.

        Trade exhibitor and advertiser lists are amortized on an accelerated basis over eight years while subscriber lists and other intangible assets are amortized on a straight-line basis over three to 10 years and consist of the following as of June 30, 2002 and December 31, 2001 (in thousands):

	June 30, 2002	December 31, 2001
Trade exhibitor lists	$163,387	$160,318
Advertiser lists	34,890	33,302
Subscriber lists	23,181	22,339
Other intangible assets	2,769	1,758
Other assets	23,488	21,440

	247,715	239,157
Accumulated amortization	(66,549)	(35,415)

Total intangible and other assets, net	$181,166	$203,742

        Estimated amortization expense of identified intangible assets for the next five years are as follows (in thousands):

2002	$62,482
2003	45,998
2004	30,578
2005	29,982
2006	29,462

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

Interest Rate Risk

        Variable rate debt instruments are subject to interest rate risk. The Company has entered into interest rate collar agreements with remaining maturities of up to twenty months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income in stockholder's equity and is recognized in earnings as the underlying interest expense is incurred. The ineffective portion of the interest rate collar and cap agreements is recognized in current earnings. .

Foreign Currency Risk

        Certain forecasted transactions are exposed to foreign currency risk. Foreign currencies hedged are the Euro, British Pound Sterling and the Brazilian Real. Forward contracts are used to manage the exposure associated with forecasted international revenue transactions for up to twelve months in the future and are designated as cash flow hedging instruments. Changes in fair value of these instruments are reported as a component of accumulated other comprehensive income in stockholder's equity and are recognized in earnings as the underlying revenue is recognized. Forward contracts not designated as hedging instruments under SFAS No. 133 are also used to manage the impact of the variability in exchange rates. Changes in the fair value of these foreign exchange contracts are recognized in current earnings.

        At June 30, 2002, the Company had foreign exchange derivative contracts to sell with a notional amount totalling $2.0 million and to buy totalling $0.9 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net liability of $0.1 million at June 30, 2002.

Accumulated Other Comprehensive Income (Loss)

        The following table summarizes the effects of FAS 133 on the Company's accumulated other comprehensive income as of June 30, 2002 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Net of taxes:
Accumulated other comprehensive income (loss) balance at December 31, 2001	$(4,189)	$5	$(4,184)
Unwound from accumulated other comprehensive Income (loss) during the period	2,399	(5)	2,394
Mark to market of hedge contracts	(1,843)	—	(1,843)

Accumulated other comprehensive income (loss) balance at June 30, 2002	$(3,633)	$—	$(3,633)

        The fair value of the Company's derivatives was a net liability position of $5.8 million and $7.7 million at June 30, 2002 and December 31, 2001, respectively, of which $4.7 million and $6.6 million is included in accrued liabilities at June 30, 2002 and December 31, 2001, respectively, and $1.1 million and $1.1 million is included in other long-term liabilities at June 30, 2002 and December 31, 2001, respectively, in the accompanying condensed consolidated balance sheets.

Statement of Operations

        The following tables summarize the effects of FAS 133 on the Company's statement of operations for the three and six month periods ended June 30, 2002 and 2001 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Three months ended June 30, 2002
Other income (expense)	$172	$(238)	$(66)

Total statement of operations impact before taxes	$172	$(238)	$(66)

Three months ended June 30, 2001
Other income (expense)	$1,846	$147	$1,993

Total statement of operations impact before taxes	$1,846	$147	$1,993

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Six months ended June 30, 2002
Other income (expense)	$288	$538	$826
Total statement of operations impact before taxes	$288	$538	$826
Six months ended June 30, 2001 Other income (expense)	$251	$630	$881
Total statement of operations impact before taxes	$251	$630	$881

4.    Restructuring Charge and Other

        In March 2001, the Company announced plans to more tightly focus the activities of its wholly owned subsidiary Advanstar.com, Inc. (Advanstar.com). These plans will have the effect of more closely integrating many of the sales, marketing, technology and operating functions of Advanstar.com with its wholly owned subsidiary Advanstar Communications Inc. (Communications) and its core activities in publishing, tradeshows and marketing services. These actions resulted in a first quarter 2001 restructuring charge of $3.5 million, a second quarter 2001restructuring charge of $0.3 million and a fourth quarter 2001restructuring charge of $5.6 million. These charges included total severance related payments of approximately $0.7 million, facility closure costs of approximately $6.6 million, asset impairments of approximately $1.3 million and approximately $0.8 million of other contractual commitments. This decision by the Company resulted in a reduction in work force of 62 employees and the closing of two offices. These restructuring activities were completed by the end of 2001, except for facility lease costs, which continue through June 2010. The asset impairment consisted of leasehold improvements from a facility the Company vacated. All restructuring charges with the exception of the leasehold improvements have been paid in cash. During the three and six months ended June 30, 2002 the Company paid $0.1 million and $0.2 million, respectively, related to facility lease costs. The balance of the accrual at June 30, 2002 was $6.4 million, which principally represents remaining facility lease costs, of which approximately $0.6 million is included in accrued liabilities and approximately $5.8 million is included in other long-term liabilities in the accompanying condensed consolidated balance sheet at June 30, 2002.

5.    Debt

Credit Facility

        The senior credit facility (the Credit Facility) consists of (i) $415 million of term loans payable in quarterly installments beginning March 31, 2001 and continuing through October 11, 2007 and (ii) $80 million of revolving loan availability. As of June 30, 2002, the Company had approximately $48.4 million of borrowings available under the Credit Facility, subject to customary conditions. The Credit Facility contains a number of covenants that, among other things, require the Company to maintain certain financial ratios, including leverage and fixed charge coverage ratios, as defined. Failure of the Company to comply with any of these covenants may cause an event of default under the Credit Facility.

        Borrowings under the Credit Facility are secured by substantially all of the Company's assets. In addition, as of March 31, 2002, the Company has interest rate protection agreements for a notional amount of $250 million that effectively guarantee that the Company's interest rate on $250 million of the Company's Credit Facility will not exceed 13.00 percent, nor be less than 9.00 percent. The net interest paid or received is included in interest expense. At June 30, 2002, the estimated fair value of the interest rate protection agreements was a net liability position to the Company of approximately $5.8 million.

Senior Subordinated Debt and Discount Notes

        On October 11, 2000, in connection with the acquisition of the Company, the Company issued 15 percent senior discount notes due October 2011 (the Discount Notes) with a principal amount at maturity of $103.2 million and warrants to purchase shares of common stock of Holdings for consideration of $50.0 million, to DLJ Investment Partners. The notes bear interest at 15 percent, payable semiannually beginning October 2005, and have an implied yield to maturity of approximately 17.2 percent. The Discount Notes are redeemable at the Company's option at specified premiums through 2007 and at par thereafter. The Discount Notes may also be redeemed at a premium upon a qualifying change of control of the Company.

        On January 9, 2001, in connection with the acquisition of the Company, the 9.25 percent senior subordinated notes due in 2008 (the Notes) were tendered at an offer price in cash equal to 101 percent of the aggregate principal amount, plus accrued interest. The Company financed the repurchase of the Notes with bridge financing. The premium paid on the tender of the Notes of approximately $1.0 million, net of related tax benefits, is reflected as an extraordinary item in the accompanying 2001 consolidated statement of operations.

        On February 21, 2001, the Company's wholly owned subsidiary, Advanstar Communications Inc. (Communications) issued $160.0 million of unsecured, 12 percent Series B senior subordinated notes, due 2011 (the Replacement Notes). Interest on the Replacement Notes is payable semiannually on February 15 and August 15 of each years, commencing August 15, 2001. The Replacement Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by Communications and its wholly owned domestic subsidiaries. As part of tendering of the Notes, the Company wrote-off remaining unamortized deferred financing costs of approximately $1.6 million, net of related tax benefits, which is reflected as an extraordinary item in the accompanying 2001 condensed consolidated statement of operations.

        Concurrent with the issuance of the Replacement Notes, Advanstar issued units comprised of 15 percent Discount Notes with an aggregate principal amount at maturity of approximately $68.6 million and warrants to purchase shares of common stock of Holdings for consideration of approximately $34.8 million of which approximately $5.6 million was paid to Holdings pursuant to the issuance of the warrants. Holdings contributed the proceeds (approximately $5.6 million) from the warrants to the Company. The notes bear interest at 15 percent, payable semiannually beginning October 2005, and have an implied yield to maturity of 17.2 percent. The Discount Notes are redeemable at the Company's option at specified premiums through 2007 and at par thereafter. The Discount Notes may also be redeemed at a premium upon a qualifying change of control of the Company. Neither Communications nor any of its subsidiaries guaranteed the Discount Notes. Advanstar, Inc., however, is a holding company and its ability to pay interest on these Discount Notes will be dependent upon the receipt of dividends from its subsidiaries, including Communications. The credit facility and the senior subordinated notes impose substantial restrictions on our subsidiaries' ability to pay dividends.

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

        Accretion of debt discount on the Discount Notes was approximately $3.7 million and $3.2 million for the three months ended June 30, 2002 and 2001, respectively, and approximately $7.2 million and $5.7 million for the six months ended June 30, 2002 and 2001, respectively. These amounts are included in interest expense in the accompanying condensed consolidated statements of operations.

        Long-term debt consists of the following (in thousands):

	June 30, 2002	December 31, 2001
Term loan A, interest at LIBOR plus 3.25%; 5.09% at June 30, 2002, due quarterly through April 11, 2007	$82,500	$89,200
Term loan B, interest at LIBOR plus 4.00%; 5.84% June 30, 2002, due quarterly through October 11, 2008	280,800	280,800
Revolving credit loan, interest at LIBOR plus 3.25%; 5.12% at June 30, 2002, due April 11, 2007	29,000	34,000
Senior subordinated notes at 12.00%, due 2011	160,000	160,000
Senior discount notes at 15.00%, due October 11, 2011, net of discount	92,201	84,923
Acquisition note payable, interest at 5.50%, due monthly through 2004	5,000	6,000

	649,501	654,923
Less—Current maturities	(17,000)	(16,200)

	$632,501	$638,723

        The Company's credit facility contains certain financial covenants, including a minimum fixed charge coverage ratio and a maximum leverage ratio. Additionally, certain financial covenants under the Replacement Notes include a maximum leverage ratio, limitations on certain asset dispositions, payments, debt incurrence, dividends and other restricted payments. In March 2002, the Company obtained an amendment to the Credit Facility providing for certain revisions to the quarterly financial covenants applicable in 2002 and 2003. The Company was in compliance with all covenants as of June 30, 2002.

6.    Comprehensive Income

        The tables below present comprehensive loss, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001
Net loss	$(14,600)	$(18,064)
Change in cumulative translation adjustment	(569)	(981)
Change in unrealized losses on derivative financial Instruments, net of taxes	(838)	(1,975)

Comprehensive loss	$(16,007)	$(21,020)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Net loss	$(10,376)	$(23,429)
Change in cumulative translation adjustment	(1,154)	(3,179)
Change in unrealized losses on derivative financial Instruments, net of taxes	551	(2,549)

Comprehensive loss	$(10,979)	$(29,157)

7.    Segment Information

	Trade Shows and Conferences	Trade Publications	Marketing Services	Corporate and Other	Totals
	(In thousands)
Three months ended June 30, 2002
Revenues	$21,934	$37,049	$4,095	$818	$63,896
Operating income (loss)	8,042	12,694	1,979	(28,684)	(5,969)
Segment assets	701,346	192,953	32,042	71,417	997,758
Three months ended June 30, 2001
Revenues	$30,110	$40,733	$4,476	$1,050	$76,369
Operating income (loss)	7,104	12,116	2,525	(31,246)	(9,501)
Segment assets	677,484	202,454	30,749	83,994	994,681
	Trade Shows and Conferences	Trade Publications	Marketing Services	Corporate and Other	Totals
	(In thousands)
Six months ended June 30, 2002
Revenues	$98,399	$65,723	$7,671	$2,013	$173,806
Operating income (loss)	50,787	18,435	3,568	(56,969)	15,821
Segment assets	701,346	192,953	32,042	71,417	997,758
Six months ended June 30, 2001
Revenues	$119,674	$75,373	$8,646	$1,934	$205,627
Operating income (loss)	55,309	19,340	4,984	(68,622)	11,011
Segment assets	677,484	202,454	30,749	83,994	994,681

        The reconciliation of total segment gross profit to consolidated pre-tax income (loss) is as follows (in thousands):

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001
Total segment operating loss	$(5,969)	$(9,501)
Interest expense	(17,058)	(16,727)
Other income (expense), net	1,193	2,411

Consolidated loss before taxes and minority interests	$(21,834)	$(23,817)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Total segment operating income	$15,821	$11,011
Interest expense	(33,280)	(33,895)
Other income (expense), net	2,235	1,458

Consolidated loss before taxes and minority interests	$(15,224)	$(21,426)

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

9.    New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not impact the results of operations or financial position of the Company for the three or six month period ended June 30, 2002.

        In May 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is generally effective for fiscal years beginning after May 15, 2002. The Company has not adopted SFAS No. 145. The adoption of SFAS No. 145 is not expected to have a significant impact of the results of operations or financial position of the Company.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a significant impact of the results of operations or financial position of the Company.

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

        Trade shows and conferences accounted for approximately 57% and 58% of total revenue in each of the six month periods ended June 30, 2002 and 2001, respectively. Trade publications accounted for approximately 38% and 37% of total revenue in each of the six month periods ended June 30, 2002 and 2001, respectively, while marketing services accounted for approximately 5% of total revenue in each of the six month periods ended June 30, 2002 and 2001. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC trade shows and our other large trade shows and conferences. In comparing results between years, we may experience fluctuations in quarterly revenue based on the movement of trade show dates from one quarter to another because trade show and conference revenue is recognized when a particular event is held.

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

  Recent Developments

        Our business and results of operations in 2002 have been significantly impacted by the downturn in the U.S. economy, particularly in our Information Technology & Communications cluster and Travel & Hospitality cluster. The events of September 11th also impacted our results, including cancellations and reductions in ad pages, particularly in our travel industry publications. However, we are seeing early indications of stabilization in advertising in many of our markets, except for continuing downward pressure in our technology and travel markets. For the second quarter, advertising pages increased 3.8% over the same period last year across all our sectors other than our travel and technology markets. Despite these early indications, the economic outlook in the publishing sector continues to be challenging, and forward visibility on our advertising revenue and pages is limited, due to the concerns of our customers related to the overall business environment. Our trade show segment continues to be impacted by the economic recession, particularly in our technology sectors, with reductions in booth space and attendance compared to the same period last year. We expect any improvement in the performance of our trade show segment to lag behind any general economic recovery as it lagged the downturn in the economy going into recession beginning in 2000.

        In response to the decline in revenues throughout 2001 and into 2002, we implemented early and aggressive cost management actions, including the layoff of staff, reductions in travel and other operating costs, and reorganization of certain support functions and processes. Through these cost initiatives, we were able to minimize the effect on Adjusted EBITDA for the quarter and year-to-date periods.

        The persistence of the general economic slowdown in the U.S. will likely result in continued weakness in overall marketing and advertising expenditures by our customers throughout most of 2002. As a result, we expect our revenues and EBITDA to reflect this overall weakness. However, we believe that our balanced portfolio between trade shows and publications and our diversification across many industry sectors may mitigate the overall impact from continued weakness in general economic conditions and reduce potential volatility of any one sector.

  Presentation of Financial Information

Acquisitions

  •
  From January 1, 2001 through December 31, 2001 we purchased the outstanding minority interests in Advanstar Wideband (our License magazine), several automotive industry magazines and the TechLearn conference for a cumulative purchase price totaling $14.3 million in cash and assumed liabilities. We also financed a portion of the acquisition of the Techlearn conference with a $6.0 million note payable. In addition, we contributed SeCA to a 65% owned joint venture and recorded a minority interest of $6.3 million representing the minority stockholder's proportional share of the joint venture's equity at its formation date.

  •
  From January 1, 2002 through June 30, 2002 we completed the acquisitions of the AIIM International Exposition and Conference and the First Global Media Group with a cumulative purchase price totaling approximately $11.7 million in cash and assumed liabilities

        We account for our acquisitions under the purchase method of accounting and our results of operations include the effect of these acquisitions from the date of purchase. The pro forma operating results of the acquisitions are not material to our operating results.

The Acquisition

        During the first quarter of 2001, we recorded an extraordinary charge of approximately $2.6 million, net of a deferred tax benefit of approximately $1.5 million, in connection with the refinancing of the 9.25% senior subordinated notes with the 12.00% senior subordinated notes and the concurrent offering of additional senior discount notes. See Note 5 in the Notes to our Consolidated Financial Statements included within this annual report for further details.

  Sources of Revenue

Trade Shows and Conferences

        The trade shows and conferences segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at its events. For the six months ended June 30, 2002, approximately 83% of our trade shows and conferences revenue was from the sale of exhibit space. Events are generally held on an annual basis in major metropolitan or convention areas such as New York City or Las Vegas. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as a year in advance. The sale of exhibit space is affected by the on-going quality and quantity of attendance, venue selection and availability, industry life cycle and general market conditions. Revenue and related direct event expenses are recognized in the month in which the event is held. Cash is collected in advance of an event and is recorded on our balance sheet as deferred revenue.

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

        Our trade show and publishing properties operate in many different markets and industries which are subject to economic conditions prevalent in those industries. Accordingly, net revenues may fluctuate in connection with the markets in which we operate.

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

        Deferred Taxes.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Similarly, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made.

        Impairment of Long-Lived Assets.    We evaluate the recoverability of our identifiable intangible assets, and other long-lived assets in accordance with SFAS No. 144 which requires us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. We use the fair value method to assess our goodwill on at least an annual basis. Impairments will be recorded in income from continuing operations.

        On January 1, 2002, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) became effective for the Company and as a result, we ceased amortizing approximately $721.2 million of goodwill. We had recorded approximately $28.0 million of amortization on these amounts during 2001. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter.

        During the second quarter 2002, we completed an initial assessment of goodwill impairment. The assessment has indicated that there is the potential for a goodwill impairment charge related to our trade show segment, which, has an aggregate net book value of goodwill of approximately $558.3 million. Preliminary valuations show that the carrying value of our trade show segment is in excess of its fair value by approximately $41.0 million. Consequently, there is the possibility for a material, non-cash impairment charge in the second half of 2002. Once final measurement of the goodwill impairment has been completed, the charge will be recorded as the cumulative effect of an accounting change as of January 1, 2002. We expect to complete the impairment measurement process in the second half of 2002.

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

        To calculate EBITDA for the three months ended June 30, 2002 and 2001, we adjusted operating income by $(0.8) million and $(0.8) million, respectively, to reflect minority interest. To calculate

EBITDA for the six months ended June 30, 2002 and 2001, we adjusted operating income by $(0.9) million and $(1.1) million, respectively, to reflect minority interest.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
In thousands
Net revenue:
Trade shows and conferences	$21,934	$30,110	$98,399	$119,674
Publications	37,049	40,733	65,723	75,373
Marketing services and other	4,913	5,526	9,684	10,580

Total net revenues	63,896	76,369	173,806	205,627
Cost of production and selling:
Trade shows and conferences	13,892	23,006	47,612	64,365
Publications	24,355	28,617	47,288	56,033
Marketing services and other	2,841	3,357	4,614	6,539

Total cost of production and selling	41,088	54,980	99,514	126,937
General and administrative expenses	11,257	14,501	23,257	29,955
Restructuring charge	—	252	—	3,789
Depreciation and amortization	17,520	16,137	35,214	33,935

Operating income (loss)	(5,969)	(9,501)	15,821	11,011
Other income (expense):
Interest expense, net	(17,058)	(16,727)	(33,280)	(33,895)
Other income (expense)	1,193	2,411	2,235	1,458
Provision (benefit) for income taxes	(7,823)	(6,385)	(5,525)	(1,871)
Minority interests	(589)	(632)	(677)	(766)

Loss before extraordinary item and accounting change	$(14,600)	$(18,064)	$(10,376)	$(20,321)

EBITDA	$10,734	$5,865	$50,117	$43,894

20

Results of Operations

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Net Revenue

        Total net revenue decreased $12.5 million, or 16.3%, to $63.9 million in the second quarter of 2002 from $76.4 million for the second quarter of 2001.

        Net revenue from trade shows and conferences declined $8.2 million, or 27.2%, to $21.9 million for the second quarter of 2002 from $30.1 million in the second quarter of 2001. This decrease was primarily attributable to the discontinuation of our iEB internet trade show in our technology market as well as the lag effect of the economic downturn in 2001 on our 2002 events, partially offset by a shift in the timing of when events take place. The downturn in the U.S. economy continued to impact revenue in our trade shows due to our customers' concern over its ongoing impact on their marketing efforts. Revenue for the quarter was also impacted by a net shift in the timing of three trade shows. Two were held in the first quarter of 2001, but moved to the second quarter of 2002 and another event was held in the second quarter of 2002, but moved to the first quarter of 2002. Adjusting first quarter 2001 results for these movements, second quarter 2002 trade show revenue declined by $12.4 million, or 36.0%.

        Net revenue from publications, marketing services and other declined $4.3 million, or 9.3%, to $42.0 million for the second quarter of 2002 from $46.3 million in 2001. Advertising pages decreased approximately 4.3% across our portfolio but the decline was concentrated heavily in our technology and travel sectors, which continue to slump due to the condition of the technology markets and the reduced levels of non-business travel since September 11. Advertising pages increased 3.8% in aggregate across all of our other industry sectors other than travel and technology. We also discontinued several small publications and directories which were published in the second quarter of 2001 offset by revenue from several product launches in the pharmaceutical and health care sectors. Despite early indications of stability in the publishing sector, the economic outlook continues to be challenging, and forward visibility on our advertising revenue and pages is limited, due to the concerns of our customers related to the overall business environment.

Cost of Production and Selling

        Cost of production and selling expenses decreased $13.9 million, or 25.3%, to $41.1 million for the second quarter of 2002 from $55.0 million for the comparable period of 2001.

        Expenses of trade shows and conferences declined $9.1 million, or 39.6%, to $13.9 million for the second quarter of 2002 from $23.0 million in 2001. This decrease was primarily due to the discontinuation of our iEB internet trade show, a reduction in variable trade show costs in line with the reduction in trade show revenue and aggressive cost management on staff and discretionary direct trade show costs. Adjusting first quarter 2001 results for movements of events between quarters, trade show and conference expenses in 2002 declined $10.4 million, or 42.7%.

        Expenses of publication, marketing services and other declined $4.8 million, or 14.9%, to $27.2 million in the second quarter of 2002 from $32.0 million in the second quarter of 2001. This decrease was due primarily to savings attributable to our ongoing cost reduction programs, a 15% reduction in paper costs and cost savings associated with discontinued publications.

General and Administrative Expenses

        General and administrative expenses decreased $3.2 million, or 22.4%, to $11.3 million in the second quarter of 2002 from $14.5 million in the second quarter of 2001. This decrease is primarily attributable to our ongoing cost and headcount reduction programs. In response to the decline in revenues throughout 2001 and into 2002, we implemented early and aggressive cost management actions, including staff reductions of approximately 8.4%, reductions in travel and other operating costs, reorganization of certain support functions and processes and a restructuring of our internet activities resulting in staff reductions of approximately 63.6% and significant reductions in other operating costs of Advanstar.com.

Restructuring Charge and other

        In the second quarter of 2001 we recorded a restructuring charge of $0.3 million related to our plans to more tightly focus our internet activities.

Depreciation and Amortization

        Depreciation and amortization expense increased $1.4 million to $17.5 million in the second quarter of 2002 from $16.1 million in the second quarter of 2001 primarily due to the adoption in January 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption we discontinued the amortization of goodwill but accelerated amortization of certain of our trade exhibitor and advertiser lists. Excluding goodwill amortization recorded in the second quarter of 2001 and adjusting the second quarter 2002 for the effect of accelerated amortization of certain identified intangible assets, depreciation and amortization expense increased $1.3 million due to amortization of intangible assets related to acquisitions completed in the third quarter of 2001.

Interest Expense, Net

        Net interest expense increased $0.4 million, or 2.0%, to $17.1 million in the second quarter of 2002 from $16.7 million in the second quarter of 2001 due to additional indebtedness necessary to fund the Acquisition, partially offset by a decrease in our weighted average interest rate. In February 2001, we replaced our then outstanding $150.0 million 9.25% senior subordinated notes with $160.0 million 12.00% Series B senior subordinated notes, and issued an additional $68.6 million our 15.0% senior discount notes.

        Approximately $165.0 million of our total debt is at a fixed rate through coupon rates on our senior subordinated notes with an additional $250.0 million covered by our interest rate protection agreements. While we do not anticipate a significant change in interest rates in the near term, a 100 basis point increase in interest rates on variable rate debt would have resulted in an increase in interest expense for the quarter of $0.4 million.

Other Income (Expense)

        Other income declined $1.2 million to $1.2 million in the second quarter of 2002 from $2.4 million in the second quarter of 2001. We reported a non-cash loss of approximately $0.1 million in the second quarter of 2002 related to our foreign currency and interest rate hedging activities, compared to a non-cash gain of approximately $2.0 million in the comparable period of 2001. During the second quarter of 2002 we also recorded a non-cash foreign exchange gain of $1.2 million, compared to $0.4 million in the second quarter of 2001.

Income Taxes

        The income tax benefit increased $1.4 million to $7.8 million in the second quarter of 2002 from $6.4 million in 2001. This increase is primarily due to a change in our effective rate to 35.2% in 2002. For book purposes we no longer amortize non-deductible goodwill as a result of the adoption in January of SFAS No. 142, "Goodwill and Other Intangible Assets."

EBITDA

        EBITDA increased $4.8 million, or 83.0%, to $10.7 million in the second quarter of 2002 from $5.9 million in the second quarter of 2001. The increase was primarily due the significant reduction in the level of our internet activities in 2002 and reductions in general and administrative expense. Adjusting first quarter 2001 for the movement of trade shows from one quarter to another, EBITDA in the second quarter of 2002 increased by $1.9 million from the second quarter of 2001.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Net Revenue

        Total net revenue declined $31.8 million, or 15.5%, to $173.8 million in the first half of 2002 from $205.6 million for the first half of 2001.

        Net revenue from trade shows and conferences declined $21.3 million, or 17.8%, to $98.4 million for the first half of 2002 from $119.7 million in the same period of 2001. This decrease was attributable to declines in our technology sector which continues to suffer from the overall technology market slump; the discontinuance of three events in our iEB internet group in the U.S., Europe and Brazil along with several smaller events across our other sectors; and our fashion sector, which was impacted by a difficult apparel retail business environment and by our market repositioning of our east coast fashion events. Revenue for the first half was also impacted by a shift in the timing of trade shows held in the first half of 2001 but not scheduled in the first half of 2002. Adjusting first half results for this movement, first half 2002 trade show revenue declined by $18.5 million, or 15.8%.

        Net revenue from publications, marketing services and other declined $10.6 million, or 12.3%, to $75.4 million for the first half of 2002 from $86.0 million in 2001. Advertising pages decreased approximately 7.8% across our portfolio. The page decline was heavily concentrated in our technology and travel sectors. Advertising pages remained flat across all of our industry sectors other than travel and technology. We also discontinued several small publications and directories which were published in the first half of 2001 offset by revenue from several product launches in the pharmaceutical and health care sectors.

Cost of Production and Selling

        Cost of production and selling expenses declined $27.4 million, or 21.6%, to $99.5 million for the first half of 2002 from $126.9 million for the comparable period of 2001.

        Expenses of trade shows and conferences declined $16.8 million, or 26.0%, to $47.6 million for the first half of 2002 from $64.4 million in 2001. This decrease was primarily due to aggressive cost management activities affecting direct trade show related costs and staffing. Adjusting first half 2001 results for movements of events between quarters, trade show and conference expenses in 2002 declined $14.9 million, or 23.9%.

        Expenses of publication, marketing services and other declined $10.7 million, or 17.1%, to $51.9 million in the first half of 2002 from $62.6 million in the first half of 2001. This decrease was due primarily to savings attributable to our ongoing cost reduction programs including the restructuring of our internet activities, a reduction in paper costs and cost savings associated with discontinued publications. Printing and postage pricing remained stable during the period. Paper costs have declined 15.0% since January 2002 due to excess industry capacity and low demand. We expect paper prices to experience upward pressure over the next 12 months as economic recovery increases global demand.

General and Administrative Expenses

        General and administrative expenses declined $6.7 million, or 22.4%, to $23.3 million in the first half of 2002 from $30.0 million in the comparable period of 2001. This decrease is primarily attributable to our ongoing cost and headcount reduction programs. In response to the decline in revenues throughout 2001 and into 2002, we implemented early and aggressive cost management actions, including staff reductions of approximately 9.7%, reductions in travel and other operating costs, reorganization of certain support functions and processes and a restructuring of our internet activities resulting in staff reduction of approximately 66.7% and significant reductions in other operating costs of Advanstar.com.

Restructuring Charge and other

        In the first half of 2001we recorded a restructuring charge of $3.8 million related to our plans to more tightly focus our internet activities, including severance related payments of $0.7 million, facility closure costs of approximately $1.0 million, asset impairments of $1.3 million and $0.8 million of other contractual commitments.

Depreciation and Amortization

        Depreciation and amortization expense increased $1.3 million to $35.2 million in the first half of 2002 from $33.9 million in the first half of 2001 primarily due to the adoption in January 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption we discontinued the amortization of goodwill but accelerated amortization of certain of our trade exhibitor and advertiser lists. Excluding goodwill amortization recorded in the first half of 2001 and adjusting the first half 2002 for the effect of accelerated amortization of certain identified intangible assets, depreciation and amortization expense increased $1.9 million due to amortization of intangible assets related to acquisitions completed in during 2001.

Interest Expense, Net

        Net interest expense decreased $0.6 million, or 1.8%, to $33.3 million in the first half of 2002 from $33.9 million in the first half of 2001 due to a decrease in our weighted average interest rate, partially offset by the additional indebtedness necessary to fund the Acquisition. In February 2001, we replaced our then outstanding $150.0 million 9.25% senior subordinated notes with $160.0 million 12.00% senior subordinated notes, and issued an additional $68.6 million our 15.0% senior discount notes.

Other Income (Expense)

        Other income increased $0.7 million to $2.2 million in the first half of 2002 from $1.5 million in the first half of 2001. We reported a non-cash gain of approximately $2.0 million in the first half of 2002 related to our foreign currency and interest rate hedging activities, compared to a non-cash gain of approximately $1.4 million in the comparable period of 2001.

Provision (Benefit) for Income Taxes

        The income tax benefit increased $3.6 million to $5.5 million in the first half of 2002 from $1.9 million in the first half of 2001. This increase is primarily due to a change in our effective rate to 35.2% in 2002. For book purposes we no longer amortize non-deductible goodwill as a result of the adoption in January of SFAS No. 142, "Goodwill and Other Intangible Assets."

EBITDA

        EBITDA increased $6.2 million, or 14.2%, to $50.1 million in the first half of 2002 from $43.9 million in the first half of 2001. The increase was primarily due the significant reduction in the level of our internet activities in 2002, the restructuring charge taken in 2001 and reductions in general and administrative expense. We continue to aggressively manage and reduce costs in response to declines in revenue and sustain our EBITDA margins which are 28.8% for the first half of 2002 compared to 21.3% for the same period last year. Adjusting first quarter 2001 for the movement of trade shows from one quarter to another, EBITDA in the first half of 2002 increased by $5.3 million from the first half of 2001.

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

Debt service.

        As of June 30, 2002, we had total indebtedness of $649.5 million and approximately $48.4 million of borrowings available under our revolving credit facility, subject to customary conditions. We repaid $5.0 million on the revolving credit facility during the second quarter of 2002.

        Credit facility.    The term loan facility under the credit facility consists of a $100.0 million amortizing term loan A maturing April 11, 2007 and a $315.0 million amortizing term loan B maturing October 11, 2008. The credit facility also includes an $80.0 million revolving credit facility. The revolving credit facility will terminate in April 2007. The credit facility may be increased by up to $50.0 million at our request, with the formal prior consent of the lenders or other financial institutions providing the increase. However, there can be no assurance that this consent will be obtained. In February 2001, we repaid $10.8 million of term loan A and $34.2 million of term loan B at the closing of the issuance of our 12.00% Series B senior subordinated notes due 2011 (the Replacement Notes).

        Borrowings under the credit facility generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted London-interbank offered rate (LIBOR). The applicable margin for revolving credit loans and term loan A will vary based upon our ratio of consolidated debt to EBITDA, as defined in the credit facility, and the applicable margin for term loan B is 4.00% over LIBOR and 2.75% over the base rate. Our obligations under the credit facility are guaranteed by Advanstar Holdings Corp., our parent company, and all our existing and future domestic subsidiaries and are secured by substantially all of the assets of our company and the subsidiary guarantors, including a pledge of the capital stock of all our existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by our company or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of our company and our domestic subsidiaries, a pledge of Advanstar Communications Inc. and Advanstar IH, Inc.'s capital stock by us, and a pledge of our capital stock by our parent, Advanstar Holdings Corp. The credit facility contains covenants and events of default that, among other things, limit our ability to incur debt, pay dividends and make investments.

        As a result of the decline in our operating results through 2001 and the anticipated decline in our operating results through much of 2002, we believe that we would have failed to satisfy certain of the financial covenants contained in our Credit Facility as of March 31, 2002. Accordingly, we sought and obtained an amendment to the Credit Facility in March 2002 which provided for certain revisions to our quarterly financial covenants in 2002 and 2003..As of June 30, 2002 we were in compliance with these covenants.

        Senior subordinated notes.    The Replacement Notes mature in 2011 and are guaranteed by each of Advanstar Communications' existing and future domestic restricted subsidiaries. Interest on the Replacement Notes is payable semi-annually in cash. The Replacement Notes contain covenants and events of default that, among other things, limit our ability to incur debt, pay dividends and make investments. As of June 30, 2002 we were in compliance with these covenants.

        Senior discount notes.    As part of the financing for the Acquisition, we issued senior discount notes due October 2011 (the Discount Notes) with a principal amount at maturity of $103.2 million. Concurrently with the closing of the offering of the Replacement Notes, we sold additional Discount Notes due October 2011 with an additional aggregate principal amount at maturity of $68.6 million. These Discount Notes do not require cash interest payments until 2006 and contain covenants and events of default that, among other things, limit our ability and that of our subsidiaries to incur debt, pay dividends and make investments. As of June 30, 2002 we were in compliance with these covenants. However, we are a holding company and our ability to pay interest on these Discount Notes will be dependent upon the receipt of dividends from our subsidiaries. The credit facility and the Replacement Notes impose substantial restrictions on our subsidiaries' ability to pay dividends.

        Contractual and contingent obligations.    Our contractual obligations are set forth below (in millions):

		Payment due by Period
Contractual Obligation	Less Than 1 Year		Over 3 Years
		1 to 3 Years
Indebtedness (excluding interest)	$17.0	$53.3	$658.8
Operating leases	6.7	15.4	17.2

Total	$23.7	$68.7	$676.0

        Our contingent obligations are primarily composed of $2.6 million of letters of credit and our interest rate and foreign currency derivatives discussed more fully below in Item 3—Qualitative and Quantitative Disclosure About Market Risk

        Capital expenditures.    Capital expenditures in the first half of 2002 were approximately $3.3 million. We anticipate that we will spend between $7.0 and $8.0 million on capital expenditures in 2002, primarily for expenditures related to our desktop computers and management information systems. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

        Acquisitions and investments.    We have provided funding to Advanstar.com, our subsidiary, to support its operations. We provided funding of approximately $1.5 million in the first half of 2002 and anticipate that we will provide approximately $1.0 million to $1.5 million of additional funding in 2002. Our debt instruments limit the total amount we can invest in Advanstar.com. Based on current estimates, we anticipate that we will be able to make these investments within those limitations.

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

        On a relative basis, our revenue reaches its highest levels during the first and third quarters of the year largely due to the timing of the MAGIC trade shows and our other large trade shows and conferences. This seasonality, when combined with the shift in the timing of when events take place from year to year, may have a significant effect on our quarterly working capital.

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

        Cash flows from operating activities.    Net cash provided by operations decreased $1.1 million to $0.1 million in 2002 from $1.2 million in 2001. The decrease was primarily due to an increase in working capital items and cash interest expense due to the timing of interest payments on our Replacement Notes compared to our old 9.25% senior subordinated notes and an increase in working capital, partially offset by a significant reduction in operating expenditures of Advanstar.com.

        Cash flows used in investing activities.    Net cash used in investing activities declined $0.8 million to $16.6 million in 2002, from $17.4 million in 2001. This decline was principally due to reduced capital expenditures, partially offset by increased investments in acquisitions during the period

        Cash flows from financing activities.    Net cash used by financing activities increased $28.4 million to $15.3 million in 2002, from a source of cash of $13.2 million in 2001. This increase was principally due to payments on long-term debt and financing costs related to the amendment to our senior credit agreement during the quarter. In 2001 we refinanced our 9.25% senior subordinated notes (as more fully discussed above), issued an additional $68.6 million in exchange for proceeds of $35.0 million of our Discount Notes and made additional borrowings under our operating line of credit during the first half of 2001.

New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not impact the results of operations or financial position of the Company for the three or six month period ended June 30, 2002.

        In May 2002, the FASB issued Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is generally effective for fiscal years beginning after May 15, 2002. The Company has not adopted SFAS No. 145. The adoption of SFAS No. 145 is not expected to have a significant impact of the results of operations or financial position of the Company.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a significant impact of the results of operations or financial position of the Company.

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

        Interest Rates.    We rely significantly on variable rate and fixed rate debt in our capital structure. At June 30, 2002, we had fixed rate debt of $257.2 million and variable rate debt of $392.3 million. The pre-tax earnings and cash flows impact for the next year resulting from a 100 basis point increase in interest rates on variable rate debt would be a reduction of pre-tax earnings of $3.9 million, holding other variables constant and excluding the impact of our interest rate protection agreements. Under the credit facility, we are required to enter into interest rate protection agreements that have the effect of causing at least half of the outstanding term loan borrowings and senior subordinated notes to be fixed-rate borrowings. We have entered into agreements to cap the interest rate on $250.0 million of borrowings under our credit facility, which would have the effect of reducing the impact of interest rate increases on our earnings and cash flows.

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

        Our strategy for management of currency risk relies primarily upon conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of June 30, 2002, there were open foreign exchange derivative contracts to sell with a notional amount totaling $2.0 million and to buy with a notional amount totaling $0.9 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net liability of approximately $0.1 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to an additional loss of approximately $0.1 million. Actual results may differ.

PART II Other Information

Item 4.              Submissions of Matters to a Vote of Security Holders. None

Item 6.              Exhibits and Reports on Form 8-K

Item 6(a).          Exhibits
                          99.1—CEO's Certificate
                          99.2—CFO's Certificate

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

ADVANSTAR, INC.
August 14, 2002	By:	/s/ DAVID W. MONTGOMERY David W. Montgomery Vice President-Finance, Secretary and Chief Financial Officer

QuickLinks

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
  Item 6(a). Exhibits 99.1—CEO's Certificate 99.2—CFO's Certificate
  Item 6(b). Reports on Form 8-K
SIGNATURES