Form 10-K/A
period 2001-12-31
ADVANSTAR INC
filed 2002-11-25
CIK 1064243

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

FOR ANNUAL AND TRANSITIONAL REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number 333-61386

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☐    No ☒

        As of November 25, 2002, none of the registrant's common stock was held by non-affiliates of the registrant.

        As of November 25, 2002, the registrant had 100 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

        The principal purpose of this Amendment is to reflect the restatement of our financial statements for the fiscal years ended December 31, 2001 and the restatement adjustments described under "Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to our consolidated financial statements below. We are amending and restating only those items of our Form 10-K that are affected by the restatement adjustments. This Amendment No. 1 to Annual Report on Form 10-K/A does not reflect events occurring after the March 29, 2002 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 or modify or update the disclosures set forth in that Annual Report on Form 10-K in any way, except as required to reflect the effects of the re-audit of our financial statements for the fiscal year ended December 31, 2001 and for the period from October 12, 2000 through December 31, 2000 and restatements identified above. The remaining Items are not amended hereby, but are included for the convenience of the reader.

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

Industry Clusters

        We operate our business by targeting a number of industry sectors in North America, Latin America, Europe and Asia through certain niche markets grouped together in six core clusters. In addition to our six core clusters, we have grouped the industry sectors in which we provide products and services but do not have a significant industry presence into a "Portfolio" cluster. We believe that by focusing on industries, we better serve our customers' B-to-B marketing communications needs. In addition, we believe our industry focus allows us to cross-sell our products and services effectively and to capture a larger share of our customers' marketing budgets. In each of our niche markets, many of the same customers advertise in our publications, exhibit at our trade shows and use our marketing services to reach their buyers. We have expanded our trade show, conference and publication offerings within each cluster through new product introductions and strategic acquisitions, which we believe maximizes our existing marketing and customer service infrastructure and industry expertise. We believe that our total cluster participants, including readers, attendees, conferees, exhibitors, advertisers, and other customers, number approximately three million.

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

Utilize Industry Cluster Strategy to Drive Growth

        We focus our business based on the markets served. This structure allows us to provide expertise across all media products within a market and to respond effectively to the market needs of buyers and sellers however they may choose to go to market to reach their customers. We are able to address evolving market needs through multiple means, including:

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

Financial Information about Geographic Areas

        Financial information relating to our operations by geographic area is set forth in Note 12 to our consolidated financial statements included in this annual report on Form 10-K/A.

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

	Predecessor							Advanstar
	1997		Year Ended December 31, 1998		1999		For the period from January 1, 2000 through October 11, 2000	For the period from October 12, 2000 through December 31, 2000	Combined 2000		Year Ended December 31, 2001
									(unaudited)
	(dollars in thousands)							(dollars in thousands)			(Restated)
Income Statement Data:
Revenue	$187,656		$259,825		$328,372		$315,180	$63,872	$379,052		$350,204
Cost of production and selling	126,103		168,543		205,105		190,633	49,591	240,224		219,105
General and administrative expenses	27,514		33,486		39,602		43,155	12,952	56,107		49,333
Restructuring charge (1)	—		—		—		—	—	—		9,406
Stock option compensation expense (benefit) (2)	—		3,397		3,925		(2,485)	—	(2,485)		—
Depreciation and amortization	27,526		51,823		53,258		40,475	16,359	56,834		97,052

Operating income (loss)	6,513		2,576		26,482		43,402	(15,030)	28,372		(24,692)
Other income (expense):
Interest expense	(15,117)		(27,862)		(39,888)		(38,096)	(15,219)	(53,315)		(68,026)
Other income (expense), net	292		(1,926)		(1,640)		(10,385)	194	(10,191)		(131)

Income (loss) before income taxes and minority interests	(8,312)		(27,212)		(15,046)		(5,079)	(30,055)	(35,134)		(92,849)
Provision (benefit) for income taxes	583		1,264		(11,431)		8,076	(7,794)	282		(23,153)
Minority interests	—		40		1,588		(1,003)	125	(878)		(156)

Income (loss) from continuing operations	($8,895)		($28,436)		($2,027)		($14,158)	($22,136)	($36,294)		($69,852)

Other Data:
EBITDA (3)	$34,039		$53,828		$78,478				$83,251		$71,291
Adjusted EBITDA (4)	34,039		57,225		82,403				80,766		71,291
Adjusted EBITDA margin	18.1%		22.0%		25.1%				21.3%		20.4%
Capital expenditures	$2,260		$4,154		$9,722				$19,489		$12,141
Ratio of Adjusted EBITDA to cash interest expense	2.4	x	2.1	x	2.1	x			1.6	x	1.3	x
Ratio of net debt to Adjusted EBITDA (5)	4.6	x	7.2	x	6.2	x			7.3	x	8.6	x
Ratio of earnings to fixed charges (6)	—		—		—				—		—
Cash flows provided by (used in)
Operating activities	$12,802		$33,568		$53,520		$33,915	$(13,173)	$20,742		$27,971
Investing activities	(33,323)		(358,261)		(150,902)		(22,506)	2,369	(20,137)		(28,012)
Financing activities	25,224		332,600		94,904		(17,978)	—	(17,978)		25,150
Balance sheet data (at end of period)
Cash and cash equivalents	$7,024		$14,016		$11,237			$17,581			$44,797
Working capital(7)	(12,034)		(33,232)		(26,474)			(62,976)			(75,381)
Total assets	298,497		660,226		832,595			1,021,435			1,016,508
Total debt	164,223		426,868		523,154			608,122			654,923
Total stockholder's equity	89,734		134,760		159,966			283,576			209,336

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

        The following table demonstrates our calculation of EBITDA for each period presented.

	Predecessor				Advanstar
	1997	Year Ended December 31, 1998	1999	For the period from January 1, 2000 through October 11, 2000	For the period from October 12, 2000 through December 31, 2000	Combined 2000	Year Ended December 31, 2001
						(unaudited)
	(dollars in thousands)				(dollars in thousands)		(Restated)
Operating income (loss)	$6,513	$2,576	$26,482			$28,372	$(24,692)
Depreciation and amortization	27,526	51,823	53,258			56,834	97,052
Minority interests (excluding depreciation and amortization)	—	(571)	(1,262)			(1,955)	(1,069)

EBITDA	$34,039	$53,828	$78,478			$83,251	$71,291

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

(6)
For purposes of determining the ratio of earnings to fixed charges, earnings are defined as pretax income from continuing operations plus fixed charges, and fixed charges consist of interest expense and one-third of rental expense, which is considered representative of the interest component of rental expense. Earnings were insufficient to cover fixed charges in the years ended December 31, 1997, 1998, 1999, 2000 and 2001 by $8.3 million, $27.2 million, $13.5 million, $36.0 million and $93.0 million, respectively.

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

Restatement of Financial Information Relating to Intangible Assets

        We have determined that the method of amortization of certain intangible assets acquired in the acquisition of our company consisting of intangible assets related to trade exhibitor lists and advertiser lists, should reflect the pattern in which the economic benefit would be realized. Accordingly, amortization of the affected intangible assets which was recognized on a straight-line basis in 2001was adjusted to reflect accelerated methods which correspond to our projections of future cash flows directly related to these intangible assets.

        While the adjustments to previously reported financial statements increase our net loss for the year ended December 31, 2001, these adjustments have no impact on net revenue or cash flows for any period, do not impact measurements of EBITDA (defined below) and have no impact on the financial ratio covenants in our debt instruments. We intend to amend our prior filings on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 to reflect the restatement of our results of operations for 2001. See Note 2 in the Notes to our Consolidated Financial Statements for a summary of the restatement of certain previously issued financial information relating to intangible assets.

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

        Expenses of trade shows and conferences decreased $12.9 million, or 11.5%, to $99.3 million in 2001 from $112.2 million in 2000. This decrease was primarily due to cost savings associated with cancelled events and ongoing cost reduction programs, partially offset by costs related to our acquisition of TechLearn, discussed above and new product launches.

        Expenses of publications and marketing services decreased $8.2 million, or 6.4%, to $119.8 million in 2001 from $128.0 million in 2000. We have mitigated the effects of the 15% postal rate increase in January 2001 and the costs related to our acquisitions described above through cost savings on our base portfolio related to our ongoing cost reduction program.

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

Depreciation and amortization

        Depreciation and amortization expense increased $40.3 million to $97.1 million in 2001 from $56.8 million in 2000 primarily due to increased amortization of goodwill and intangible assets related to the Acquisition in October 2000, the use of an accelerated amortization method for trade show exhibitor and advertisor lists to reflect the pattern of usage of these assets and the full period depreciation effect of the development and expansion of our information technology infrastructure and web-based e-commerce communities.

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

Other income (expense), net

        Other expense in 2001 was an expense of $0.1, compared to an expense of $10.2 million in 2000. In 2000, the Company expensed transaction costs related to the Acquisition. There were no corresponding sale transaction costs in 2001.

Provision (benefit) for income taxes

        We recorded an income tax benefit of $23.2 million in 2001 compared to a provision of $0.3 million in 2000. This was primarily due to a decrease in taxable earnings related to reduced operating income more fully described above and increased amortization of intangible assets, partially offset by an increase in nondeductible amortization and interest expense resulting from the Acquisition, and an increase in the valuation allowance principally related to foreign tax jurisdiction net operating losses incurred in 2001.

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

These revenue gains were partially offset by the cancellation of certain trade shows and conferences held in 1999. Revenue for 2000 was also impacted by weaker performance in the fourth quarter of 2000 compared to the fourth quarter of 1999 resulting primarily from declines in our East Coast fashion events, due in part to the ongoing market repositioning of these events, and from competitive pressures and certain weather-related events impacting certain European trade shows in our Call Center and Application Technology sectors.

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

These revenue gains were partially offset by the sale or cancellation of certain magazines published in 1999.

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

        Expenses of trade shows and conferences increased $22.8 million, or 25.4%, from $89.4 million in 1999 to $112.2 million in 2000. This increase was primarily due to increases in operations, promotion and management costs associated with our acquisitions and launches as well as costs attributable to growth in existing events. These increases were partially offset by cost savings associated with cancelled events.

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

        Cash flows from operating activities.    Net cash provided by operations increased $7.3 million to $28.0 million in 2001 from $20.7 million in 2000. The increase was primarily due to the decreases in working capital items cash interest expense and cash income taxes, partially offset by a decrease in operating results more fully described above.

        Cash flows used in investing activities.    Net cash used in investing activities increased $7.9 million to $28.0 million in 2001, from $20.1 million in 2000. In 2000 we received approximately $26.5 million in proceeds from the sale of marketable securities and other assets for which there was no corresponding transaction in 2001. This was partially offset by decreased investments in acquisitions and capital expenditures during the period.

        Cash flows from financing activities.    Net cash provided by financing activities increased $43.2 million in 2001 to $25.2 million, from a use of cash of $18.0 million in 2000. This increase was principally due to the effect of refinancing the Notes (as more fully discussed above) and additional borrowings under our operating line of credit.

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

PART III

Item 10.—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the name, age and position of each of our executive officers, directors and other key employees as of March 27, 2002.

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

Compensation Committee Interlocks and Insider Participation

        Advanstar does not have a Compensation Committee. During the fiscal year ended December 31, 2001, Messrs. Krakoff and Montgomery participated in deliberations of Advanstar's board of directors concerning executive officer compensation.

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

Name of Beneficial Owner:	Number of shares of Common Stock beneficially owned		Percentage of Outstanding Common Stock
DLJ Merchant Banking Partners III, L.P. and related investors	29,966,117	(1)	94.6%
Robert L. Krakoff	1,233,480	(2)	3.2%
James M. Alic	374,513	(3)	1.0%
Joseph Loggia	112,500	(4)	*
David W. Montgomery	56,250	(5)	*
Eric I. Lisman	28,125	(6)	*
David M. Wittels(7) DLJ Merchant Banking Inc. Eleven Madison Avenue New York, New York 10010	—		—
OhSang Kwon(7) DLJ Merchant Banking Inc. Eleven Madison Avenue New York, New York 10010	—		—
James A. Quella(7) DLJ Investment Partners II, Inc. Eleven Madison Avenue New York, New York 10010	—		—
All directors and officers as a group (8 persons)(7)	1,804,868		5.7%

*
Represents less than 1% of the outstanding shares of common stock

(1)
Consists of 29,100,000 shares held directly by DLJ Merchant Banking Partners III, L.P. and the following related investors: DLJ ESC II, L.P., DLJMB Funding III, Inc., DLJ Offshore Partners III, C.V., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJMB Funding III, Inc. and DLJ Partners III GmbH & Co. KG and warrants to purchase 866,117 shares of common stock issued to DLJ Investment Partners, II, L.P. and the following related investors: DLJ ESC II, L.P., DLJ Investment Funding II, Inc. and DLJ Investment Partners, L.P. See "Certain Relationships and Related Party Transactions." The address of each of these investors is 11 Madison Avenue, New York, New York 10010, except that the address of Offshore Partners is John B. Gorsiraweg 14, Willemstad, Curacao, Netherlands Antilles.

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

PART IV

Item 14.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. Documents Filed as Part of this Report:

1.    Financial Statements:

Page
Report of PricewaterhouseCoopers LLP	F-1
Report of Arthur Andersen LLP	F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000	F-4

Consolidated Statements of Operations for the year ended December 31, 2001, the period from October 12, 2000 through December 31, 2000, the period from January 1, 2000 through October 11, 2000 and the year ended December 31, 1999	F-5

Consolidated Statements of Stockholder's Equity for the year ended December 31, 2001, the period from October 12, 2000 through December 31, 2000, the period from January 1, 2000 through October 11, 2000 and the year ended December 31, 1999	F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2001, the period from October 12, 2000 through December 31, 2000, the period from January 1, 2000 through October 11, 2000 and the year ended December 31, 1999	F-7
Notes to Consolidated Financial Statements	F-8

2.    Financial Statement Schedules:

        The following schedule is included in this Annual Report on the page indicated

Schedule II—Valuation and Qualifying Accounts	II-1

Report of Independent Accountants

To the Stockholder and Board of
Directors of Advanstar, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Advanstar, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31, 2001 and for the period from October 12, 2000 (date of inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index |presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The predecessor financial statements of Advanstar, Inc. and its subsidiaries for the period from January 1, 2000 through October 11, 2000 and for the year ended December 31, 1999, prior to the revisions described in Note 3, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 15, 2002.

        As discussed more fully in Note 2, the Company restated its financial statements at December 31, 2001 and for the year ended December 31, 2001, previously audited by other independent accountants.

        As discussed in Note 3, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001.

        As discussed above, the predecessor financial statements of Advanstar Inc. for the period from January 1, 2000 through October 11, 2000 and for the year ended December 31, 1999, were audited by other independent accountants who have ceased operations. As described in Note 3, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 3. In our opinion, the transitional disclosures for the period from January 1, 2000 through October 11, 2000 and for the year ended December 31, 1999 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the financial statements of the Company for the period from January 1, 2000 through October 11, 2000 and for the year ended December 31, 1999 other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the financial statements of the Company for the period from January 1, 2000 through October 11, 2000 and for the year ended December 31, 1999 taken as a whole.

PricewaterhouseCoopers LLP
September 30, 2002

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP AND ARTHUR ANDERSEN LLP DID NOT CONSENT TO THE USE OF THIS REPORT IN THIS FORM 10-K/A OR ANY PREVIOUSLY FILED REGISTRATION STATEMENTS. ADDITIONALLY, IN 2002, THE COMPANY ADOPTED THE PROVISIONS OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" (SFAS NO. 142). AS DISCUSSED IN NOTE 3, THE COMPANY HAS PRESENTED THE TRANSITIONAL DISCLOSURES AS REQUIRED BY SFAS 142. THE ARTHUR ANDERSEN LLP REPORT DOES NOT EXTEND TO THESE DISCLOSURES.

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

Arthur Andersen LLP

Minneapolis, Minnesota,
February 15, 2002

*
Subsequent to the date of this report, the consolidated balance sheets as of December 31, 2001 and December 31, 2000 and the related consolidated statements of operations, of stockholder's equity and of cash flows for the year ended December 31, 2001 and for the period from October 12, 2000 through December 31, 2000 were audited by PricewaterhouseCoopers LLP whose report appears on page F-1 of this Form 10-K/A. See note 2 to the consolidated financial statements for a discussion of the restatement of the original consolidated financial statements, with respect to which Arthur Andersen LLP did not audit the restatement.
**
Subsequent to the date of this report, the schedule of valuation and qualifying accounts as of December 31, 2001 and December 31, 2000 and for the year ended December 31, 2001 and for the period from October 12, 2000 through December 31, 2000 were audited by PricewaterhouseCoopers LLP whose report appears on page F-1 of this Form 10-K/A.

ADVANSTAR, INC. AND SUBSIDIARIES

Consolidated balance sheets

(In thousands, except share and per share data)

	2001	2000
	(As Restated— See Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,797	$17,581
Accounts receivable, net of allowance of $970 and $725	23,334	31,193
Prepaid expenses	11,460	16,495
Other	7,290	3,191

Total current assets	86,881	68,460

DUE FROM PARENT	2,090	2,665
PROPERTY, PLANT AND EQUIPMENT, NET	32,042	32,334
INTANGIBLE AND OTHER ASSETS:
Goodwill, net	719,386	817,951
Intangibles and other, net	176,109	91,092

Total intangible and other assets, net	895,495	909,043
DEFERRED INCOME TAXES	—	8,933

	$1,016,508	$1,021,435

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$16,200	$13,150
Accounts payable	30,515	23,334
Accrued compensation	4,340	10,394
Other accrued liabilities	27,957	11,123
Deferred revenue	54,653	69,004

Total current liabilities	133,665	127,005

LONG-TERM DEBT, net of current maturities	638,723	594,972
DEFERRED INCOME TAXES	9,757	—
OTHER LONG-TERM LIABILITIES	10,417	5,448
MINORITY INTERESTS	14,610	10,434
COMMITMENTS AND CONTINGENCIES (Notes 11 and 13)
STOCKHOLDER'S EQUITY:
Common stock, $.01 par value, 10,000 shares authorized; 100 shares issued and outstanding at December 31, 2001 and 2000	—	—
Capital in excess of par value	310,424	304,808
Accumulated deficit	(95,096)	(22,136)
Accumulated other comprehensive income (loss)	(5,992)	904

Total stockholder's equity	209,336	283,576

	$1,016,508	$1,021,435

The accompanying notes are an integral part of these consolidated financial statements.

ADVANSTAR, INC. AND SUBSIDIARIES

Consolidated statements of operations

(In thousands)

	Successor		Predecessor
	For the year ended December 31, 2001	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000	For the year ended December 31, 1999
	(As Restated— See Note 2)
NET REVENUE	$350,204	$63,872	$315,180	$328,372
OPERATING EXPENSES:
Cost of production	70,878	15,106	61,783	66,237
Selling, editorial and circulation	148,227	34,485	128,850	138,868
General and administrative	49,333	12,952	40,670	43,527
Restructuring charge	9,406	—	—	—
Amortization of goodwill and other intangibles	85,949	14,011	35,438	49,214
Depreciation	11,103	2,348	5,037	4,044

Total operating expenses	374,896	78,902	271,778	301,890

OPERATING (LOSS) INCOME	(24,692)	(15,030)	43,402	26,482
OTHER INCOME (EXPENSE):
Interest expense, net	(68,026)	(15,219)	(38,096)	(39,888)
Other (expense) income, net	(131)	194	(10,385)	(198)
Nonrecurring charge	—	—	—	(1,442)

LOSS BEFORE INCOME TAXES AND MINORITY INTERESTS	(92,849)	(30,055)	(5,079)	(15,046)
(BENEFIT) PROVISION FOR INCOME TAXES	(23,153)	(7,794)	8,076	(11,431)
MINORITY INTERESTS	(156)	125	(1,003)	1,588

LOSS BEFORE EXTRAORDINARY ITEM AND ACCOUNTING CHANGE	(69,852)	(22,136)	(14,158)	(2,027)
EXTRAORDINARY ITEM, net of tax	(2,556)	—	—	—
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax	(552)	—	—	—

NET LOSS	$(72,960)	$(22,136)	$(14,158)	$(2,027)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANSTAR, INC. AND SUBSIDIARIES

Consolidated statements of stockholder's equity

(In thousands)

	Common Stock				Accumulated other comprehensive income (Loss)
			Capital in excess of par value	Accumulated deficit
	Shares	Amount				Total
BALANCE, December 31, 1998 (predecessor)	33,466,666	$335	$183,042	$(47,745)	$(872)	$134,760
Comprehensive income (loss):
Net loss	—	—	—	(2,027)	—
Translation adjustment	—	—	—	—	(4,751)
Unrealized gain on investments, net of taxes	—	—	—	—	28,447
Total comprehensive income						21,669
Stock option compensation expense and other	—	—	3,536	—	—	3,536
Issuance of common stock	163,334	1	—	—	—	1

BALANCE, December 31, 1999 (predecessor)	33,630,000	336	186,578	(49,772)	22,824	159,966
Comprehensive loss:
Net loss	—	—	—	(14,158)	—
Translation adjustment	—	—	—	—	(3,232)
Change in unrealized gain on investments, net of tax	—	—	—	—	(20,206)
Total comprehensive loss						(37,596)
Stock option compensation expense and other	—	—	(6,933)	—	—	(6,933)

BALANCE, October 11, 2000 (predecessor)	33,630,000	$336	$179,645	$(63,930)	$(614)	$115,437

The accompanying notes are an integral part of these consolidated financial statements.

ADVANSTAR, INC. AND SUBSIDIARIES

Consolidated statements of stockholder's equity

(In thousands)

	Common Stock				Accumulated other comprehensive income (Loss)
			Capital in excess of par value	Accumulated deficit
	Shares	Amount				Total
BALANCE, October 12, 2000 (successor)	100	$—	$304,808	$—	$—	$304,808
Comprehensive loss:
Net loss	—	—	—	(22,136)	—
Translation adjustment	—	—	—	—	904
Total comprehensive loss						(21,232)

BALANCE, December 31, 2000 (successor)	100	—	304,808	(22,136)	904	283,576
Comprehensive loss:
Net loss	—	—	—	(72,960)	—
Translation adjustment	—	—	—	—	(2,712)
Change in unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(4,184)
Total comprehensive loss						(79,856)
Capital contribution	—	—	5,616	—	—	5,616

BALANCE, December 31, 2001 (successor) (as restated—see Note 2)	100	$—	$310,424	$(95,096)	$(5,992)	$209,336

The accompanying notes are an integral part of these consolidated financial statements.

ADVANSTAR, INC. AND SUBSIDIARIES

Consolidated statements of cash flows

(In thousands)

	Successor		Predecessor
	For the year ended December 31, 2001	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000	For the year ended December 31, 1999
	(As Restated— See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,960)	$(22,136)	$(14,158)	$(2,027)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Extraordinary item—early extinguishment of debt	2,556	—	—	—
Restructuring charge	1,299	—	—	—
Depreciation and amortization	97,052	16,359	40,475	53,258
Noncash interest	14,378	2,239	899	1,209
Noncash stock compensation	—	—	(2,485)	3,925
(Gain) loss on sales of assets and other	167	(125)	3,471	(659)
Deferred income taxes	(25,430)	336	3,250	(12,631)
Changes in operating assets and liabilities:
Accounts receivable, net	7,858	(124)	(959)	(1,388)
Inventories	145	(5)	384	(318)
Prepaid expenses	5,600	(7,090)	1,178	1,736
Accounts payable and accrued liabilities	17,666	(26,836)	21,753	(555)
Deferred revenue	(15,249)	23,997	(19,031)	10,521
Other	(5,111)	212	(862)	449

Net cash provided by (used in) operating activities	27,971	(13,173)	33,915	53,520

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(12,141)	(3,765)	(15,724)	(9,722)
Acquisition of publications and trade shows, net of cash acquired	(14,158)	(10,863)	(16,237)	(141,479)
Increase in long-term receivable from Parent	(2,080)	—	—	—
Proceeds from sale of assets and other	367	16,997	9,455	299

Net cash (used in) provided by investing activities	(28,012)	2,369	(22,506)	(150,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) revolving credit loan	34,000	—	—	(29,000)
Proceeds from long-term debt	189,893	—	—	138,000
Payments of long-term debt	(195,000)	—	(16,828)	(12,752)
Proceeds from capital contributions and other	5,616	—	—	(1,344)
Deferred financing costs	(9,359)	—	—	—
Dividends paid to minority interest holders	—	—	(1,150)	—

Net cash provided by financing activities	25,150	—	(17,978)	94,904

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,107	(986)	280	(301)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,216	(11,790)	(6,289)	(2,779)
CASH AND CASH EQUIVALENTS, beginning of period	17,581	29,371	11,237	14,016

CASH AND CASH EQUIVALENTS, end of period	$44,797	$17,581	$4,948	$11,237

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

        On October 11, 2000, a group of investors, including DLJ Merchant Banking Partners III L.P. (DLJMB), certain of its affiliated funds and certain members of management, formed Advanstar Holdings Corp. (Holdings) to acquire substantially all of the outstanding shares of Advanstar, Inc. for an aggregate purchase price of approximately $917.6 million (the DLJ Acquisition) including the assumption of outstanding indebtedness and debt repaid on the date of sale, and related transaction costs. The DLJ Acquisition has been accounted for using the purchase method of accounting and, accordingly, all assets and liabilities of the Company have been recorded at their fair values as of the date of the DLJ Acquisition. The excess of the purchase price over the fair value of the assets and liabilities of the Company has been recorded as goodwill. The table below sets forth the purchase price allocation (in millions):

Cash	$302.6
Debt assumed	606.6
Direct acquisition costs	8.4

Total purchase price	917.6
Estimated fair value of net tangible assets acquired	2.9
Identifiable intangible assets	94.1
Goodwill	820.6

$917.6

        The Company completed and finalized its purchase price allocation related to the DLJ Acquisition during 2001, which resulted in the recognition of approximately $137.6 million of additional intangible assets and $45.7 million of net deferred tax liabilities and a corresponding reduction to goodwill.

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

2      Restatement of Financial Information Relating to Intangible Assets

        The Company has determined that the method of amortization of certain intangible assets acquired in the DLJ Acquisition, consisting of intangible assets related to trade exhibitor lists and advertiser lists, required adjustment to more closely reflect the pattern in which the economic benefit would be realized. Accordingly, at the completion of the allocation period and as a result of finalization of a valuation of acquired intangible assets, beginning in the second quarter of 2001, amortization of the affected intangible assets which was previously recognized on a straight-line basis was adjusted to reflect accelerated methods which correspond to the Company's projections of future cash flows directly related to these intangible assets.

        A summary of the restatement of previously issued financial information is as follows:

	As previously reported	As restated
Balance sheet at December 31, 2001
Intangibles and other, net	$203,752	$176,109
Deferred income taxes	21,497	9,757
Minority interests	14,640	14,610
Accumulated deficit	(76,834)	(95,096)
Accumulated other comprehensive income (loss)	(5,956)	(5,992)
Total stockholder's equity	227,634	209,336
Statement of operations for the year ended December 31, 2001
Amortization of goodwill and other intangibles	$56,581	$85,949
Operating (loss) income	4,676	(24,692)
Loss before income taxes and minority interests	(63,391)	(92,849)
(Benefit) provision for income taxes	(11,987)	(23,153)
Minority interests	(186)	(156)
Loss before extraordinary item and accounting change	(51,590)	(69,852)
Net loss	(54,698)	(72,960)

        The adjustments to previously reported financial statements have no impact on net revenue or cash flows for any period, do not impact measurements of earnings before interest, depreciation, amortization and income taxes, and have no impact on the Company's financial ratio covenants in its debt instruments.

3      Summary of Significant Accounting Policies

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

        Property, plant and equipment consisted of the following at December 31 (in thousands):

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

        Trade exhibitor and advertiser lists are being amortized on a double-declining balance method over six years and five years, respectively. Subscriber lists and other intangible assets are being amortized on a straight-line basis over three to ten years.

        Intangible and other assets consist of the following at December 31 (in thousands):

	Successor
	2001	2000
	(As Restated— See Note 2)
Trade exhibitor lists	$160,318	$38,836
Advertiser lists	33,302	16,552
Subscriber lists	22,339	32
Other intangible assets	3,529	20,735
Other assets	21,440	19,954

	240,928	96,109
Accumulated amortization	(64,819)	(5,017)

Total intangible and other assets, net	$176,109	$91,092

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

        Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized. However, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter, or more frequently if impairment indicators arise. Identified intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life.

        During the second quarter 2002, the Company completed an initial assessment of goodwill impairment. The assessment indicated that there is the potential for a goodwill impairment charge related to our trade show segment which has an aggregate net book value of goodwill of approximately $528.9 million. Preliminary valuations show that the carrying value of our trade show segment is in excess of its fair value by approximately $11.6 million. Consequently, there is the possibility for a material, non-cash impairment charge in the fourth quarter of 2002. Once final measurement of the goodwill impairment has been completed, the charge will be recorded as the cumulative effect of an accounting change as of January 1, 2002. The Company expects to complete the impairment measurement process in the fourth quarter of 2002.

Accrued Liabilities

        Accrued liabilities consisted of the following at December 31 (in thousands):

	Successor
	2001	2000
Derivative instruments	$6,553	$—
Interest	9,468	3,756
Security deposits	2,770	2,910
Benefits and severance	3,459	1,970
Other	5,707	2,487

	$27,957	$11,123

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

        Deferred revenue consisted of the following at December 31 (in thousands):

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

        The Company's adoption of SFAS No. 133 on January 1, 2001 resulted in the cumulative effect of an accounting change of a reduction, net of tax, to income of approximately $0.6 million, net of tax.

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

        At December 31, 2001, the Company had open foreign exchange derivative contracts to sell with a notional amount totaling $9.7 million and to buy with a notional amount totaling $1.6 million. The estimated fair value of the foreign exchange contracts based upon market quotes was approximately $0.6 million. Changes in fair value of the foreign exchange contracts, that are not designated as cash flow hedges, are recognized in current earnings.

        Variable rate debt instruments are subject to interest rate risk. The Company has entered into interest rate collar and cap agreements with remaining maturities of up to 26 months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations (see Note 7).

        Other expense includes a charge of approximately $0.2 million in 2001, which represents the amount of hedge ineffectiveness and changes in fair value of derivative instruments not designated as hedging instruments. Other comprehensive income (loss) includes losses of approximately $4.2 million, net of taxes, at December 31, 2001. The fair value of the Company's derivative instruments was a net liability of $7.7 million at December 31, 2001, of which $6.6 million is included in other accrued liabilities and $1.1 million is included in other long-term liabilities in the accompanying December 31, 2001 consolidated balance sheet.

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

Recently Issued Accounting Standards

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the provisions of SFAS No. 142 beginning January 1, 2002. At December 31, 2001, the Company has unamortized goodwill of $721.2 million that will be subject to the provisions of SFAS No. 142. Goodwill amortization expense recorded during 2001 was $28.1 million. The Company does not believe any of its other identifiable intangible assets have an indefinite life.

        During the second quarter 2002, the Company completed an initial assessment of goodwill impairment. The assessment indicated that there is the potential for a goodwill impairment charge related to our trade show segment which has an aggregate net book value of goodwill of approximately $528.9 million. Preliminary valuations show that the carrying value of our trade show segment is in excess of its fair value by approximately $11.6 million. Consequently, there is the possibility for a material, non-cash impairment charge in the fourth quarter of 2002. Once final measurement of the goodwill impairment has been completed, the charge will be recorded as the cumulative effect of an accounting change as of January 1, 2002. The Company expects to complete the impairment measurement process in the fourth quarter of 2002.

        Upon adoption of SFAS No. 142, the Company will discontinue the amortization of goodwill. The following table represents a reconciliation of income before extraordinary item and accounting change and net income adjusted for the exclusion of goodwill amortization, net of tax (in thousands):

	Successor		Predecessor
	For the year ended December 31, 2001	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000	For the year ended December 31, 1999
	(As Restated— See Note 2)
Reported loss before extraordinary item and accounting change	$(69,852)	$(22,136)	$(14,158)	$(2,027)
Add: Goodwill amortization, net of tax	22,738	7,308	15,450	22,140

Adjusted (loss) income before extraordinary item and and accounting change	$(47,114)	$(14,828)	$1,292	$20,113

Reported net loss	$(72,960)	$(22,136)	$(14,158)	$(2,027)
Add: Goodwill amortization, net of tax	22,738	7,308	15,450	22,140

Adjusted net (loss) income	$(50,222)	$(14,828)	$1,292	$20,113

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 is not expected to impact the results of operations or financial position of the Company.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is generally effective for fiscal years beginning after May 15, 2002. The Company has not adopted SFAS No. 145. The adoption of SFAS No. 145 is not expected to have a significant impact of the results of operations or financial position of the Company, but in accordance with the transition provisions will result in the Company's fiscal 2001 extraordinary item being reclassified in the statement of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a significant impact of the results of operations or financial position of the Company.

4      Stock Split

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

5      Other Charges

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

6      Acquisitions

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

        In May 2001, the Company contributed SeCA to a joint venture, MMStars. The transaction required certain approvals by French governmental authorities. Final approval was obtained in September 2001. Upon approval of the French governmental authorities and completion of purchase price allocation, the Company consolidated MMStars and recorded a minority interest of $6.3 million, representing the minority stockholder's proportional share of MMStars equity at the joint venture's formation date. In the formation of the joint venture, the minority investor made an asset contribution equal to its ownership interest. Thus, no gain or loss was recognized upon formation of the joint venture.

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

7      Investments

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

8      Debt

Credit Facility

        The credit facility (the Credit Facility) consists of (i) $415.0 million of term loans payable in quarterly installments beginning March 31, 2001 and continuing through October 11, 2007 and (ii) $80.0 million of revolving loan availability. The Credit Facility contains a number of covenants that, among other things, require the Company to maintain certain financial ratios, including leverage and fixed charge coverage ratios, as defined. Failure of the Company to comply with any of these covenants may cause an event of default under the Credit Facility. The Company was in compliance with all covenants as of December 31, 2001.

        Borrowings under the Credit Facility are secured by substantially all of the Company's assets. In addition, as of December 31, 2001, the Company has interest rate protection agreements for a notional amount of $250.0 million that effectively guarantee that the Company's interest rate on $250.0 million of the Credit Facility will not exceed 12.0 percent, nor be less than 8.0 percent. At December 31, 2001, the Company had approximately $42.9 million of borrowings available under the Credit Facility, subject to customary provisions.

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

        On January 9, 2001, the 9.25 percent senior subordinated notes due in 2008 (the Notes) were tendered at an offer price in cash equal to 101 percent of the aggregate principal amount, plus accrued interest. The Company financed the repurchase of the Notes with bridge financing. The premium paid on the tender of the Notes of approximately $1.0 million, net of related tax benefits, is reflected as an extraordinary item in the accompanying 2001 consolidated statement of operations.

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

        A summary of long-term debt consists of the following at December 31 (in thousands):

	Successor
	2001	2000
Term loan A, interest at LIBOR plus 3.00%; 5.10% at December 31, 2001, due quarterly through April 11, 2007	$89,200	$100,000
Term loan B, interest at LIBOR plus 3.50%; 5.60% at December 31, 2001, due quarterly through October 11, 2007	280,800	315,000
Revolving credit loan, interest at LIBOR plus 3.00%; 5.10% at December 31, 2001, due April 11, 2007	34,000	—
Senior subordinated notes at 12.00%, due 2011	160,000	—
Senior discount notes at 15.00%, due October 11, 2011, net of discount	84,923	43,122
Senior subordinated notes at 9.25%	—	150,000
Acquisition note payable, interest at 5.50%, due monthly through 2004	6,000	—

	654,923	608,122
Less current maturities	(16,200)	(13,150)

	$638,723	$594,972

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

9      Stockholder's Equity

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

        If the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123, net loss would have been increased to the pro forma amounts indicated in the table below (in thousands):

	Successor		Predecessor
	For the year ended December 31, 2001	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000	For the year ended December 31, 1999
	(As Restated— See Note 2)
Net loss—as reported	$(72,960)	$(22,136)	$(14,158)	$(2,027)
Net loss—pro forma	(75,050)	(22,456)	(16,102)	(2,858)

        For purposes of computing compensation cost of stock options granted, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Successor		Predecessor
	For the year ended December 31, 2001	For the period from October 12, 2000 through December 31, 2000	For the year ended December 31, 1999
Expected dividend yield	—	—	—
Expected stock price volatility	76.8%	41.6%	34.7%
Risk-free interest rate	4.9%	6.0%	6.5%
Expected life of options	7.5 years	7.5 years	5 years

        A summary of stock option activity under the Plan and the 2000 Management Incentive Plan is as follows:

	Options outstanding	Weighted average exercise price
Outstanding at December 31, 1998 (predecessor)	1,811,100	$6.42
Granted	410,000	$12.68
Cancelled	(190,000)	$6.67

Outstanding at December 31, 1999 (predecessor)	2,031,100	$8.24
Granted	50,000	$12.68
Repurchased in connection with DLJ Acquisition	(2,081,100)	$9.00

Outstanding at October 11, 2000 (predecessor)	—	—

Outstanding at October 12, 2000 (successor)	—	—
Granted	3,255,000	$10.00

Outstanding at December 31, 2000 (successor)	3,255,000	$10.00
Granted	115,000	$10.00
Cancelled	(445,000)	$10.00

Outstanding at December 31, 2001 (successor)	2,925,000	$10.00

        At December 31, 2001 and 2000, the outstanding stock options had a weighted average remaining contractual life of 8.8 and 9.8 years, respectively, and an exercise price of $10.00 per option. Of the options outstanding at December 31, 2001, 702,500 were exercisable. None of the options outstanding at December 31, 2000 were exercisable. The weighted average fair value of grants, as estimated using the Black-Scholes option pricing model, for the year ended December 31, 2001, the period from October 12, 2000 through December 31, 2000 and the year ended December 31, 1999 was $5.62, $5.54 and $3.14 per option, respectively. The Company uses comparable public companies in its industry for estimating its expected stock price volatility.

Dividends

        The Company has not declared or paid any cash dividends in the past. Under terms of the Company's Credit Facility, the Company is prohibited from paying cash dividends without prior approval of the lenders, as defined in the Credit Facility.

10    401(k) Plan

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

11    Income Taxes

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

        The summary of loss before provision (benefit) for income taxes, minority interests, extraordinary item and accounting change were as follows (in thousands):

	Successor		Predecessor
	For the year ended December 31, 2001	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000	For the year ended December 31, 1999
	(As Restated— See Note 2)
Domestic	$(88,602)	$(28,558)	$(1,626)	$(11,689)
Foreign	(4,247)	(1,497)	(3,453)	(3,357)

Total	$(92,849)	$(30,055)	$(5,079)	$(15,046)

        The (benefit) provision for income taxes is comprised of the following (in thousands):

	Successor		Predecessor
	For the year ended December 31, 2001	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000	For the year ended December 31, 1999
	(As Restated— See Note 2)
Current:
Federal	$—	$(7,815)	$2,903	$268
State	—	(471)	568	65
Foreign	2,277	156	1,355	867
Deferred	(25,430)	336	3,250	(12,631)

Total (benefit) provision	$(23,153)	$(7,794)	$8,076	$(11,431)

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

        Significant components of the Company's deferred income taxes were as follows at December 31 (in thousands):

	Successor
	2001	2000
	(As Restated— See Note 2)
Deferred tax liabilities:
Depreciation and amortization	$(28,520)	$—
Prepaid and other	(2,075)	(2,021)

Total deferred tax liabilities	(30,595)	(2,021)

Deferred tax assets:
U.S. net operating loss carryforwards	14,313	1,747
Accrued expenses and other	5,544	2,692
Foreign jurisdiction net operating loss carryforwards	3,977	1,223
Financial derivatives	2,502	—
Debt discount	3,491	366
AMT credit carryforwards	453	—
Depreciation and amortization	—	5,702
Stock options and warrants	—	447

Total deferred tax assets	30,280	12,177
Valuation allowance	(3,977)	(1,223)

Net deferred income taxes	$(4,292)	$8,933

        Deferred tax assets of $5.5 million are included in other current assets at December 31, 2001. At December 31, 2001, the Company had net operating loss carryforwards of approximately $50.7 million, of which approximately $12.2 million are related to the Company's various foreign operations whose use are subject to the tax laws of such foreign jurisdictions and will be limited by the ability of such foreign entities to generate taxable income. Of the total net operating loss carryforwards, approximately $10.9 million have no expiration and $38.5 million expire in 2021. The valuation allowance increased approximately $2.8 million principally related to foreign jurisdiction net operating losses incurred in 2001. The Company has provided for a valuation allowance against all of its foreign net operating loss carryforwards due to the uncertainty of their ultimate realization.

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

        A reconciliation of the Company's benefit for income taxes at the federal statutory rate to the reported income tax provision (benefit) is as follows (in thousands):

	Successor		Predecessor
	For the year ended December 31, 2001	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000	For the year ended December 31, 1999
	(As Restated— See Note 2)
Income tax benefit at statutory rates	$(32,497)	$(10,219)	$(1,727)	$(4,710)
Nondeductible amortization	7,270	2,220	3,339	4,127
Change in valuation allowance	2,754	—	(1,080)	(13,817)
State taxes, net of federal benefit	(2,284)	(547)	595	102
Nondeductible interest	1,437	—	—	—
Foreign provision in excess of U.S. rate	684	1,506	2,215	468
Capitalized sale expenses	—	—	2,946	—
Other, net	(517)	(754)	1,788	2,399

Total	$(23,153)	$(7,794)	$8,076	$(11,431)

12.  Commitments and Contingencies

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

        The Company evaluates the performance of, and allocates resources to, its segments based on contribution margin—defined as net revenue less cost of production and selling, editorial, and circulation costs. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales or transfers. Segment assets are primarily intangible assets, prepaid expenses and accounts receivable. Revenues, contribution margins and segment assets of the Company's three reportable segments are as follows (in thousands):

	Trade Shows and Conferences	Trade Publications	Marketing Services	Corporate and Other	Total
Year ended December 31, 1999 (predecessor):
Revenues	$161,007	$147,714	$18,581	$1,070	$328,372
Contribution margin	71,593	41,991	9,290	393	123,267
Segment assets	468,018	236,062	3,020	125,495	832,595
Period from January 1, 2000 through October 11, 2000 (predecessor):
Revenues	178,606	120,706	13,794	2,074	315,180
Contribution margin	83,766	34,434	7,057	(710)	124,547
Segment assets	453,299	224,829	2,291	84,330	764,749
Period from October 12, 2000 through December 31, 2000 (successor):
Revenues	19,752	38,281	5,206	633	63,872
Gross profit (loss)	2,372	10,639	2,932	(1,662)	14,281
Segment assets	313,914	524,215	97,454	85,852	1,021,435
Year ended December 31, 2001 (successor):
Revenues	186,250	142,607	17,168	4,179	350,204
Contribution margin	86,911	35,464	8,788	(64)	131,099
Segment assets	688,223	188,842	32,750	106,693	1,016,508

        The reconciliation of total segment contribution margin to consolidated pretax loss is as follows (in thousands):

	Successor		Predecessor
	For the Year Ended December 31, 2001	For the Period from October 12, 2000 through December 31, 2000	For the Period from January 1, 2000 through October 11, 2000	For the Year Ended December 31, 1999
	(As Restated— See Note 2)
Total segment contribution margin	$131,099	$14,281	$124,547	$123,267
General and administrative expense	(58,739)	(12,952)	(40,670)	(43,527)
Depreciation and amortization	(97,052)	(16,359)	(40,475)	(53,258)
Other expense (primarily interest)	(68,157)	(15,025)	(48,481)	(41,528)

Consolidated pretax loss	$(92,849)	$(30,055)	$(5,079)	$(15,046)

        Financial information relating to the Company's operations by geographic area is as follows (in thousands):

	Successor		Predecessor
Revenues	For the Year Ended December 31, 2001	For the Period from October 12, 2000 through December 31, 2000	For the Period from January 1, 2000 through October 11, 2000	For the Year Ended December 31, 1999
United States	$312,942	$53,757	$281,971	$287,850
International	37,262	10,115	33,209	40,522

Total	$350,204	$63,872	$315,180	$328,372

        Revenues are primarily attributed to countries based on the location of customers.

	Successor		Predecessor
	December 31,
Long-Lived Assets			December 31, 1999
	2001	2000
	(As Restated— See Note 2)
United States	$867,140	$895,933	$688,112
International	62,487	45,444	17,301

	$929,627	$941,377	$705,413

        No individual customer accounted for more than 10 percent of consolidated revenues during any period.

14.  Related-Party Transactions

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

2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts.
Advanstar, Inc.
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
		Additions
Successor
Allowance for doubtful accounts
Year ended December 31, 2001	$725,000	$2,768,000	—	$2,523,000(1)	$970,000
Period of October 12, 2000 to December 31, 2000	$—	$956,500	—	$231,500(1)	$725,000
Predecessor
Period of January 1, 2000 to October 11, 2000	$709,000	$1,406,500	—	$1,412,500(1)	$703,000
Year ended December 31, 1999	$574,000	$1,878,000	—	$1,743,000(1)	$709,000
Restructuring Reserve
Year ended December 31, 2001	—	$8,107,000	—	$1,517,000	$6,590,000

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
12.1	Computation of Ratio of Earnings to Fixed Charges.*
21.1	Subsidiaries of Advanstar Communications, Inc. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein).
24.1	Power of Attorney (included on signature page of this annual report).
99.1	CEO's Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.*
99.2	CFO's Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.*

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

Signature	Title	Date

/s/ ROBERT L. KRAKOFF Robert L. Krakoff	Chairman of the Board and Chief Executive Officer	November 25, 2002
/s/ DAVID W. MONTGOMERY David W. Montgomery	Vice President—Finance, Chief Financial Officer Secretary and Principal Accounting Officer	November 25, 2002
/s/ JAMES M. ALIC James M. Alic	Director	November 25, 2002
/s/ OHSANG KWON OhSang Kwon	Director	November 25, 2002
/s/ JAMES A. QUELLA James A. Quella	Director	November 25, 2002
/s/ DAVID M. WITTELS David M. Wittels	Director	November 25, 2002

CERTIFICATION

I, Robert L. Krakoff, certify that:

(1)
I have reviewed this annual report on Form 10-K/A of Advanstar, Inc.;

(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
By:	/s/ ROBERT L. KRAKOFF
Robert L. Krakoff Chief Executive Officer
Date: November 25, 2002

CERTIFICATION

I, David W. Montgomery, certify that:

(1)
I have reviewed this annual report on Form 10-K/A of Advanstar, Inc.;

(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
By:	/s/ DAVID W. MONTGOMERY
David W. Montgomery Chief Financial Officer
Date: November 25, 2002

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
12.1	Computation of Ratio of Earnings to Fixed Charges.*
21.1	Subsidiaries of Advanstar Communications, Inc. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein).
24.1	Power of Attorney (included on signature page of this annual report).
99.1	CEO's Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.*
99.2	CFO's Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002.*

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
  Item 12.— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13.— CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
PART IV
  Item 14.— EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
Report of Independent Accountants
Report of independent public accountants
ADVANSTAR, INC. AND SUBSIDIARIES Consolidated balance sheets (In thousands, except share and per share data)
ADVANSTAR, INC. AND SUBSIDIARIES Consolidated statements of operations (In thousands)
ADVANSTAR, INC. AND SUBSIDIARIES Consolidated statements of stockholder's equity (In thousands)
ADVANSTAR, INC. AND SUBSIDIARIES Consolidated statements of stockholder's equity (In thousands)
ADVANSTAR, INC. AND SUBSIDIARIES Consolidated statements of cash flows (In thousands)
ADVANSTAR, INC. AND SUBSIDIARIES Notes to consolidated financial statements
SIGNATURES
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX