Form 10-Q/A
period 2002-03-31
ADVANSTAR INC
filed 2002-12-06
CIK 1064243

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

As of November     , 2002, 1,000,000 shares of the Registrant's common stock were outstanding.

Explanatory Note

        The principal purpose of this Amendment is to reflect the restatement of our unaudited financial statements for the fiscal quarter ended March 31, 2002 and the restatement adjustments described under "Item 2.—Management's Discussion and Analysis of Financial Conditions and Results of Operations" and in the notes to our consolidated unaudited financial statements below. We are amending and restating only those items in our Form 10-Q that are affected by the restatement adjustments. This Amendment No. 1 to Quarterly Report on Form 10-Q/A does not reflect events occurring after the May 20, 2002 filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002 or modify or update the disclosures set forth in that Quarterly Report on Form 10-Q in any way, except as required to reflect the effects of the re-audit of our financial statements for the fiscal year ended December 31, 2001 and restatements identified above. The remaining Items are not amended hereby, but are included for the convenience of the reader.

PART I	Financial Information
Item 1.	Financial Statements:

ADVANSTAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2002	December 31, 2001
	(Unaudited) (Restated)
ASSETS
Current Assets
Cash and cash equivalents	$16,268	$44,797
Accounts receivable, net	23,509	23,334
Prepaid expenses	9,165	11,460
Other	7,240	7,290

Total current assets	56,182	86,881
Due from Parent	2,680	2,090
Property, plant and equipment, net	30,884	32,042
Intangible and other assets
Goodwill, net	721,557	719,386
Intangibles and other, net	173,052	176,109

Total intangible and other assets	894,609	895,495

Total assets	$984,355	$1,016,508

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current maturities of long-term debt	$17,000	$16,200
Accounts payable	27,262	30,515
Accrued liabilities	26,920	32,297
Deferred revenue	24,453	54,653

Total current liabilities	95,635	133,665
Long-term debt, net of current maturities	637,987	638,723
Deferred income taxes	9,075	9,757
Other long-term liabilities	8,827	10,417
Minority interests	14,619	14,610
Commitments and contingencies
Stockholder's equity
Common stock, $.01 par value; 10,000 shares authorized; 100 shares issued and outstanding at March 31, 2002 and December 31, 2001	—	—
Capital in excess of par	310,424	310,424
Accumulated deficit	(87,957)	(95,096)
Accumulated other comprehensive loss	(4,255)	(5,992)

Total stockholder's equity	218,212	209,336

Total liabilities and stockholder's equity	$984,355	$1,016,508

See notes to condensed consolidated financial statements.

ADVANSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands - Unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	(Restated)
Net revenue	$109,910	$129,258

Operating expenses:
Costs of production	23,231	25,646
Selling, editorial and circulation	35,195	46,311
General and administrative	12,000	15,454
Restructuring charge and other	—	3,537
Depreciation and amortization	16,907	17,798

Total operating expenses	87,333	108,746

Operating income	22,577	20,512
Other income (expense):
Interest expense, net	(16,222)	(17,168)
Other income (expense), net	1,042	(953)

Income before income taxes and minority interests	7,397	2,391
Provision for income taxes	168	4,514
Minority interests	(90)	(134)

Income (loss) before extraordinary item and accounting change	7,139	(2,257)
Extraordinary item, net of tax	—	(2,556)
Cumulative effect of accounting change, net of tax	—	(552)

Net income (loss)	$7,139	$(5,365)

See notes to condensed consolidated financial statements.

ADVANSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands - Unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	(Restated)
Operating Activities
Net income (loss)	$7,139	$(5,365)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, excluding effects of acquisitions:
Extraordinary item — early extinguishment of debt, net of taxes	—	2,556
Restructuring charge and other	—	1,299
Unrealized (gain) loss on derivative financial instruments	(905)	1,984
Depreciation and amortization	16,907	17,798
Non-cash interest	4,156	2,520
Loss on sales of assets and other	(950)	159
Changes in operating assets and liabilities	(36,563)	(18,726)

Net cash provided by (used in) operating activities	(10,216)	2,225

Investing Activities
Additions to property, plant and equipment	(1,394)	(4,504)
Acquisition of publications and trade shows, net of cash acquired	(11,744)	(3,784)
Proceeds from sale of assets and other	8	17

Net cash used in investing activities	(13,130)	(8,271)

Financing Activities
Net proceeds from revolving credit facility	—	15,000
Borrowings of long-term debt	(3,450)	189,893
Payments of long-term debt	—	(195,000)
Long-term debt financing costs	(1,988)	(7,830)
Capital contributions	—	5,616

Net cash provided by (used in) financing activities	(5,438)	7,679
Effect of exchange rate changes on cash and cash equivalents	255	276
Net (decrease) increase in cash and cash equivalents	(28,529)	1,909
Cash and cash equivalents, beginning of period	44,797	17,581

Cash and cash equivalents, end of period	$16,268	$19,490

See notes to condensed consolidated financial statements.

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar, Inc. (Advanstar, or the Company) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that all adjustments, consisting solely of normal recurring items, considered necessary for a fair presentation have been included, and that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements, however, should be read in conjunction with the audited financial statements and the related notes, included in the Company's amended annual report on Form 10-K/A filed with the Securities and Exchange Commission on November 25, 2002. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2002.

Reclassifications

        Certain reclassifications have been made to amounts reported in prior periods in order to conform to the current period presentation.

2.    Restatement of Financial Information Relating to Intangible Assets

        The Company has determined that the method of amortization of certain intangible assets acquired in the acquisition of the Company consisting of intangible assets related to trade exhibitor lists and advertiser lists, should reflect the pattern in which the economic benefit would be realized. Accordingly, at the completion of the allocation period and as a result of the finalization of a valuation of intangible assets, amortization of the affected intangible assets which was recognized on a straight-line basis in 2001 and an accelerated basis in 2002 was adjusted to reflect accelerated methods which correspond to the Company's projections of future cash flows directly related to these intangible assets.

        A summary of the restatement of previously issued financial information is as follows:

(in thousands)	As Previously Reported	As Restated
Balance Sheet at March 31, 2002
Goodwill, net of accumulated amortization	$723,328	$721,557
Intangibles and other, net of accumulated amortization	199,886	173,052
Deferred income tax liability	21,497	9,075
Minority interests	14,648	14,619
Accumulated deficit	(72,610)	(87,957)
Accumulated other comprehensive income	(5,152)	(4,255)
Total stockholder's equity	232,662	218,212
Statement of Operations Three Months Ended March 31, 2002
Depreciation and amortization	17,694	16,907
Operating income	21,790	22,577
Income before income taxes and minority interests	6,610	7,397
Provision (benefit) for income taxes	2,298	168
Minority interests	(88)	(90)
Net income	4,224	7,139

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

        Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill. The following table represents a reconciliation of income before extraordinary item and accounting change and net income adjusted for the exclusion of goodwill amortization, net of tax (in thousands):

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	(Restated)
Reported income (loss) before extraordinary item and accounting change	$7,139	$(2,257)
Add: goodwill amortization, net of tax	—	5,685

Adjusted income before extraordinary item and accounting change	$7,139	$3,428

Reported net income	$7,139	$(5,365)
Add: goodwill amortization, net of tax	—	5,685

Adjusted net income	$7,139	$320

        The changes in the carrying amount of goodwill for the three months ended March 31, 2002, by operating segment, are as follows (in thousands):

	Trade Shows and Conferences	Trade Publications	Marketing Services	Totals
Balance as of December 31, 2001	$557,109	$131,932	$30,345	$719,386
Acquisitions and adjustment to preliminary purchase price allocations	4,494	(1,853)	(470)	2,171

Balance as of March 31, 2002 (Restated)	$561,603	$130,079	$29,875	$721,557

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

        Trade exhibitor and advertiser lists are amortized on an accelerated basis over six and five years, respectively, while subscriber lists and other intangible assets are amortized on a straight-line basis over three to 10 years and consist of the following as of March 31, 2002 and December 31, 2001 (in thousands):

	March 31, 2002	December 31, 2001
	(Restated)
Trade exhibitor lists	$166,722	$160,318
Advertiser lists	34,950	33,302
Subscriber lists	23,189	22,339
Other intangible assets	4,485	3,529
Other assets	23,428	21,440

	252,774	240,928
Accumulated amortization	(79,722)	(64,819)

Total intangible and other assets, net	$173,052	$176,109

        Estimated amortization expense of identified intangible assets for the next five years are as follows (in thousands):

2002	$60,781
2003	42,109
2004	25,408
2005	17,519
2006	12,328

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

        The Company's adoption of FAS 133 on January 1, 2001 resulted in the cumulative effect of an accounting change of a reduction in income of approximately $0.6 million, net of tax.

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

Accumulated Other Comprehensive Income (Loss)

        The following table summarizes the effects of FAS 133 on the Company's accumulated other comprehensive income as of March 31, 2002 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
	(Restated)	(Restated)	(Restated)
Accumulated other comprehensive income (loss) balance at December 31, 2001	$(4,189)	$5	$(4,184)
Unwound from accumulated other comprehensive Income (loss) during the period	1,218	(5)	1,213
Mark to market of hedge contracts	1,098	—	1,098

Accumulated other comprehensive income (loss) balance at March 31, 2002	$(1,873)	$—	$(1,873)

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

5.    Restructuring Charge and Other

        In March 2001, the Company announced plans to more tightly focus the activities of its wholly owned subsidiary Advanstar.com, Inc. (Advanstar.com). These plans will have the effect of more closely integrating many of the sales, marketing, technology and operating functions of Advanstar.com with its wholly owned subsidiary Advanstar Communications Inc. (Communications) and its core activities in publishing, tradeshows and marketing services. These actions resulted in a first quarter 2001 restructuring charge of $3.5 million, a second quarter 2001restructuring charge of $0.3 million and a fourth quarter 2001 restructuring charge of $5.6 million. These charges included total severance related payments of approximately $0.7 million, facility closure costs of approximately $6.6 million, asset impairments of approximately $1.3 million and approximately $0.8 million of other contractual commitments. This decision by the Company resulted in a reduction in work force of 62 employees and the closing of two offices. These restructuring activities were completed by the end of 2001, except for facility lease costs, which continue through June 2010. The asset impairment consisted of leasehold improvements from a facility the Company vacated. All restructuring charges with the exception of the leasehold improvements have been paid in cash. During the first quarter of 2002 the Company paid $0.2 million related to facility lease costs. The balance of the accrual at March 31, 2002 was $6.4 million, which principally represents remaining facility lease costs and is included in other long-term liabilities in the Company's consolidated balance sheet at March 31, 2002.

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

        Long-term debt consists of the following (in thousands):

	March 31, 2002	December 31, 2001
Term loan A, interest at LIBOR plus 3.25%; 5.10% at March 31, 2002, due quarterly through April 11, 2007	$86,250	$89,200
Term loan B, interest at LIBOR plus 3.75%; 5.60% March 31, 2002, due quarterly through October 11, 2007	280,800	280,800
Revolving credit loan, interest at LIBOR plus 3.25%; 5.10% at March 31, 2002, due April 11, 2007	34,000	34,000
Senior subordinated notes at 12.00%, due 2011	160,000	160,000
Senior discount notes at 15.00%, due October 11, 2011, net of discount	88,437	84,923
Acquisition note payable, interest at 5.50%, due monthly through 2004	5,500	6,000

	654,987	654,923
Less- Current maturities	(17,000)	(16,200)

	$637,987	$638,723

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

7.    Comprehensive Income

        The tables below present comprehensive loss, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	(Restated)	(Restated)
Net income	$7,139	$(5,365)
Change in cumulative translation adjustment	(574)	(2,151)
Change in unrealized losses on derivative financial Instruments	2,311	(574)

Comprehensive income (loss)	$8,876	$(8,090)

8.    Segment Information

	Trade Shows and Conferences	Trade Publications	Marketing Services	Corporate and Other	Totals
	(In thousands)
Three months ended March 31, 2002
(Restated)
Revenues	$76,465	$28,674	$3,576	$1,195	$109,910
Contribution margin	42,745	5,741	1,589	1,409	51,484
Segment assets	688,447	185,730	31,638	78,540	984,355
Three months ended March 31, 2001
Revenues	$89,564	$34,640	$4,170	$884	$129,258
Contribution margin	48,205	7,224	1,856	16	57,301
Segment assets	299,998	521,831	99,891	87,435	1,009,155

        Contribution margin is defined as net revenue less cost of production and selling, editorial and circulation costs.

        The reconciliation of total segment contribution margin to consolidated pre-tax income (loss) is as follows (in thousands):

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	(Restated)
Total segment contribution margin	$51,484	$57,301
General and administrative	(12,000)	(15,454)
Restructuring charge	—	(3,537)
Depreciation and amortization	(16,907)	(17,798)
Interest expense	(16,222)	(17,168)
Other income (expense), net	1,042	(953)

Consolidated income before taxes and minority interests	$7,397	$2,391

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations:

        This quarterly report on Form 10-Q/A contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements, including statements about plans and objectives of management and market growth and opportunity. These forward-looking statements are neither promises or guarantees and involve risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. You should not expect that these forward-looking statements will be updated or supplemented as a result of changing circumstances or otherwise, and we disavow and disclaim any obligation to do so. Important cautionary statements and risk factors that would affect actual results are discussed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including those under the caption entitled "Certain Factors Which May Affect Future Results" in the Company's annual report on Form 10-K/A filed with the Securities and Exchange Commission on November 25, 2002.

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

Restatement of Financial Information Relating to Intangible Assets

        We have determined that the method of amortization of certain intangible assets acquired in the acquisition of our company consisting of intangible assets related to trade exhibitor lists and advertiser lists, should reflect the pattern in which the economic benefit would be realized. Accordingly, at the completion of the allocation period and as a result of the finalization of a valuation of intangible assets, beginning in the second quarter of 2001, amortization of the affected intangible assets which was recognized on a straight-line basis in 2001 and an accelerated basis in 2002 was adjusted to reflect accelerated methods which correspond to our projections of future cash flows directly related to these intangible assets.

        While the adjustments to previously reported financial statements increase our net income for the three months ended March 31, 2002, these adjustments have no impact on net revenue or cash flows for any period, do not impact measurements of EBITDA (defined below) and have no impact on the financial ratio covenants in our debt instruments. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for a summary of the restatement of certain previously issued financial information relating to intangible assets.

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

In thousands	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	(Restated)
Net revenue:
Trade shows and conferences	$76,465	$89,564
Publications	28,674	34,640
Marketing services and other	4,771	5,054

Total net revenues	109,910	129,258
Cost or production and selling:
Trade shows and conferences	33,720	41,359
Publications	22,933	27,416
Marketing services and other	1,773	3,182

Total cost of production and selling	58,426	71,957
General and administrative expenses	12,000	15,454
Restructuring charge and other	—	3,537
Depreciation and amortization	16,907	17,798

Operating income	22,577	20,512
Other income (expense):
Interest expense, net	(16,222)	(17,168)
Other income (expense)	1,042	(953)
Provision for income taxes	168	4,514
Minority interests	(90)	(134)

Income (loss) before extraordinary item and accounting change	$7,139	$(2,257)

EBITDA	$39,383	$38,029

Results of Operations

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Revenue

        Total revenue decreased $19.4 million, or 15.0%, to $109.9 million in the first quarter of 2002 from $129.3 million for the first quarter of 2001.

        Revenue from trade shows and conferences decreased $13.1 million, or 14.6%, to $76.5 million for the first quarter of 2002 from $89.6 million in the first quarter of 2001. This decrease was primarily attributable to a decline in certain of our trade shows, a shift in the timing of when events take place and the cancellation of an event in our technology market, partially offset by the acquisition of AIIM International Exposition and Conference. The downturn in the U.S. economy continued to impact revenue in our trade shows as did the residual effect from the events of September 11th by adding to our customers' concern over its ongoing impact on their marketing efforts. Revenue for the quarter was also impacted by a net shift in the timing of five trade shows, three of which were held in the first quarter of 2001, but moved to the second quarter of 2002, another event was held in the first quarter of 2001 but the 2002 event was held in December 2001, while the remaining trade show was held in the second quarter of 2001, but moved to the first quarter of 2002. Adjusting first quarter 2001 results for all such movements, first quarter 2002 trade show revenue decreased by $6.2 million, or 7.5%.

        Revenue from publications and marketing services decreased $6.3 million, or 15.7%, to $33.4 million for the first quarter of 2002 from $39.7 million in 2001. This decrease was attributable to the overall slowdown in the economy and the resulting reduction in marketing spending by our customers as they adjust to slowing growth in their respective industry sectors. The decline was heavily weighted to our travel and technology markets, which together decreased approximately 37.1% while the balance of our portfolio declined approximately 7.1%. Advertising pages decreased approximately 11.5% across our portfolio while advertising revenue per page decreased approximately 6.7% in the first quarter of 2002. The economic outlook in the publishing sector continues to be challenging, and forward visibility on our advertising revenue and pages is limited, due to the concerns of our customers related to the overall business environment. We also cancelled publication of certain magazines published in 2001. These declines were offset by revenue from our acquisitions of Motor Age, Auto Body Repair News and Centre d'Appels magazines in 2001.

Cost of Production and Selling

        Cost of production and selling expenses decreased $13.6 million, or 18.8%, to $58.4 million for the first quarter of 2002 from $72.0 million for the comparable period of 2001.

        Expenses of trade shows and conferences decreased $7.7 million, or 18.5%, to $33.7 million for the first quarter of 2002 from $41.4 million in 2001. This decrease was primarily due to cost savings associated with continuing and cancelled events and costs associated with the movement of events between quarters, partially offset by new costs related to our acquisition of the AIIM International Exposition and Conference. Adjusting first quarter 2001 results for movements of events between quarters, trade show and conference expenses in 2001 decreased by $4.6 million, or 11.9%.

        Expenses of publication and marketing services decreased $5.9 million, or 19.3%, to $24.7 million in the first quarter of 2002 from $30.6 million in the first quarter of 2001. This decrease was due primarily to savings attributable to our ongoing cost reduction programs and cancelled publications, partially offset by additional cost attributable to our acquisitions of Motor Age, Auto Body Repair News and Centre d'Appelsmagazines in 2001. We also more tightly focused the activities of our subsidiary, Advanstar.com in the first half of 2001, including more closely integrating many of the sales, marketing, technology and operating functions with our subsidiary, Advanstar Communications Inc., and its core activities in publishing and marketing services. The first quarter of 2002 includes the full period effect of these cost saving initiatives.

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

Depreciation and Amortization

        Depreciation and amortization expense decreased $0.9 million to $16.9 million in the first quarter of 2002 from $17.8 million in the first quarter of 2001 primarily due to the adoption in January 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption we discontinued the amortization of goodwill. In the second quarter of 2001 we also began amortizing certain intangible assets on an accelerated declining balance method of amortization, resulting in less amortization in

2002. This decrease was partially offset by the amortization of additional intangible assets. As part of our purchase price allocation related to the Acquisition, approximately $137.6 million of intangible assets were reclassified from goodwill to other intangibles subsequent to the first quarter of 2001.

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

Income Taxes

        The provision for income taxes decreased $4.3 million to $0.2 million in the first quarter of 2002 from $4.5 million in 2001. The Company's effective tax rate of 66.7% in fiscal 2001 was impacted by non-deductible goodwill amortization. The tax rate of 1.8% in fiscal 2002 is impacted by the limitation of tax benefits on reported losses to the extent of reversing existing deferred tax liabilities. After utilization of all deferred tax liabilities, a full valuation allowance against all potential deferred tax assets will be provided due to the Company's report losses before tax since the acquisition.

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

ADVANSTAR, INC.
December 6, 2002	By:	/s/ DAVID W. MONTGOMERY David W. Montgomery Vice President-Finance, Secretary and Chief Financial Officer

CERTIFICATION

I, Robert L. Krakoff, certify that:

(1)
I have reviewed this quarterly report on Form 10-Q/A of Advanstar, Inc.;

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

Date: December 6, 2002

CERTIFICATION

I, David W. Montgomery, certify that:

(1)
I have reviewed this quarterly report on Form 10-Q/A of Advanstar, Inc.;

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

Date: December 6, 2002

Exhibit Index

Exhibit No.	Document
99.1	CEO's Certificate Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
99.2	CFO's Certificate Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Explanatory Note
ADVANSTAR, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Qualitative and Quantitative Disclosure about Market Risk
  PART II Other Information