Form 10-Q/A
period 2002-06-30
ADVANSTAR INC
filed 2002-12-06
CIK 1064243

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

Explanatory Note

        The principal purpose of this Amendment is to reflect the restatement of our unaudited financial statements for the fiscal quarter ended June 30, 2002 and the restatement adjustments described under "Item 2.?Management's Discussion and Analysis of Financial Conditions and Results of Operations" and in the notes to our consolidated unaudited financial statements below. We are amending and restating only those items in our Form 10-Q that are affected by the restatement adjustments. This Amendment No. 1 to Quarterly Report on Form 10-Q/A does not reflect events occurring after the August 14, 2002 filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 or modify or update the disclosures set forth in that Quarterly Report on Form 10-Q in any way, except as required to reflect the effects of the re-audit of our financial statements for the fiscal year ended December 31, 2001 and restatements identified above. The remaining Items are not amended hereby, but are included for the convenience of the reader.

ADVANSTAR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2002	December 31, 2001
	(Unaudited) (Restated)
ASSETS
Current Assets
Cash and cash equivalents	$11,943	$44,797
Accounts receivable, net	27,668	23,334
Prepaid expenses	8,076	11,460
Other	6,994	7,290

Total current assets	54,681	86,881
Due from Parent	—	2,090
Property, plant and equipment, net	30,084	32,042
Intangible and other assets
Goodwill, net	728,133	719,386
Intangibles and other, net	154,587	176,109

Total intangible and other assets	882,720	895,495

Total assets	$967,485	$1,016,508

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Current maturities of long-term debt	$17,000	$16,200
Accounts payable	22,856	30,515
Accrued liabilities	26,812	32,297
Deferred revenue	40,031	54,653

Total current liabilities	106,699	133,665
Long-term debt, net of current maturities	632,501	638,723
Deferred income taxes	8,010	9,757
Other long-term liabilities	9,919	10,417
Minority interests	15,660	14,610
Commitments and contingencies
Stockholder's equity
Common stock, $.01 par value; 10,000 shares authorized; 100 shares issued and outstanding at June 30, 2002 and December 31, 2001	—	—
Capital in excess of par	310,424	310,424
Accumulated deficit	(109,665)	(95,096)
Accumulated other comprehensive loss	(6,063)	(5,992)

Total stockholder's equity	194,696	209,336

Total liabilities and stockholder's equity	$967,485	$1,016,508

See notes to condensed consolidated financial statements.

ADVANSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands—Unaudited)

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001
	(Restated)	(Restated)
Net revenue	$63,896	$76,369

Operating expenses:
Costs of production	12,783	15,427
Selling, editorial and circulation	28,305	39,553
General and administrative	11,257	14,501
Restructuring charge and other	—	252
Depreciation and amortization	17,314	26,164

Total operating expenses	69,659	95,897

Operating loss	(5,763)	(19,528)
Other income (expense):
Interest expense, net	(17,058)	(16,727)
Other income (expense), net	1,193	2,321

Loss before income taxes and minority interests	(21,628)	(33,934)
Provision (benefit) for income taxes	(510)	(12,317)
Minority interests	(590)	(614)

Net loss	$(21,708)	$(22,231)

See notes to condensed consolidated financial statements.

ADVANSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands—Unaudited)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
	(Restated)	(Restated)
Net revenue	$173,806	$205,627

Operating expenses:
Costs of production	36,014	41,073
Selling, editorial and circulation	63,500	85,864
General and administrative	23,257	29,955
Restructuring charge and other	—	3,789
Depreciation and amortization	34,221	43,962

Total operating expenses	156,992	204,643

Operating income	16,814	984
Other income (expense):
Interest expense, net	(33,280)	(33,895)
Other income (expense), net	2,235	1,368

Loss before income taxes and minority interests	(14,231)	(31,543)
Provision (benefit) for income taxes	(342)	(7,803)
Minority interests	(680)	(748)

Loss before extraordinary item and accounting change	(14,569)	(24,488)
Extraordinary item, net of tax	—	(2,556)
Cumulative effect of accounting change, net of tax	—	(552)

Net loss	$(14,569)	$(27,596)

See notes to condensed consolidated financial statements.

ADVANSTAR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands—Unaudited)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
	(Restated)	(Restated)
Operating Activities
Net loss	$(14,569)	$(27,596)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, excluding effects of acquisitions:
Deferred taxes	(2,105)	(6,334)
Extraordinary item — early extinguishment of debt, net of taxes	—	2,556
Restructuring charge and other	—	1,299
Unrealized (gain) loss on derivative financial instruments	(827)	(881)
Depreciation and amortization	34,221	43,962
Non-cash interest	8,664	6,300
Loss on sales of assets and other	675	781
Changes in operating assets and liabilities	(25,916)	(18,882)

Net cash provided by (used in) operating activities	143	1,205

Investing Activities
Additions to property, plant and equipment	(3,296)	(8,126)
Acquisition of publications and trade shows, net of cash acquired	(13,279)	(9,214)
Proceeds from sale of assets and other	11	(78)

Net cash used in investing activities	(16,564)	(17,418)

Financing Activities
Net proceeds from revolving credit facility	(5,000)	22,000
Borrowings of long-term debt	(7,700)	189,893
Payments of long-term debt	—	(195,000)
Long-term debt financing costs	(2,047)	(9,349)
Dividends paid to minority interest holders	(503)	—
Capital contributions	—	5,616

Net cash provided by (used in) financing activities	(15,250)	13,160
Effect of exchange rate changes on cash and cash equivalents	(1,183)	210
Net (decrease) increase in cash and cash equivalents	(32,854)	(2,843)
Cash and cash equivalents, beginning of period	44,797	17,581

Cash and cash equivalents, end of period	$11,943	$14,738

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

        A summary of the restatement of previously issued financial information is as follows:

(in thousands)	As Previously Reported	As Restated
Balance sheet at June 30, 2002
Intangible and other assets, net of accumulated amortization	$181,166	$154,587
Deferred income tax liability	21,486	8,010
Minority interests	15,688	15,660
Accumulated deficit	(87,210)	(109,665)
Accumulated other comprehensive loss	(6,559)	(6,063)
Total stockholder's equity	216,655	194,696

Statement of Operations Three Months Ended June 30, 2002
Depreciation and amortization	17,520	17,314
Operating income (loss)	(5,969)	(5,763)
Loss before income taxes and minority interests	(21,834)	(21,628)
Provision (benefit) for income taxes	(7,823)	(510)
Minority interests	(589)	(590)
Net loss	(14,600)	(21,708)

Statement of Operations Six Months Ended June 30, 2002
Depreciation and amortization	35,214	34,221
Operating income (loss)	15,821	16,814
Loss before income taxes and minority interests	(15,224)	(14,231)
Provision (benefit) for income taxes	(5,525)	(342)
Minority interests	(677)	(680)
Net loss	(10,376)	(14,569)

Statement of Operations Three Months Ended June 30, 2001
Depreciation and amortization	16,137	26,164
Operating income (loss)	(9,501)	(19,528)
Loss before income taxes and minority interests	(23,817)	(33,934)
Provision (benefit) for income taxes	(6,385)	(12,317)
Minority interests	(632)	(614)
Net loss	(18,064)	(22,231)

Statement of Operations Six Months Ended June 30, 2001
Depreciation and amortization	33,935	43,962
Operating income (loss)	11,011	984
Loss before income taxes and minority interests	(21,426)	(31,543)
Provision (benefit) for income taxes	(1,871)	(7,803)
Minority interests	(766)	(748)
Loss before extraordinary item and accounting change	(20,321)	(24,488)
Net loss	(23,429)	(27,596)

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

        Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill. The following table represents a reconciliation of income before extraordinary item and accounting change and net income adjusted for the exclusion of goodwill amortization, net of tax (in thousands):

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
	(Restated)	(Restated)	(Restated)	(Restated)
Reported income (loss) before extraordinary item and accounting change	$(21,708)	$(22,231)	$(14,569)	$(24,488)
Add: goodwill amortization, net of tax	—	5,685	—	11,370

Adjusted income (loss) before extraordinary item and accounting change	$(21,708)	$(16,546)	$(14,569)	$(13,118)

Reported net (loss) income	$(21,708)	$(22,231)	$(14,569)	$(27,596)
Add: goodwill amortization, net of tax	—	5,685	—	11,370

Adjusted net income (loss)	$(21,708)	$(16,546)	$(14,569)	$(16,226)

        The changes in the carrying amount of goodwill for the three months ended June 30, 2002, by operating segment, are as follows (in thousands):

	Trade Shows and Conferences	Trade Publications	Marketing Services	Totals
Balance as of December 31, 2001	$557,109	$131,932	$30,345	$719,386
Acquisitions and adjustment to preliminary purchase price allocations	9,070	(65)	(258)	8,747

Balance as of June 30, 2002	$566,179	$131,867	$30,087	$728,133

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

        Trade exhibitor and advertiser lists are amortized on an accelerated basis over six and five years, respectively, while other intangible assets are amortized on a straight-line basis over three to 10 years and consist of the following as of June 30, 2002 and December 31, 2001 (in thousands):

	June 30, 2002	December 31, 2001
	(Restated)
Trade exhibitor lists	$163,387	$160,318
Advertiser lists	34,890	33,302
Subscriber lists	23,181	22,339
Other intangible assets	4,540	3,529
Other assets	23,488	21,440

	249,486	240,928
Accumulated amortization	(94,899)	(64,819)

Total intangible and other assets, net	$154,587	$176,109

        Estimated amortization expense of identified intangible assets for the next five years are as follows (in thousands):

2002	$60,781
2003	42,109
2004	25,408
2005	17,519
2006	12,328

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

Accumulated Other Comprehensive Income (Loss)

        The following table summarizes the effects of FAS 133 on the Company's accumulated other comprehensive income as of June 30, 2002 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
	(Restated)	(Restated)	(Restated)
Accumulated other comprehensive income (loss) balance at December 31, 2001	$(4,189)	$5	$(4,184)
Unwound from accumulated other comprehensive Income (loss) during the period	2,399	(5)	2,394
Mark to market of hedge contracts	(1,373)	—	(1,373)

Accumulated other comprehensive income (loss) balance at June 30, 2002	$(3,163)	$—	$(3,163)

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

7.    Comprehensive Income

        The tables below present comprehensive loss, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001
	(Restated)	(Restated)
Net income (loss)	$(21,708)	$(22,231)
Change in cumulative translation adjustment	(518)	(1,018)
Change in unrealized losses on derivative financial Instruments	(1,290)	(1,976)

Comprehensive loss	$(23,516)	$(25,225)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
	(Restated)	(Restated)
Net income (loss)	$(14,569)	$(27,596)
Change in cumulative translation adjustment	(1,092)	(3,168)
Change in unrealized losses on derivative financial Instruments	1,021	(2,549)

Comprehensive loss	$(14,640)	$(33,313)

8.    Segment Information

	Trade Shows and Conferences	Trade Publications	Marketing Services	Corporate and Other	Totals
	(In thousands)
Three months ended June 30, 2002
Revenues	$21,934	$37,049	$4,095	$818	$63,896
Contribution margin	8,042	12,694	1,979	93	22,808
Segment assets	678,990	185,384	31,936	71,173	967,483

Three months ended June 30, 2001
Revenues	$30,110	$40,733	$4,476	$1,050	$76,369
Contribution margin	7,104	12,116	2,525	(356)	21,389
Segment assets	666,858	200,333	30,599	86,256	984,046
	Trade Shows and Conferences	Trade Publications	Marketing Services	Corporate and Other	Totals
	(In thousands)
Six months ended June 30, 2002
Revenues	$98,399	$65,723	$7,671	$2,013	$173,806
Contribution margin	50,787	18,435	3,568	1,502	74,292
Segment assets	678,990	185,384	31,936	71,173	967,483

Six months ended June 30, 2001
Revenues	$119,674	$75,373	$8,646	$1,934	$205,627
Contribution margin	55,309	19,340	4,381	(340)	78,690
Segment assets	666,858	200,333	30,599	86,256	984,046

        Contribution margin is defined as net revenue less cost of production and selling, editorial and circulation costs.

        The reconciliation of total segment contribution margin to consolidated pre-tax income (loss) is as follows (in thousands):

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001
	(Restated)	(Restated)
Total segment contribution margin	$22,808	$21,389
General and administrative	(11,257)	(14,501)
Restructuring charge	—	(252)
Depreciation and amortization	(17,314)	(26,164)
Interest expense	(17,058)	(16,727)
Other income (expense), net	1,193	2,321

Consolidated loss before taxes and minority interests	$(21,628)	$(33,934)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
	(Restated)	(Restated)
Total segment contribution margin	$74,292	$78,690
General and administrative	(23,257)	(29,955)
Restructuring charge	—	(3,789)
Depreciation and amortization	(34,221)	(43,962)
Interest expense	(33,280)	(33,895)
Other income (expense), net	2,235	1,368

Consolidated loss before taxes and minority interests	$(14,231)	$(31,543)

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

        While the adjustments to previously reported financial statements increase our net loss for the three and six months ended June 30, 2002 and 2001, respectively, these adjustments have no impact on net revenue or cash flows for any period, do not impact measurements of EBITDA (defined below) and have no impact on the financial ratio covenants in our debt instruments. See Note 2 in the Notes to our Condensed Consolidated Financial Statements for a summary of the restatement of certain previously issued financial information relating to intangible assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Restated)	(Restated)	(Restated)	(Restated)
In thousands
Net revenue:
Trade shows and conferences	$21,934	$30,110	$98,399	$119,674
Publications	37,049	40,733	65,723	75,373
Marketing services and other	4,913	5,526	9,684	10,580

Total net revenues	63,896	76,369	173,806	205,627
Cost of production and selling:
Trade shows and conferences	13,892	23,006	47,612	64,365
Publications	24,355	28,617	47,288	56,033
Marketing services and other	2,841	3,357	4,614	6,539

Total cost of production and selling	41,088	54,980	99,514	126,937
General and administrative expenses	11,257	14,501	23,257	29,955
Restructuring charge	—	252	—	3,789
Depreciation and amortization	17,314	26,164	34,221	43,962

Operating income (loss)	(5,763)	(19,528)	16,814	984
Other income (expense):
Interest expense, net	(17,058)	(16,727)	(33,280)	(33,895)
Other income (expense)	1,193	2,321	2,235	1,368
Provision (benefit) for income taxes	(510)	(12,317)	(342)	(7,803)
Minority interests	(590)	(614)	(680)	(748)

Loss before extraordinary item and accounting change	$(21,708)	$(22,231)	$(14,569)	$(24,488)

EBITDA	$10,734	$5,865	$50,117	$43,894

Results of Operations

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Net Revenue

        Total net revenue decreased $12.5 million, or 16.3%, to $63.9 million in the second quarter of 2002 from $76.4 million for the second quarter of 2001.

        Net revenue from trade shows and conferences declined $8.2 million, or 27.2%, to $21.9 million for the second quarter of 2002 from $30.1 million in the second quarter of 2001. This decrease was primarily attributable to the cancellation of our iEB internet trade show in our technology market as well as the lag effect of the economic downturn in 2001 on our 2002 events, partially offset by a shift in the timing of when events take place. The downturn in the U.S. economy continued to impact revenue in our trade shows due to our customers' concern over its ongoing impact on their marketing efforts. Revenue for the quarter was also impacted by a net shift in the timing of three trade shows. Two were held in the first quarter of 2001, but moved to the second quarter of 2002 and another event was held in the second quarter of 2001, but moved to the first quarter of 2002. Adjusting second quarter 2001 results for these movements, second quarter 2002 trade show revenue declined by $12.4 million, or 36.0%.

        Net revenue from publications, marketing services and other declined $4.3 million, or 9.3%, to $42.0 million for the second quarter of 2002 from $46.3 million in 2001. Advertising pages decreased approximately 4.3% across our portfolio but the decline was concentrated heavily in our technology and travel sectors, which continue to slump due to the condition of the technology markets and the reduced levels of non-business travel since September 11. Advertising pages increased 3.8% in aggregate across all of our other industry sectors other than travel and technology. We also cancelled several small publications and directories which were published in the second quarter of 2001 offset by revenue from several product launches in the pharmaceutical and health care sectors. Despite early indications of stability in the publishing sector, the economic outlook continues to be challenging, and forward visibility on our advertising revenue and pages is limited, due to the concerns of our customers related to the overall business environment.

Cost of Production and Selling

        Cost of production and selling expenses decreased $13.9 million, or 25.3%, to $41.1 million for the second quarter of 2002 from $55.0 million for the comparable period of 2001.

        Expenses of trade shows and conferences declined $9.1 million, or 39.6%, to $13.9 million for the second quarter of 2002 from $23.0 million in 2001. This decrease was primarily due to the cancellation of our iEB internet trade show, a reduction in variable trade show costs in line with the reduction in trade show revenue and aggressive cost management on staff and discretionary direct trade show costs. Adjusting first quarter 2001 results for movements of events between quarters, trade show and conference expenses in 2002 declined $10.4 million, or 42.7%.

        Expenses of publication, marketing services and other declined $4.8 million, or 14.9%, to $27.2 million in the second quarter of 2002 from $32.0 million in the second quarter of 2001. This decrease was due primarily to savings attributable to our ongoing cost reduction programs, a 15% reduction in paper costs and cost savings associated with cancelled publications.

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

Depreciation and Amortization

        Depreciation and amortization expense decreased $8.9 million to $17.3 million in the second quarter of 2002 from $26.2 million in the second quarter of 2001 primarily due to the adoption in January 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption we discontinued the amortization of goodwill. In the second quarter of 2001 we also began amortizing certain intangible assets on an accelerated declining balance method of amortization, resulting in less amortization in 2002. This decrease was partially offset by the amortization of additional intangible assets. As part of our purchase price allocation related to the Acquisition, approximately $137.6 million of intangible assets were reclassified from goodwill to other intangibles subsequent to the first quarter of 2001.

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

Other Income (Expense)

        Other income declined $1.1 million to $1.2 million in the second quarter of 2002 from $2.3 million in the second quarter of 2001. We reported a non-cash loss of approximately $0.1 million in the second quarter of 2002 related to our foreign currency and interest rate hedging activities, compared to a non-cash gain of approximately $2.0 million in the comparable period of 2001. During the second quarter of 2002 we also recorded a non-cash foreign exchange gain of $1.2 million, compared to $0.4 million in the second quarter of 2001.

Income Taxes

        The income tax benefit decreased $11.8 million to $0.5 million in the second quarter of 2002 from $12.3 million in 2001. The Company's reduced its tax rate in the second quarter of 2001 to reflect the impact of non-deductible goodwill amortization. The tax rate of 2.3% in fiscal 2002 is impacted by the limitation of tax benefits on reported losses to the extent of reversing existing deferred tax liabilities. After utilization of all deferred tax liabilities, a full valuation allowance against all potential deferred tax assets will be provided due to the Company's report losses before tax since the acquisition.

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

        Net revenue from trade shows and conferences declined $21.3 million, or 17.8%, to $98.4 million for the first half of 2002 from $119.7 million in the same period of 2001. This decrease was attributable to declines in our technology sector which continues to suffer from the overall technology market slump; the cancellation of three events in our iEB internet group in the U.S., Europe and Brazil along with several smaller events across our other sectors; and our fashion sector, which was impacted by a difficult apparel retail business environment and by our market repositioning of our east coast fashion events. Revenue for the first half was also impacted by a shift in the timing of trade shows held in the first half of 2001 but not scheduled in the first half of 2002. Adjusting first half results for this movement, first half 2002 trade show revenue declined by $18.5 million, or 15.8%.

        Net revenue from publications, marketing services and other declined $10.6 million, or 12.3%, to $75.4 million for the first half of 2002 from $86.0 million in 2001. Advertising pages decreased approximately 7.8% across our portfolio. The page decline was heavily concentrated in our technology and travel sectors. Advertising pages remained flat across all of our industry sectors other than travel and technology. We also cancelled several small publications and directories which were published in the first half of 2001 offset by revenue from several product launches in the pharmaceutical and health care sectors.

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

        Expenses of publication, marketing services and other declined $10.7 million, or 17.1%, to $51.9 million in the first half of 2002 from $62.6 million in the first half of 2001. This decrease was due primarily to savings attributable to our ongoing cost reduction programs including the restructuring of our internet activities, a reduction in paper costs and cost savings associated with cancelled publications. Printing and postage pricing remained stable during the period. Paper costs have declined 15.0% since January 2002 due to excess industry capacity and low demand. We expect paper prices to experience upward pressure over the next 12 months as economic recovery increases global demand.

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

Depreciation and Amortization

        Depreciation and amortization expense decreased $9.8 million to $34.2 million in the first half of 2002 from $44.0 million in the first half of 2001 primarily due to the adoption in January 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption we discontinued the amortization of goodwill. In the second quarter of 2001 we also began amortizing certain intangible assets on an accelerated declining balance method of amortization, resulting in less amortization in 2002. This decrease was partially offset by the amortization of additional intangible assets. As part of our purchase price allocation related to the Acquisition, approximately $137.6 million of intangible assets were reclassified from goodwill to other intangibles subsequent to the first quarter of 2001.

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

Other Income (Expense)

        Other income increased $0.8 million to $2.2 million in the first half of 2002 from $1.4 million in the first half of 2001. We reported a non-cash gain of approximately $2.0 million in the first half of 2002 related to our foreign currency and interest rate hedging activities, compared to a non-cash gain of approximately $1.4 million in the comparable period of 2001.

Provision (Benefit) for Income Taxes

        The income tax benefit decreased $7.5 million to $0.3 million in the first half of 2002 from $7.8 million in the first half of 2001. The tax rate of 2.3% in fiscal 2002 is impacted by the limitation of tax benefits on reported losses to the extent of reversing existing deferred tax liabilities. After utilization of all deferred tax liabilities, a full valuation allowance against all potential deferred tax assets will be provided due to the Company's report losses before tax since the acquisition

EBITDA

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
99.1 — CEO's Certificate Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
99.2 — CFO's Certificate Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
Item 6(b).	Reports on Form 8-K
A report on Form 8-K was filed by the Company on April 18, 2002 to report an event under Item 4 — Changes in Registrant's Certifying Accountant. No financial statements were filed with such report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSTAR, INC.
December 6, 2002	/s/ DAVID W. MONTGOMERY David W. Montgomery Vice President-Finance, Secretary and Chief Financial Officer

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
SIGNATURES
CERTIFICATION
CERTIFICATION
Exhibit Index