Form 10-Q
period 2003-03-31
ADVANSTAR INC
filed 2003-05-13
CIK 1064243

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2003

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

02116
(Zip Code)

Registrant’s Telephone Number, Including Area Code: (617) 267-6500

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

As of May 13, 2003,  100 shares of the Registrant’s common stock were outstanding.

PART I     FINANCIAL INFORMATION

Advanstar, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$12,317	$19,022
Accounts receivable, net of allowance of $1,224 and $1,049 at March 31, 2003 and December 31, 2002	23,934	23,213
Prepaid expenses	9,602	9,892
Other	1,354	1,483

Total current assets	47,207	53,610

Due from parent	85	53
Property, plant and equipment, net	25,636	26,402

Intangible and other assets:
Goodwill, net	661,632	660,808
Intangibles and other, net	117,502	129,689

Total intangible and other assets, net	779,134	790,497

	$852,062	$870,562

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$17,936	$17,400
Accounts payable	26,794	19,636
Accrued compensation	3,898	6,408
Other accrued expenses	20,902	25,353
Deferred revenue	26,439	53,253

Total current liabilities	95,969	122,050

Long-term debt, net of current maturities	636,760	640,404
Other long-term liabilities	8,384	10,155
Minority interests	10,080	9,782

Commitments and contingencies

Stockholder’s equity:
Common stock, $.01 par value, 10,000 shares authorized; 100 shares issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Capital in excess of par value	310,424	310,424
Accumulated deficit	(202,331)	(213,175)
Accumulated other comprehensive loss	(7,224)	(9,078)

Total stockholder’s equity	100,869	88,171

	$852,062	$870,562

The accompanying notes are an integral part of these consolidated financial statements.

Advanstar, Inc.

Condensed Consolidated Statements of Operations

(In thousands)

	For the Three Months Ended March 31,
	2003	2002

Net revenue	$109,984	$109,910

Operating expenses:
Cost of production	23,296	23,231
Selling, editorial and circulation	35,330	36,663
General and administrative	10,385	10,532
Amortization of other intangibles	10,965	14,426
Depreciation	2,818	2,481

Total operating expenses	82,794	87,333

Operating income (loss)	27,190	22,577

Other income (expense):
Interest expense, net	(16,289)	(16,222)
Other income (expense), net	375	1,042

Income before income taxes, minority interests and cumulative effect of accounting change	11,276	7,397

Provision for income taxes	304	168

Minority interests	(128)	(90)

Income before cumulative effect of accounting change	10,844	7,139

Cumulative effect of accounting change, net of tax and minority interest	—	(66,817)

Net income (loss)	$10,844	$(59,678)

The accompanying notes are an integral part of these consolidated financial statements.

Advanstar, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	For the Three Months Ended March 31,
	2003	2002
Operating activities:
Net loss	$10,844	$(59,678)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Transition goodwill impairment	—	66,817
Depreciation and amortization	13,783	16,907
(Gain) loss on derivative financial instruments	(440)	(902)
Undistributed earnings of minority interest holders	128	90
Noncash interest	4,859	4,156
Loss (gain) on sales of assets and other	37	(1,043)
Provision for bad debts	416	1,021
Changes in operating assets and liabilities	(27,329)	(37,584)
Net cash provided by (used in) operating activities	2,298	(10,216)

Investing activities:
Additions to property, plant and equipment	(2,043)	(1,394)
Acquisitions of publications and trade shows, net of cash acquired	(1)	(11,736)
Net cash used in investing activities	(2,044)	(13,130)

Financing activities:
Proceeds from revolving credit loan	3,000	—
Payments on revolving credit loan	(6,000)	—
Payments of long-term debt	(4,250)	(3,450)
Deferred financing costs	(27)	(1,988)
Net cash (used in) provided by financing activities	(7,277)	(5,438)
Effect of exchange rate changes on cash	318	255
Net (decrease) increase in cash and cash equivalents	(6,705)	(28,529)
Cash and cash equivalents, beginning of period	19,022	44,797
Cash and cash equivalents, end of period	$12,317	$16,268

The accompanying notes are an integral part of these consolidated financial statements.

Advanstar, Inc.

Notes to Condensed Consolidated Financial Statements

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar, Inc., its wholly owned subsidiary, Advanstar Communications Inc. (Communications), and Communications’ majority owned subsidiaries (collectively, Advanstar or the Company) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that all adjustments (except for the cumulative effect of an accounting change recorded in the first quarter of 2002 as discussed in Note 3), consisting solely of normal recurring items, considered necessary for a fair presentation have been included, and that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements, however, should be read in conjunction with the audited financial statements and the related notes, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.  The results of operations for the three month periods ended March 31, 2003 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2003.

2.              Summary of Significant Accounting Policies

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to account for stock options and awards to employees under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

If the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123, net loss would have been increased to the pro forma amounts indicated in the table below (in thousands):

	For the Three Months Ended March 31,
	2003	2002
Net income (loss)—as reported	$10,844	$(59,678)

Less: pro forma stock based employee compensation	(583)	(483)

Net income (loss)—pro forma	$10,261	$(60,161)

Interim Income Tax Expense

The Company determines its quarterly income tax provision based upon an estimated annual effective income tax rate.  In determining the effective income tax rate applicable to interim periods, the Company excludes tax jurisdicitons where no tax expense or benefit is expected for the entire year.

Reclassifications

Certain reclassifications have been made to amounts reported in prior periods in order to conform to the current period presentation.  These reclassifications did not change previously reported operating (loss) income, net loss, cash flows or stockholder’s equity.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The provisions of SFAS No. 143 are effective for the Company in 2003.  The Company has determined that it has no material asset retirement obligations.  Accordingly, the adoption of SFAS No. 143 had no impact on the Company’s financial position, results of operations or cash flows.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.  The adoption of SFAS No. 145 did not have a significant impact of the results of operations or financial position of the Company, but in accordance with the transition provisions, resulted in reclassification of a $2.6 million extraordinary item into the Company’s 2001 income before income taxes, minority interests and cumulative effect of accounting change.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company had no exit or disposal activities as defined by SFAS No. 146 in the first quarter of 2003.  Accordingly, the adoption of SFAS No. 146 had no impact on the Company’s results of operations, financial position, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition Disclosure - an amendment of SFAS No. 123.”  The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002.  The Company has no immediate plans to change to the fair value based method of accounting for stock-based compensation.  The Company has made certain interim stock-based employee compensation disclosures required by SFAS No. 148 beginning in the quarter ended March 31, 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  The recognition provisions of the interpretation are effective for the Company in 2003 and are applicable only to guarantees issued or modified after December 31, 2002.  The adoption of Interpretation No. 45 did not have a significant impact of the results of operations or financial position of the Company.

3.  Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which established new standards related to how acquired goodwill and indefinite-lived intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements.

Effective with the adoption of this standard, the Company no longer amortizes goodwill.  Instead, SFAS No. 142 requires acquired goodwill to be periodically evaluated for impairment.  Upon adoption of the standard, the Company completed a transitional impairment test for its acquired goodwill using a discounted cash flow model.  As a result of the impairment analysis, the Company recorded, a goodwill impairment charge of $70.9 million in the first quarter of 2002.  After minority interest effect of $4.1 million, the net charge was $66.8 million.  This charge was attributable primarily to an impairment of the carrying value of goodwill in our tradeshow operating segment which management believes resulted from a slow-down in the economy and its associated impact on the tradeshow business.  The net charge of $66.8 million was reported as a cumulative effect of a change in accounting principle.  There was no income tax effect associated with this impairment charge.

The changes in the carrying amount of goodwill for the three months ended March 31, 2003, by operating segment, are as follows (in thousands):

	Trade Shows and Conferences	Trade Publications	Marketing Services	Totals
Balance as of December 31, 2002	$492,554	$137,414	$30,840	$660,808
Goodwill acquired or allocated during the period	—	28	—	28
Foreign currency translation	1,086	(298)	8	796
Balance as of March 31, 2003	$493,640	$137,144	$30,848	$661,632

Trade exhibitor and advertiser lists are amortized on an accelerated basis over six and five years, respectively, while subscriber lists and other intangible assets are amortized on a straight-line basis over three to 10 years and consist of the following as of March 31, 2003 and December 31, 2002 (in thousands):

	March 31, 2003	December 31, 2002

Trade exhibitor lists	$161,596	$161,492
Advertiser lists	39,321	39,673
Subscriber lists	23,978	23,978
Other intangible assets	7,919	8,097
Deferred loan costs	23,518	23,488
	256,332	256,728
Accumulated amortization	(138,830)	(127,039)
Total intangible and other assets, net	$117,502	$129,689

Estimated amortization expense of identified intangible assets and other for the remaining nine months of 2003 and for the next five years is as follows: (in thousands):

2003	$33,551
2004	32,852
2005	28,542
2006	14,822
2007	3,420
2008	2,090

4.              Restructuring Charge and Other

In March 2001, the Company announced plans to more tightly focus the activities of its wholly owned subsidiary Advanstar.com, Inc. (Advanstar.com).  These plans had the effect of more closely integrating many of the sales, marketing, technology and operating functions of Advanstar.com with Communications and its core activities in publishing, tradeshows and marketing services.  The restructuring activities were completed by the end of 2001, except for facility lease costs, which continue through June 2010.  The balance of the accrual at March 31, 2003 and December 31, 2002  was $6.3 million and $6.3 million, respectively, which principally represents remaining facility closure costs.

5.              Acquisitions

On January 9, 2002 the Company acquired AIIM International Exposition and Conference for approximately $11.9 million in cash and assumed liabilities.

On October 3, 2002 the Company acquired HT—the Magazine for Healthcare Travel Professionals for approximately $11.1 million in cash and assumed liabilities.

From January 1, 2002 through December 31, 2002, the Company completed two other acquisitions of publishing properties with a cumulative purchase price of $1.0 million

The acquisitions discussed above have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of the acquisitions.  The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill.  Certain of the assets and liabilities acquired in connection with these 2002 acquisitions were recorded based upon preliminary estimates as of the dates of acquisition.  The Company does not believe the final allocation of purchase price will be materially different from preliminary allocations.  Any changes to the preliminary estimates during the allocation period will be reflected as an adjustment to goodwill.  Results of operations for these acquisitions have been included in the accompanying consolidated financial statements since their respective dates of acquisition.  The pro forma operating results related to the acquisitions are immaterial.

6.              Financial Derivative Instruments

The Company uses derivative instruments to manage exposure to interest rate and foreign currency risks.  The Company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impact of these exposures.

Interest Rate Risk

Variable rate debt instruments are subject to interest rate risk.  The Company has entered into interest rate collar agreements with remaining maturities of 11 months to manage its exposure to interest rate movements on a portion of its variable rate debt obligations.  The effective portion of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income in stockholder’s equity and is recognized in earnings as the underlying interest expense is incurred.  The ineffective portion of the interest rate collar agreements is recognized in current earnings.

Foreign Currency Risk

Certain forecasted transactions are exposed to foreign currency risk.  Foreign currencies hedged are the Euro, British Pound Sterling and the Brazilian Real.  Forward contracts are used to manage the exposure associated with forecasted international revenue transactions for up to nine months in the future and are designated as cash flow hedging instruments.  Changes in fair value of these instruments are reported as a component of accumulated other comprehensive income in stockholder’s equity and are recognized in earnings as the underlying revenue is recognized.  Forward contracts not designated as hedging instruments under SFAS No. 133 are also used to manage the impact of the variability in exchange rates.  Changes in the fair value of these foreign exchange contracts are recognized in current earnings.

At March 31, 2003, the Company had foreign exchange derivative contracts to sell with a notional amount totaling $9.2 million and to buy totaling $3.3 million.  The estimated fair value of the foreign exchange contracts based upon market quotes was a net liability of $0.1 million at March 31, 2003.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the effects of FAS 133 on the Company’s accumulated other comprehensive income as of March 31, 2003 and 2002 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Accumulated other comprehensive income (loss) balance at December 31, 2002	$(4,350)	$—	$(4,350)

Unwound from accumulated other comprehensive income (loss) during the period	1,363	—	1,363

Mark to market hedge contracts	(451)	(69)	(520)

Accumulated other comprehensive income (loss) balance at March 31, 2003	(3,438)	(69)	(3,507)

Accumulated other comprehensive income (loss) balance at December 31, 2001	$(4,189)	$5	$(4,184)

Unwound from accumulated other comprehensive income (loss) during the period	1,218	(5)	1,213

Mark to market hedge contracts	1,098	—	1,098

Accumulated other comprehensive income (loss) balance at March 31, 2002	$(1,873)	$—	$(1,873)

At March 31, 2003, the Company estimates that it will reclassify out of accumulated other comprehensive income approximately $3.5 million of deferred losses into earnings within the next 12 months.

The fair value of the Company’s derivatives was a net liability position of $5.3 million and $6.6 million at March 31, 2003 and December 31, 2002, respectively, of which $5.3 million and $5.8 million is included in accrued liabilities at March 31, 2003 and December 31, 2002, respectively, and $0.8 million is included in other long-term liabilities at December 31, 2002, in the accompanying condensed consolidated balance sheets.

Statement of Operations

The following tables summarize the effects of SFAS No. 133 on the Company’s statement of operations related to the ineffective portion of the Company’s interest rate collar agreements and changes in the fair value of foreign exchange contracts not designated as hedging instruments for the three months ended March 31, 2003 and 2002 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Three months ended March 31, 2003
Other income (expense)	$532	$(89)	$443

Total statement of operations impact before taxes	$532	$(89)	$443

Three months ended March 31, 2002
Other income (expense)	$126	$776	$902

Total statement of operations impact before taxes	$126	$776	$902

7.              Debt

Credit Facility

The credit facility (the Credit Facility) consists of (i) $415 million of term loans A and B payable in quarterly installments through April 11, 2007 and October 11, 2008, respectively and (ii) $80.0 million of revolving loan availability through April 11, 2007.  The Credit Facility contains restrictive covenants which require us to, among other things, maintain a maximum quarterly leverage ratio  and a minimum fixed charge ratio (as defined).  As a result of the economic slowdown continuing into 2003, we did not anticipate that we would meet the leverage ratio requirement as of the first quarter of 2004.  Accordingly, the Company sought and obtained an amendment to the Credit Facility in April 2003 which provided for certain revisions to our maximum leverage ratio in 2003 and 2004.  The amendment provides for a maximum leverage ratio of 6.50:1 for the second quarter of  2003, increasing to 6.75:1 for the third quarter of 2003 through the second quarter of 2004 and then declining on a quarterly basis to 6.25:1 in the fourth quarter of 2004.  Thereafter, the maximum ratio is 4.00:1.  The amendment also increases the applicable margin (as defined) on amounts borrowed by 50 basis points.  Although there can be no assurance, we believe that we will be able to comply with the amended financial covenants contained in the Credit Facility in 2003 and 2004.

Borrowings under the Credit Facility are collateralized by substantially all of the Company’s assets.  In addition, as of March 31, 2003, the Company has interest rate protection agreements for a notional amount of $150 million that effectively guarantee that the Company’s interest rate on $150 million of the Company’s Credit Facility will not exceed 10.17 percent, nor be less than 9.00 percent.  The Company includes net amounts paid or received under the interest rate protection agreements as a component of interest expense.  At March 31, 2003, the Company had approximately $43.3 million of borrowings available under the Credit Facility, subject to terms and conditions specified therein.

Senior Subordinated Debt and Discount Notes

The $160.0 million unsecured, 12 percent senior subordinated notes due 2011 (the Notes) bear interest payable semiannually on February 15 and August 15 of each year.  The Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by Communications and its wholly owned domestic subsidiaries.  The financial covenants under the Notes include ratio limitations on certain asset dispositions, payments, debt incurrence, dividends and other restricted payments.

The senior discount notes due October 2011 (the Discount Notes) with a principal amount at maturity of $171.8 million bear interest at 15 percent, payable semiannually beginning October 2005, and have an implied yield to maturity of approximately 17.2 percent.  The notes are redeemable at Advanstar, Inc.’s option at specified premiums through 2007 and at par thereafter.  The notes may also be redeemed at a premium upon a qualifying change of control of Advanstar, Inc.

The Discount Notes do not require cash interest payments until 2006 and contain restrictive covenants that, among other things, limit Advanstar, Inc.’s ability and that of its subsidiaries to incur debt, pay dividends and make investments.  However, since Advanstar, Inc. is a holding company and its subsidiaries serve as its only source of cash flow, it’s ability to pay interest on these notes will be dependent upon the receipt of dividends from its subsidiaries.  The Credit Facility and the Notes impose substantial restrictions on Advanstar, Inc.’s subsidiaries’ ability to pay dividends to Advanstar, Inc.  Additionally, the Discount Notes are not guaranteed by Advanstar, Inc.’s subsidiaries.

Accretion of the debt discount on the Discount Notes was approximately $4.1 million and $3.5 million during the three months ended March 31, 2003 and 2002, respectively.  These amounts are included in interest expense in the respective accompanying condensed consolidated statements of operations.

Long-term debt consists of the following (in thousands):

	March 31, 2003	December 31, 2002

Term loan A, interest at LIBOR plus 3.25%; 4.54% at March 31, 2003, due quarterly through April 11, 2007	$71,250	$75,000
Term loan B, interest at LIBOR plus 4.00%; 5.43% at March 31, 2003, due quarterly through October 11, 2008	280,800	280,800
Revolving credit loan, interest at LIBOR plus 3.25%; 4.59% at March 31, 2003, due April 11, 2007	34,100	37,100
Senior subordinated notes, interest at 12.00%, due 2011	160,000	160,000
Senior discount notes, interest at 15.00%, due October 11, 2011, net of unamortized discount of $67,546 and $71,688 at March 31, 2003 and December 31, 2002, respectively	104,246	100,104
Acquisition note payable, interest at 5.50%, due monthly through 2004	3,500	4,000
Acquisition note payable, interest at 6.00%, due April 1, 2004	800	800

	654,696	657,804
Less current maturities	(17,936)	(17,400)

	$636,760	$640,404

8.              Comprehensive Income

The table below presents comprehensive income (loss), defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended March 31,
	2003	2002

Net income (loss)	$10,844	$(59,678)
Change in cumulative translation Adjustment	1,011	(574)
Change in unrealized losses on derivative financial instruments	843	2,311

Comprehensive income (loss)	$12,698	$(57,941)

9.              Segments

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and has three reportable segments: trade shows and conferences, trade publications and marketing services.

The Company evaluates the performance of, and allocates resources to, its segments based on contribution margin – defined as net revenue less cost of production and selling, editorial, and circulation costs.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  There are no intersegment sales or transfers.  Segment assets are primarily intangible assets, prepaid expenses and accounts receivable.  Revenues, contribution margins and segment assets of the Company’s reportable segments are as follows (in thousands):

	Trade Shows and Conferences	Trade Publications	Marketing Services	Corporate and Other	Total
Three months ended March 31, 2003
Revenues	$74,086	$31,515	$3,491	$892	$109,984
Contribution margin (loss)	41,414	8,970	1,170	(196)	51,358
Segment assets	580,304	180,263	32,361	59,134	852,062

Three months ended March 31, 2002
Revenues	76,465	28,674	3,576	1,195	109,910
Contribution margin (loss)	42,745	5,741	1,589	(59)	50,016
Segment assets	617,542	185,730	31,638	78,540	913,450

The reconciliation of total segment contribution margin to consolidated (loss) income before taxes, minority interests, extraordinary item and cumulative effect of accounting change is as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Total segment contribution margin	$51,358	$50,016
General and administrative expense	(10,385)	(10,532)
Depreciation and amortization	(13,783)	(16,907)
Other expense (primarily interest)	(15,914)	(15,180)

Consolidated income before taxes, minority interest and cumulative effect of effect of accounting change	$11,276	$7,397

10.       Related-Party Transactions

Financial Advisory Fees

The Company has agreed to pay CSFB an annual advisory fee of $0.5 million until the earlier of (i) an initial public offering of Holdings, (ii) the date when the DLJ Merchant Banking funds own less than 16 2/3 percent of the shares of Holdings’ common stock held by them on the closing date of the DLJ Acquisition or (iii) October 11, 2005.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned not to place undue reliance on these forward-looking statements, including statements about plans and objectives of management and market growth and opportunity.  These forward-looking statements are neither promises or guarantees and involve risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements.  You should not expect that these forward-looking statements will be updated or supplemented as a result of changing circumstances or otherwise, and we disavow and disclaim any obligation to do so.  Important cautionary statements and risk factors that would affect actual results are discussed in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission, including those under the caption entitled “Certain Factors Which May Affect Future Results” in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

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

In addition to our trade shows, trade publications and marketing services, we deliver our integrated B-to-B marketing communications products and services to our customers using the internet, which we conduct through our separate subsidiary, Advanstar.com. For discussion purposes, we have included our internet activity in our marketing services segment.

Trade shows and conferences accounted for approximately 67% and 70% of total revenue in the three months ended March 31, 2003 and 2002, respectively. Trade publications accounted for approximately 29% and 26% of total revenue in the three months ended March 31, 2003 and 2002, respectively, while marketing services accounted for approximately 4% and 4% of total revenue in the three months ended March 31, 2003 and 2002, respectively. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC trade shows and our other large trade shows and conferences. Because trade shows and conferences revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

Recent Developments

Our business and results of operations in the three months ended March 31, 2003 continue to be significantly impacted by the recession in the U.S. economy, particularly in our Information Technology & Communications trade shows and publications and our Travel & Hospitality publications.

We continue to see early indications of stabilization in advertising in many of our markets, except for continuing downward pressure in our technology and travel markets.  Advertising pages grew approximately 5.6% and revenue per page increased approximately 2.8% across our portfolio in the first quarter of 2003 compared with the first quarter of 2002.  Advertising pages increased 15.9% in the first quarter of 2003 across all sectors other than technology and travel, due in part to market share gains resulting in a 17.4% revenue increase in these other sectors and in part to the acquisition in the fourth quarter of 2002 of HT – the Magazine for Healthcare Travel Professionals. While we see this positive trend continuing in 2003, the economic outlook in the publishing sector continues to be challenging, and forward visibility on our advertising revenue and pages is limited, due to the concerns of our customers related to the overall business environment.  Our travel publications remain highly sensitive to cutbacks in destination and vacation travel advertising in response to concern over terrorism and possible further unrest in the Middle East and in other regions of the world and the impact on travel due to the recent SARS outbreak.

Our trade show segment continues to be negatively impacted by the economic recession.  Our trade shows directed to the technology sector continue to suffer from the overall curtailment of spending in technology markets, which impacts marketing spending by our customers.  We expect any improvement in the performance of our trade show segment to lag behind any general economic recovery, just as it lagged the downturn in the economy going into recession beginning in late 2000. Our trade shows remain sensitive to cutbacks in travel in response to concern over terrorism and possible further conflict in the Middle East and in other regions of the world and the impact on travel due to the recent SARS outbreak.

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

Our Credit Facility contains restrictive covenants which require us to, among other things, maintain a maximum quarterly leverage ratio and a minimum fixed charge ratio (as defined).  As a result of the economic slowdown continuing into 2003, we did not anticipate that we would meet the leverage ratio requirement as of the first quarter of 2004.  Accordingly, we sought and obtained an amendment to the Credit Facility in April 2003 which provided for certain revisions to our maximum leverage ratio in 2003 and 2004.  The amendment provides for a maximum leverage ratio of 6.50:1 for the second quarter of  2003, increasing to 6.75:1 for the third quarter of 2003 through the second quarter of 2004 and then declining on a quarterly basis to 6.25:1 in the fourth quarter of 2004.  Thereafter, the maximum ratio is 4.00:1.  The amendment also increases the applicable margin (as defined) on amounts borrowed by 50 basis points.  Although there can be no assurance, we believe that we will be able to comply with the amended financial covenants contained in the Credit Facility in 2003 and 2004.

Presentation of Financial Information

Acquisitions and Joint Ventures

Since May 31, 1996, we have completed 35 acquisitions and joint venture agreements, four of which were completed in 2002. There have been no acquisitions completed during the three months ended March 31, 2003.

•                  From January 1, 2002 through December 31, 2002 we completed the acquisitions of AIIM International Exposition and Conference, HT – the Magazine for Healthcare Travel Professionals and several smaller publications for a cumulative purchase price totaling $24.0 million in cash and assumed liabilities.

We have accounted for our acquisitions under the purchase method of accounting.  Accordingly, our results of operations include the effect of these acquisitions from the date of purchase.  The pro forma operating results of the acquisitions are not material relative to our operating results.

 Goodwill Impairment

In connection with the adoption of FAS 142, we recorded a goodwill impairment charge of $66.8 million, net of minority interest effect of $4.1 million, in the first quarter of 2002, attributable primarily to an impairment of the carrying value of goodwill. The charge is reported as a cumulative effect of a change in accounting principle.  There is no impairment of goodwill recorded in the first quarter of 2003.

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

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Revenue Recognition. We recognize revenue as discussed in the “—Sources of Revenue” section above.  The balance of deferred revenue at March 31, 2003 was $21.0 million and $5.3 million for trade shows and trade publications, respectively.  On a relative basis, our deferred revenue reaches its highest levels during the second and fourth quarters of the year largely due to the timing of the MAGIC trade shows and our other large trade shows and conferences.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The balance of the allowance for doubtful accounts at March 31, 2003 and December 31, 2002 was $1.2 million and $1.0 million, respectively.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  At March 31, 2003 we have recorded a valuation allowance to offset the deferred tax benefit associated with net operating loss carryforwards in foreign tax jurisdictions and to offset the net deferred tax assets of  the Company because we believe realization of these benefits is not more likely than not. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, a reduction in the net valuation allowance would result in an income tax benefit and would increase income in the period such determination was made.

Amortization of Intangible Assets.  Trade exhibitor and advertiser lists are amortized on a double-declining balance method over 6 years and 5 years, respectively.  Subscriber lists and other intangible assets are being amortized on a straight-line method over 3 to 10 years.  We amortize intangible assets on a basis which corresponds to our projections of future cash flows directly related to these intangible assets.  The estimates that are included in our projections of future cash flow are based upon the best available information at the time we determine useful life and amortization methods.  A change in circumstances could result in a determination that the related assets are impaired and impairment charges to reduce the carrying value of intangible assets may be necessary.

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

Under SFAS No. 142, we evaluate goodwill for impairment using a two-step test based upon a fair value approach.  The first step is used to identify a potential impairment through an estimate of the fair value of certain of our reporting units (as defined by SFAS No. 142), while the second step calculates the amount of impairment, if any.  Additionally, goodwill will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.  We determine the fair value of our reporting units by application of a discounted cash flow analysis.  We make estimates that are included in our discounted cash flow analyses based upon the best available information at the time that the determinations of fair value are made.  If circumstances change, our estimates of fair value will also change and could result in a determination that additional impairment charges to reduce the carrying value of goodwill are necessary.

Selected Financial Data

The following table sets forth selected statements of operations and other financial data.

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Income Statement Data:
Net Revenue
Trade Shows and conferences	$74,086	$76,465
Publications	31,515	28,674
Marketing services and other	4,383	4,771

Total net revenues	109,984	109,910

Cost of production and selling
Trade Shows and conferences	32,672	33,720
Publications	22,545	22,933
Marketing services and other	3,409	3,241

Total cost of production and selling	58,626	59,894

General and administrative expenses	10,385	10,532
Depreciation and amortization	13,783	16,907

Operating income	27,190	22,577
Other income (expense):
Interest expense	(16,289)	(16,222)
Other income (expense), net	375	1,042

Income before income taxes and minority interests	11,276	7,397
Provision for income taxes	304	168
Minority interests	(128)	(90)

Income before cumulative effect of accounting change	$10,844	$7,139

Cash flows provided by (used in):
Operating activities	$2,298	$(10,216)
Investing activities	(2,044)	(13,130)
Financing activities	(7,277)	(5,438)

Other Data:
EBITDA	$40,858	$39,383
Capital expenditures	(2,043)	(1,394)

We define “EBITDA” as operating income plus amortization and depreciation less amounts attributable to minority interest.  EBITDA is a key liquidity measure but should not be construed as an alternative to cash flows from operating activities or operating income (as determined in accordance with generally accepted accounting principles (GAAP)) or as a measure of our profitability or performance. We provide information about EBITDA because we believe it is a useful way for us and our investors to measure our ability to satisfy cash needs, including interest payments on our debt, taxes and capital expenditures.  GAAP requires us to provide information about cash flow generated from operations.  However, GAAP cash flow from operations is reduced by the amount of interest and tax payments and also takes into account changes in net current liabilities (e.g., changes in working capital) that do not impact net income.  Because changes in working capital can reverse in subsequent periods, and because we want to provide information about cash available to satisfy interest and income tax expense (by showing our cash flows before deducting interest and income tax expense), we are also presenting EBITDA information.  Our definition of EBITDA does not take into account our working capital requirements, debt service requirements or other commitments.  Accordingly, EBITDA is not necessarily indicative of amounts that may be available to us for discretionary purposes.  Our method of computation may not be comparable to other similarly titled measures of other companies.  Our management uses EBITDA to determine our compliance with key financial covenants under our existing Credit Facility, which impact the amount of indebtedness we are permitted to incur.  The definition of EBITDA in our existing Credit Facility is based, in part, on our EBITDA and includes other adjustments described in our credit agreement.

The following table reconciles our EBITDA to cash flow provided by operating activities for each period presented (in thousands):

	Three Months Ended March 31,
	2003	2002
	(in thousands)
EBITDA	$40,858	$39,383
Depreciation and amortization	(13,783)	(16,907)
Minority interests (excluding depreciation and amortization)	115	101

Operating income	27,190	22,577

Interest expense	(16,289)	(16,222)
Other income (expense), net	375	1,042
Benefit (provision) for income taxes	(304)	(168)
Minority interests	(128)	(90)
Cumulative effect of accounting change, net of tax and monority interest	—	(66,817)

Net income (loss)	10,844	(59,678)

Transition goodwill impairment	—	66,817
Depreciation and amortization	13,783	16,907
Other non cash items	5,000	2,301
Changes in operating assets and liabilities	(27,329)	(36,563)

Net cash provided by (used in) operating activities	$2,298	$(10,216)

Results of Operations

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

Net Revenue

Total net revenue increased $0.1 million, or 0.1%, to $110.0 million for the quarter ended March 31, 2003 from $109.9 million for the comparable period in 2002.

Revenue from trade shows and conferences declined $2.4 million, or 3.1%, to $74.1 million in the first quarter of 2003 from $76.5 million in the first quarter of 2002.  This decrease was primarily attributable to a shift in the timing of four events, declines in our events that serve the technology market, and one less event held in our group serving the beauty market.  In the first quarter of 2002 we held two events which were moved to the second quarter of 2003 and one event which has been moved to the fourth quarter of 2003.  We also held one event in the first quarter of 2003 which was last held in 2001.  The decline was partially offset by several trade show launches during the quarter.  Revenue for our spring MAGIC events increased approximately $1.5 million, or 5.1%, compared to the spring 2002 events, primarily due to an increase in the price per square foot charged to exhibitors.  Attendance at our spring MAGIC events increased 2.9% while square feet declined 3.8% over the spring 2002 events.  Our trade shows serving the technology market continue to suffer from the overall curtailment of spending in technology, which impacts marketing spending by our customers.  Revenue from our events serving the technology market declined $3.2 million, or 34.8%, from the first quarter 2002 events.  Total tradeshow square feet increased approximately 4.3% across all markets other than technology.

Revenue from trade publications and related marketing services increased $2.5 million, or 7.3%, to $35.9 million for the first quarter of 2003 from $33.4 million for the first quarter last year.  Advertising pages increased approximately 5.6% and revenue per page increased approximately 2.8% across much of our portfolio, most heavily concentrated in publications serving the pharmaceutical, healthcare and automotive markets.  Our acquisition late in 2002 of Healthcare Traveler also contributed to this increase.  Our magazines serving the technology and travel markets continue to suffer from the overall economic environment as advertising pages continued to decline in these markets.  Advertising pages increased 15.9% across all markets other than technology and travel, primarily due to market share gains, resulting in a 17.4% revenue increase in these other markets.

Cost of production and selling

Cost of production and selling expenses declined $1.3 million, or 2.1%, to $58.6 million for the first quarter of 2003 from $59.9 million in the corresponding period of 2002.

Expenses of trade shows and conferences declined $1.0 million, or 3.1%, to $32.7 million for the first quarter of 2003 from $33.7 million for the first quarter of 2002.  This decrease was primarily due to a shift in the timing of four events discussed above and was partially offset by the launch of several trade shows during the quarter.

Expenses of trade publications and marketing services declined $0.2 million, to $26.0 million for the first quarter of 2003 from $26.2 million for the first quarter of 2002.  Operating costs increased as a result of our acquisition of Healthcare Traveler, in October 2002, and increases in sales staff resources dedicated to developing our small space advertiser page opportunities.  These additional costs were offset by savings attributable to our ongoing cost reduction programs.

General and administrative expenses

General and administrative expenses declined $0.1 million, to $10.4 million for the first quarter of 2003 from $10.5 million for the first quarter of 2002.  The full period effect of our cost reduction programs undertaken in 2001 and 2002, including reductions in travel and other operating costs, and reorganization of certain support functions and processes is reflected in both the first quarter of 2002 and 2003 operating results.

Depreciation and amortization

Depreciation and amortization expense declined approximately $3.1 million to $13.8 million for the first quarter of 2003 from $16.9 million in 2002 primarily due to the effect of the declining balance method of accelerated amortization on our exhibitor and advertiser lists, partially offset by additional amortization related to acquisitions and fixed asset additions.

Interest expense

Interest expense increased $0.1 million, to $16.3 million for the first quarter of 2003 from $16.2 million in the comparable period of 2002 due to increased accretion of our Discount Notes, partially offset by a decrease in our weighted-average debt outstanding of approximately $17.6 million and a decrease in our weighted average interest rate of approximately 30 basis points.

Effective April 15, 2003 we amended our Credit Facility in order to gain covenant relief in 2004.  The amendment provides for a 50 basis point increase in the applicable margin (as defined), effectively increasing  the interest rate on our Credit Facility.  Approximately $164.3 million of our total debt is at a fixed rate through coupon rates on our senior subordinated notes with an additional $150.0 million covered by our interest rate protection agreements, which expire in 2004.  A 100 basis point increase in interest rates on variable rate debt would result in an increase in annual interest expense of $3.9 million.

Other income (expense), net

Other income decreased $0.6 million to $0.4 million for the first quarter of 2003 from $1.0 million in 2002.  This decrease was primarily a result of a decrease in non-cash gains related to our foreign currency and interest rate hedging activities.

Provision (benefit) for income taxes

Our tax provision in the first quarter of 2003 relates to income taxes in certain foreign jurisdictions.  We recorded no income tax benefit related to the net operating loss we expect to generate during 2003 because we will establish a valuation allowance to offset any related tax benefits, due to uncertainty about realization of these benefits.  Our tax benefit in the first quarter of 2002 was recorded at a rate less than the applicable statutory rates primarily because we recorded a valuation allowance to offset the portion of the benefits associated with net operating losses we generated in 2002, for which realization was not likely.

Cumulative effect of accounting change

In connection with the adoption of FAS 142, “Goodwill and Other Intangible Assets”, we recorded a goodwill impairment charge of $66.8 million, net of minority interest effect of $4.1 million,  in the first quarter of 2002, attributable primarily to an impairment of the carrying value of goodwill related to the Acquisition.

Liquidity and Capital Resources

The following discussion presents our liquidity and capital resources on a consolidated basis, including our subsidiaries.

Our cash flow provided by operating activities and EBITDA for the first quarter of 2003 was approximately $2.3 million and $40.9 million, respectively.  EBITDA increased approximately $1.5 million from $39.4 million for the first quarter of 2002, due primarily to the increase in operating income as discussed above.

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

Our principal source of cash is dividends from Advanstar Communications Inc. The Credit Facility and senior subordinated notes described below are obligations of Advanstar Communications Inc. and impose limitations on its ability to pay dividends to us. We believe that Advanstar Communications’ debt instruments will permit it to supply us with sufficient cash to meet the cash needs referred to above for the next several years. However, if that is not the case, we would not be able to satisfy those needs, because we have no other source of cash other than dividends from Advanstar Communications. We would then be required to secure alternate financing, which may not be available on acceptable terms, or at all.

Advanstar Communications principal cash needs are for debt service, capital expenditures and strategic acquisitions, as well as to provide us with cash to finance our cash needs. Its principal sources of liquidity will be cash flow from operations and borrowings under its Credit Facility.

Debt service.  As of March 31, 2003, we had total indebtedness of $654.7 million and approximately $43.3 million of borrowings available under our Credit Facility, subject to customary conditions. During the quarter ended March 31, 2003 we made net principal payments on our term loan A and revolving credit facility of $4.3 million and $3.0 million, respectively.  We also made interest payments of $16.2 million.

Credit Facility. The term loan facility under the Credit Facility consists of a $100.0 million amortizing term loan A maturing April 11, 2006 and a $315.0 million amortizing term loan B maturing October 11, 2008. The Credit Facility also includes an $80.0 million revolving credit facility. The revolving credit facility will terminate in April, 2007. The Credit Facility may be increased by up to $50.0 million at our request, with the formal prior consent of the lenders or other financial institutions providing the increase. However, there can be no assurance that this consent would be obtained if requested.  The balances outstanding on our term loans A and B and our revolving credit facility at March 31, 2003 were $71.3 million, $280.8 million and $34.1 million, respectively.

Borrowings under the Credit Facility generally bear interest based on a margin over, at our option, the base rate or the reserve-adjusted London-interbank offered rate (LIBOR). The applicable margin for revolving credit loans and term loan A will vary based upon our ratio of consolidated debt to EBITDA, as defined in the Credit Facility and, after giving effect to the amendment discussed below, is currently 3.75% over LIBOR and 2.50% over the base rate.  The applicable margin for term loan B varies based upon our credit ratings and is currently 4.50% over LIBOR and 3.25% over the base rate. Our obligations under the Credit Facility are guaranteed by Advanstar Holdings Corp., our ultimate parent company, and all our existing and future domestic subsidiaries and are collateralized by substantially all of the assets of our company and the subsidiary guarantors, including a pledge of the capital stock of all our existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by our company or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of Advanstar, Inc., our company and our domestic subsidiaries, a pledge of our company’s and Advanstar IH, Inc.’s capital stock by our parent company, and a pledge of our parent company’s capital stock by Advanstar Holdings Corp.

Our Credit Facility contains restrictive covenants which require us to, among other things, maintain a maximum quarterly leverage ratio and a minimum fixed charge ratio (as defined).  As of March 31, 2003, we were in compliance with these covenants.

As a result of the economic slowdown continuing into 2003, we did not anticipate that we would meet the leverage ratio requirement as of the first quarter of 2004.  Accordingly, we sought and obtained an amendment to the Credit Facility in April 2003 which provided for certain revisions to our maximum leverage ratio in 2003 and 2004.  The amendment provides for a maximum leverage ratio of 6.50:1 for the second quarter of  2003, increasing to 6.75:1 for the third quarter of 2003 through the second quarter of 2004 and then declining on a quarterly basis to 6.25:1 in the fourth quarter of 2004.  Thereafter, the maximum ratio is 4.00:1.  The amendment also increases the applicable margin (as defined) on amounts borrowed by 50 basis points.  Additionally, in the second quarter of 2003 we paid an amendment fee of 75 basis points, paid to consenting lenders on their proportionate share of the total facility, plus other customary fees and expenses, totaling approximately $3.9 million.  Although there can be no assurance, we believe, based on our anticipated performance and expected economic conditions, that we will be able to comply with the amended financial covenants contained in the Credit Facility in 2003 and 2004.

Senior subordinated notes.  Advanstar Communications’ 12.00% senior subordinated notes mature in 2011 and are guaranteed by each of Advanstar Communications’ existing and future domestic restricted subsidiaries. Interest on the notes is payable semi-annually in cash. The notes contain covenants and events of default that, among other things, limit Advanstar Communications and its subsidiaries’ ability to incur debt, pay dividends and make investments.

Senior discount notes.  We issued senior discount notes due October 2011 with a principal amount at maturity of $103.2 million. These notes do not require cash interest payments until 2006 and contain restrictive covenants that, among other things, limit our ability and that of our subsidiaries to incur debt, pay dividends and make investments. However, we are a holding company and our ability to pay interest on these notes will be dependent upon the receipt of dividends from our subsidiaries. The Credit Facility and the senior subordinated notes impose substantial restrictions on our subsidiaries’ ability to pay dividends.

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

On a relative basis, our revenue reaches its highest levels during the first and third quarters of the year largely due to the timing of the MAGIC trade shows and our other large trade shows and conferences.  This seasonality, when combined with the shift in the timing of when events take place from year to year, may have a significant effect on our quarterly deferred revenue and working capital balances.

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

Cash flows from operating activities. Net cash provided by operations was $2.3 million for the first quarter of 2003, derived primarily from our net income of $10.8 million adjusted for amortization and depreciation of $13.8 million, other non-cash items totaling approximately $5.0 million, partially offset by a use of cash caused by movements in our working capital of $27.3 million.

Net cash provided by operations increased $12.5 million to $2.3 million for the first quarter of 2003. Operating income increased $4.6 million from the first quarter of 2002 to the first quarter of 2003.  This increase was offset by certain non-cash charges included in operating income, primarily depreciation and amortization, of approximately $3.1 million.  Cash generated from our working capital increased $11.0 million during the quarter from the first quarter of 2002 due largely to the timing of payments on accounts payable and cash collections related to future events.

Cash flows used in investing activities. Net cash used in investing activities declined $11.1 million to $2.0 million for the first quarter of 2003, from $13.1 million for the first quarter of 2002.  This decline was principally due to significantly decreased acquisition activity, partially offset by increased capital expenditures.

Capital expenditures increased $0.7 million during the period to $2.0 million compared to $1.3 million in 2002.  We anticipate that we will spend approximately $6.1 million on capital expenditures in 2003, primarily for expenditures related to our desktop computers and management information systems. We believe that this amount of capital expenditures will be adequate to grow our business according to our business strategy and to maintain the key trade shows, publications and business of our continuing operations.

Cash used for acquisitions for the first quarter of 2003 decreased $11.7 million relative to the same period of 2002 because we had no acquisitions in the first quarter of 2003.  Our business strategy includes the consummation of strategic acquisitions. In connection with any future acquisitions, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments. Consistent with our longstanding strategy, we continue to pursue potential acquisitions of complementary businesses.

Cash flows from financing activities. Cash flows used in financing activities increased $1.8 million to $7.3 million for the first quarter of 2003 from the first quarter of 2002. Scheduled debt repayments on our term A notes increased $0.8 million over 2002 levels.  We also repaid a net $3.0 million on our revolving credit facility during the quarter.  These increases were partially offset by $2.0 million of fees paid to our senior lenders for our Credit Facility amendment in March 2002.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The provisions of SFAS No. 143 are effective for the Company in 2003.  The Company has determined that it has no material asset retirement obligations.  Accordingly, the adoption of SFAS No. 143 had no impact on the Company’s financial position, results of operations or cash flows.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.  The adoption of SFAS No. 145 did not have a significant impact of the results of operations or financial position of the Company, but in accordance with the transition provisions, resulted in reclassification of a $2.6 million extraordinary item into the Company’s 2001 income before income taxes, minority interests and cumulative effect of accounting change.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company had no exit or disposal activities as defined by SFAS No. 146 in the first quarter of 2003.  Accordingly, the adoption of SFAS No. 146 had no impact on the Company’s results of operations, financial position, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition Disclosure - an amendment of SFAS No. 123.”  The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002.  The Company has no immediate plans to change to the fair value based method of accounting for stock-based compensation.  The Company has made certain interim stock-based employee compensation disclosures required by SFAS No. 148 beginning in the quarter ended March 31, 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  The recognition provisions of the interpretation are effective for the Company in 2003 and are applicable only to guarantees issued or modified after December 31, 2002.  The adoption of Interpretation No. 45 did not have a significant impact of the results of operations or financial position of the Company.

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

Interest Rates.  We rely significantly on variable rate and fixed rate debt in our capital structure.  At March 31, 2003, we had fixed rate debt of $164.3 million and variable rate debt of $386.2 million.  The pre-tax earnings and cash flows impact for the next year resulting from a 100 basis point increase in interest rates on variable rate debt would be a reduction of pre-tax earnings of $1.0 million for the three months ended March 31, 2003, holding other variables constant and excluding the impact of our interest rate protection agreements. Under the Credit Facility, we are required to enter into interest rate protection agreements that have the effect of causing at least half of the outstanding term loan borrowings and Notes to be fixed-rate borrowings. We have entered into agreements, expiring in the first quarter of 2004, to cap the interest rate on $150.0 million of borrowings under our Credit Facility, which would have the effect of reducing the impact of interest rate increases on our earnings and cash flows.

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

A portion of our assets are based in our foreign locations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income (loss). Accordingly, our consolidated stockholder’s equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

Our strategy for management of currency risk relies primarily upon conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of March 31, 2003, there were open foreign exchange derivative contracts to sell with a notional amount totaling $9.2 million and to buy with a notional amount totaling $3.3 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net liability of approximately $0.1 million.  The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to an additional loss of approximately $0.7 million. Actual results may differ.

ITEM 4.  Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report.  Based on this evaluation, they concluded that, as of the evaluation date, the disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

(b)   Changes in internal controls.

There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the evaluation of the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II	OTHER INFORMATION

Item 5.	Submissions of Matters to a Vote of Security Holders.

None

Item 6.	Exhibits and Reports on Form 8-K

Item 6(a).	Exhibits
99.1 - CEO’s Certificate Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
99.2 - CFO’s Certificate Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

Item 6(b).	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSTAR, INC.

May 13, 2003	/s/ DAVID W. MONTGOMERY
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

(4)          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)          Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Robert L. Krakoff
Robert L. Krakoff
Chief Executive Officer

Date: May 13, 2003

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

(4)          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)          Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ David W. Montgomery
David W. Montgomery
Chief Financial Officer

Date: May 13, 2003

Exhibit Index

Exhibit No.	Document

99.1	CEO’s Certificate Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
99.2	CFO’s Certificate Pursuant to §906 of the Sarbanes-Oxley Act of 2002.