Form 10-Q
period 2003-09-30
ADVANSTAR INC
filed 2003-11-14
CIK 1064243

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For the quarterly period ended: September 30, 2003
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

As of November 14, 2003, 100 shares of the registrant's common stock were outstanding.

Page in this
Quarterly
Report

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets at September 30, 2003 (unaudited) and December 31, 2002	2
	Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2003 and 2002	3
	Condensed Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	33
Item 4.	Controls and Procedures	34
PART II OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	35
	Signature

Advanstar, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$143,674	$19,022
Accounts receivable, net of allowance of $972 and $1,049 at September 30, 2003 and December 31, 2002	23,444	23,213
Prepaid expenses	8,271	9,892
Other	1,533	1,483

Total current assets	176,922	53,610

Due from parent	145	53
Property, plant and equipment, net	23,146	26,402
Intangible and other assets:
Goodwill, net	665,825	660,808
Intangibles and other, net	99,020	129,689

Total intangible and other assets, net	764,845	790,497

	$965,058	$870,562

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$3,700	$17,400
Accounts payable	21,840	19,636
Accrued compensation	4,654	6,408
Other accrued expenses	24,609	25,353
Deferred revenue	33,156	53,253

Total current liabilities	87,959	122,050

Long-term debt, net of current maturities	741,414	640,404
Other long-term liabilities	10,188	10,155
Minority interests	10,685	9,782
Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value, 10,000 shares authorized; 100 shares issued and outstanding at September 30, 2003 and December 31, 2002	—	—
Capital in excess of par value	360,424	310,424
Accumulated deficit	(245,112)	(213,175)
Accumulated other comprehensive loss	(500)	(9,078)

Total stockholder's equity	114,812	88,171

	$965,058	$870,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar, Inc.

Condensed Consolidated Statements of Operations

(In thousands)

	For the Three Months Ended September 30,
	2003	2002
Net revenue	$76,649	$81,899
Operating expenses:
Cost of production	14,706	14,539
Selling, editorial and circulation	28,705	29,858
General and administrative	9,271	8,129
Restructuring charge	2,051	—
Amortization of intangibles	11,169	14,711
Depreciation	2,052	3,603

Total operating expenses	67,954	70,840

Operating income	8,695	11,059
Other income (expense):
Interest expense, net	(20,283)	(16,724)
Write-off of deferred financing costs	(11,324)	—
Other income (expense), net	(717)	1,691

Loss before income taxes and minority interests	(23,629)	(3,974)
Provision (benefit) for income taxes	(112)	(75)
Minority interests	(18)	—

Net loss	$(23,535)	$(3,899)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar, Inc.

Condensed Consolidated Statements of Operations

(In thousands)

	For the Nine Months Ended September 30,
	2003	2002
Net revenue	$250,617	$255,705
Operating expenses:
Cost of production	50,922	50,553
Selling, editorial and circulation	93,971	96,200
General and administrative	28,072	28,544
Restructuring charge	2,051	—
Amortization of intangibles	33,229	43,701
Depreciation	7,781	8,834

Total operating expenses	216,026	227,832

Operating income	34,591	27,873
Other income (expense):
Interest expense, net	(53,597)	(50,004)
Write-off of deferred financing costs	(11,324)	—
Other income (expense), net	(434)	3,926

Loss before income taxes, minority interests and cumulative effect of accounting change	(30,764)	(18,205)
Provision (benefit) for income taxes	613	(417)
Minority interests	(560)	(680)

Loss before cumulative effect of accounting change	(31,937)	(18,468)
Cumulative effect of accounting change, net of tax and minority interest	—	(66,817)

Net loss	$(31,937)	$(85,285)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	For the Nine Months Ended September 30,
	2003	2002
Operating activities:
Net income (loss)	$(31,937)	$(85,285)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Transition goodwill impairment	—	66,817
Write-off of deferred financing costs	11,324	—
Depreciation and amortization	41,035	52,583
(Gain) loss on derivative financial instruments	135	(967)
Undistributed earnings of minority interest holders	560	680
Noncash interest	15,460	13,196
Loss (gain) on sales of assets and other	(33)	(10)
Deferred income taxes	660	758
Provision for bad debts	421	726
Changes in operating assets and liabilities	(16,573)	(37,406)

Net cash provided by (used in) operating activities	21,052	11,092

Investing activities:
Additions to property, plant and equipment	(4,456)	(5,833)
Acquisitions of publications, trade shows and other intangibles, net of cash acquired	(213)	(14,306)

Net cash used in investing activities	(4,669)	(20,139)

Financing activities:
Proceeds from revolving credit loan	21,000	—
Payments on revolving credit loan	(45,100)	(5,000)
Proceeds from issuance of long-term debt	431,050	—
Payments of long-term debt	(332,700)	(11,950)
Contribution of capital from parent	50,000	—
Dividends paid to minority interest holders	(227)	(503)
Deferred financing costs	(16,207)	(2,047)

Net cash used in financing activities	107,816	(19,500)

Effect of exchange rate changes on cash and cash equivalents	453	(2,951)

Net decrease in cash and cash equivalents	124,652	(31,498)
Cash and cash equivalents, beginning of period	19,022	44,797

Cash and cash equivalents, end of period	$143,674	$13,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar Inc.

Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar, Inc. ("Advanstar"), its wholly owned subsidiary, Advanstar Communications Inc. ("Communications"), and Communications' majority owned subsidiaries (collectively, the "Company") in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that all adjustments, consisting solely of normal recurring items (except for the cumulative effect of an accounting change recorded in the first quarter of 2002 as discussed in Note 3), considered necessary for a fair presentation have been included. These condensed consolidated financial statements, however, should be read in conjunction with the audited financial statements and the related notes included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2003.

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

        If the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123, results would have been adjusted to the pro forma amounts indicated in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss—as reported	$(23,535)	$(3,899)	$(31,937)	$(85,285)
Less: pro forma stock based employee compensation	(583)	(566)	(1,749)	(1,560)

Net loss—pro forma	$(24,118)	$(4,465)	$(33,686)	$(86,845)

Interim Income Tax Expense

        The Company determines its quarterly income tax provision based upon an estimated annual effective income tax rate. In determining the effective income tax rate applicable to interim periods, the Company excludes tax jurisdictions where no tax expense or benefit is expected for the entire year.

Reclassifications

        Certain reclassifications have been made to amounts reported in prior periods in order to conform to the current period presentation. These reclassifications did not change previously reported operating (loss) income, net income (loss), cash flows or stockholder's equity.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued prior to June 1, 2003, SFAS No. 150 becomes effective for the Company in the third quarter of fiscal 2003. The adoption of SFAS 150 did not have a significant impact on the results of operations or financial position of the Company.

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

        Effective with the adoption of this standard, the Company no longer amortizes goodwill. Instead, SFAS No. 142 requires acquired goodwill to be periodically evaluated for impairment. Upon adoption of the standard, the Company completed a transitional impairment test for its acquired goodwill using a discounted cash flow model. As a result of the impairment analysis, the Company recorded a goodwill impairment charge of $70.9 million in the first quarter of 2002. After minority interest effect of $4.1 million, the net charge was $66.8 million. This charge was attributable to an impairment of the carrying value of goodwill in the Company's tradeshow operating segment which management believes resulted from a slow-down in the economy and its associated impact on the tradeshow business. The net charge of $66.8 million was reported as a cumulative effect of a change in accounting principle. There was no income tax effect associated with this impairment charge.

        On July 1, 2003 the Company engaged an appraiser to assist in completing its annual impairment test of each of the three reporting units. Based on this valuation, which utilized a discounted cash flow model, there was no impairment of goodwill indicated.

        The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, by operating segment, are as follows (in thousands):

	Trade Shows and Conferences	Trade Publications	Marketing Services	Totals
Balance as of December 31, 2002	$492,554	$137,414	$30,840	$660,808
Goodwill acquired or allocated during the period	(197)	28	—	(169)
Foreign currency translation	4,468	618	100	5,186

Balance as of September 30, 2003	$496,825	$138,060	$30,940	$665,825

        Trade exhibitor and advertiser lists are amortized on an accelerated basis over six and five years, respectively, while subscriber lists and other intangible assets are amortized on a straight-line basis over three to ten years and consist of the following as of September 30, 2003 and December 31, 2002 (in thousands):

	September 30 2003	December 31, 2002
Trade exhibitor lists	$162,340	$161,492
Advertiser lists	39,456	39,673
Subscriber lists	23,886	23,978
Other intangible assets	7,805	8,097
Deferred loan costs	22,308	23,488

	255,795	256,728
Accumulated amortization	(156,775)	(127,039)

Total intangible and other assets, net	$99,020	$129,689

        Estimated amortization expense of identified intangible assets and other for the remaining three months of 2003 and for the next five years is as follows: (in thousands):

2003	$10,166
2004	33,163
2005	29,334
2006	15,576
2007	3,965
2008	2,764

4.    Restructuring Charge and Other

        In March 2001, the Company announced plans to more tightly focus the activities of its wholly owned subsidiary Advanstar.com, Inc. (Advanstar.com). These plans had the effect of more closely integrating many of the sales, marketing, technology and operating functions of Advanstar.com with Communications and its core activities in publishing, tradeshows and marketing services. The restructuring activities were completed by the end of 2001, except for facility lease costs, which continue through June 2010. The balance of the accrual at September 30, 2003 and December 31, 2002 was $6.2 million and $6.3 million, respectively, which principally represents remaining facility closure costs.

        In September 2003, the Company consolidated its midtown New York leased office space from two floors to one. These actions resulted in a third quarter charge of approximately $2.1 million. These charges included the present value of future facility rental payments, net of sublease income, of $1.7 million and other relocation costs and expenses of $0.4 million. The Company will continue to pay facility lease costs, net of sublease income, associated with the previously used facilities through March 2010. The accrual balance at September 30, 2003 is $2.0 million which principally represents remaining facility lease costs, of which approximately $0.3 million is included in accrued liabilities, $0.3 million is included in accounts payable and approximately $1.4 million is included in other long-term liabilities in the accompanying condensed consolidated balance sheet at September 30, 2003.

5.    Financial Derivative Instruments

        The Company uses derivative instruments to manage exposure to interest rate and foreign currency risks. The Company's objectives for holding derivatives are to minimize these risks using the most effective methods to eliminate or reduce the impact of these exposures.

Interest Rate Risk

        Variable rate debt instruments are subject to interest rate risk. The Company has entered into an interest rate collar agreement expiring February 2004, and an interest rate swap agreement expiring November 2005, to manage its exposure to interest rate movements on its variable rate debt obligations. The effective portion of the cumulative gain or loss on these derivative instruments is reported as a component of accumulated other comprehensive income in stockholder's equity and is recognized in earnings as the underlying interest expense is incurred. The ineffective portion of the interest rate collar and swap agreements is recognized in current earnings. The Company uses a portion of these agreements as hedges of the Company's second priority senior secured floating rate notes described below. Gains and losses on the undesignated portion of these agreements at the end of each fiscal quarter (which are calculated as the net amount payable upon termination at the date of determination), will be recognized in current earnings.

        In connection with Communications' private placement of $360,000,000 of second priority senior secured notes in August 2003 and the use of proceeds therefrom to repay and terminate all outstanding term A loans under its credit facility and all but $25 million of the outstanding term B loans under its credit facility (see Note 6), the Company reclassified approximately $1.8 million of deferred losses previously reported as a component of accumulated other comprehensive income into other expense in the quarter ended September 30, 2003.

Foreign Currency Risk

        Certain forecasted transactions are exposed to foreign currency risk. Foreign currencies hedged are the Euro, British Pound Sterling and the Brazilian Real. The Company uses forward contracts to manage its exposure associated with forecasted international revenue transactions for up to three months in the future. These forward contracts are designated as cash flow hedging instruments. Changes in the fair value of these instruments are reported as a component of accumulated other comprehensive income in stockholder's equity and are recognized in earnings as the underlying revenue is recognized. Forward contracts not designated as hedging instruments under SFAS No. 133 are also used to manage the impact of the variability in exchange rates. Changes in the fair value of these foreign exchange contracts are recognized in current earnings.

        At September 30, 2003, the Company had foreign exchange derivative contracts to sell with a notional amount totaling $3.3 million and to buy totaling $1.2 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net asset of $0.1 million.

Accumulated Other Comprehensive Income (Loss)

        The following table summarizes the effects of FAS 133 on the Company's accumulated other comprehensive income as of September 30, 2003 and 2002 (in thousands):

	Interest Rate Protection Agreements	Foreign Exchange Contracts	Total
Accumulated other comprehensive income (loss) balance at December 31, 2002	$(4,350)	$—	$(4,350)
Unwound from accumulated other comprehensive income during the period	4,057	—	4,057
Mark to market hedge contracts	(1,017)	(22)	(1,039)

Accumulated other comprehensive income (loss) balance at September 30, 2003	(1,310)	(22)	(1,332)

Accumulated other comprehensive income (loss) balance at December 31, 2001	$(4,189)	$5	$(4,184)
Unwound from accumulated other comprehensive income during the period	5,574	(5)	5,569
Mark to market hedge contracts	(5,750)	—	(5,750)

Accumulated other comprehensive income (loss) balance at September 30, 2002	$(4,365)	$—	$(4,365)

        At September 30, 2003, the Company estimates that it will reclassify out of accumulated other comprehensive income approximately $1.3 million of deferred losses into earnings within the next 12 months.

        The fair value of the Company's derivatives was a net liability position of $3.7 million and $6.6 million at September 30, 2003 and December 31, 2002, respectively, of which $3.7 million and $5.8 million is included in accrued liabilities at September 30, 2003 and December 31, 2002, respectively, and $0.8 million is included in other long-term liabilities at December 31, 2002, in the accompanying condensed consolidated balance sheets.

Statement of Operations

        The following tables summarize the effects of SFAS No. 133 on the Company's statement of operations related to the ineffective portion of the Company's interest rate protection agreements and changes in the fair value of foreign exchange contracts not designated as hedging instruments for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Interest Rate Protection Agreements	Foreign Exchange Contracts	Total
Three months ended September 30, 2003
Other income (expense)	$(774)	$(71)	$(845)

Total statement of operations impact before taxes	$(774)	$(71)	$(845)

Three months ended September 30, 2002
Other income (expense)	$80	$60	$140

Total statement of operations impact before taxes	$80	$60	$140

	Interest Rate Protection Agreements	Foreign Exchange Contracts	Total
Nine months ended September 30, 2003
Other income (expense)	$(199)	$63	$(136)

Total statement of operations impact before taxes	$(199)	$63	$(136)

Nine months ended September 30, 2002
Other income (expense)	$368	$599	$967

Total statement of operations impact before taxes	$368	$599	$967

6.    Debt

Credit Facility

        The credit facility (the "Credit Facility") consists of (i) $25 million of term loan B payable in quarterly installments through October 11, 2008 and (ii) $60.0 million of revolving loan availability through April 11, 2007. The Credit Facility contains restrictive covenants which require Communications to, among other things, maintain a minimum fixed charge ratio (as defined). Borrowings under the Credit Facility are collateralized by substantially all of Communications' assets.

        In connection with its private placement in August 2003 described below, Communications amended its Credit Facility to permit the private placement and the proposed use of the proceeds thereof, eliminated the leverage ratio covenant and amend certain other covenants contained in the Credit Facility and reduce the revolving loan commitments thereunder from $80 million to $60 million.

Senior Secured Notes

        On August 18, 2003, Communications issued $360 million of second priority senior secured notes (the "August senior secured notes"). On September 25, 2003, Communications issued an additional $70 million of second priority senior secured notes (the "September senior secured notes") which were issued at a premium (together with the August senior secured notes, the "Senior Secured Notes"). The Senior Secured Notes were issued in two tranches: $130 million of Second Priority Senior Secured Floating Rate Notes due 2008 (which will require quarterly amortization equal to 0.25% of the principal amount thereof) and $300 million of 10.75% Second Priority Senior Secured Notes due 2010.

Interest on the floating rate notes is payable at a rate equal to three-month LIBOR, which is reset quarterly, plus 7.5%. Each tranche of notes is collateralized by second priority liens on substantially all the collateral pledged against borrowings under Communications' Credit Facility (other than the capital stock of certain of its subsidiaries and assets of its parent companies, including Advanstar). The notes contain restrictive covenants that, among other things, limit Communications' ability to incur debt, pay dividends and make investments. Communications entered into a registration rights agreement in connection with the private placement pursuant to which it agreed to either exchange the notes for registered notes or to file a shelf registration statement for the notes.

        Communications used the net proceeds from the August senior secured notes offering to repay and terminate all outstanding term A loans under its credit facility and all but $25 million of the outstanding term B loans and a portion of its revolving credit borrowings under its Credit Facility. Communications used the net proceeds of the September senior secured notes offering to repay $12 million of revolving credit borrowings and invested the balance in short term securities. On October 1, 2003, Communications used the remaining net proceeds from the September senior secured notes offering, along with $60 million of equity contributions from its parent company ($50 million of which occurred in September 2003), $7 million of cash from operations and $13 million of revolving credit borrowings to fund the purchase of a portfolio of healthcare industry magazines and related custom service projects from the Thomson Corporation and its subsidiaries ("Thomson Acquisition) and to pay related acquisition and financing fees and expenses.

        The Senior Secured Notes are fully and unconditionally guaranteed on a senior basis, jointly and severally, by the Communications' wholly owned domestic subsidiaries. The financial covenants under the notes include limitations on certain asset dispositions, payments, debt incurrence, dividends and other restricted payments.

Senior Subordinated Debt and Discount Notes

        Communications' $160.0 million unsecured, 12 percent senior subordinated notes due 2011 (the "Senior Subordinated Notes") bear interest payable semiannually on February 15 and August 15 of each year. The Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by Communications' wholly owned domestic subsidiaries. The financial covenants under the Senior Subordinated Notes include limitations on certain asset dispositions, payments, debt incurrence, dividends and other restricted payments.

        The Company's senior discount notes due October 2011 (the "Discount Notes") with a principal amount at maturity of $171.8 million bear interest at 15 percent, payable semiannually beginning October 2005, and have an implied yield to maturity of approximately 17.2 percent. The notes are redeemable at the Company's option at specified premiums through 2007 and at par thereafter. The notes may also be redeemed at a premium upon a qualifying change of control of the Company.

        The Discount Notes do not require cash interest payments until 2006 and contain restrictive covenants that, among other things, limit Advanstar's ability and that of its subsidiaries to incur debt, pay dividends and make investments. Since Advanstar is a holding company and its subsidiaries serve as its only source of cash flow, it's ability to pay interest on these notes will be dependent upon the receipt of dividends from its subsidiaries. The Credit Facility, the Senior Secured Notes and the Senior Subordinated Notes impose substantial restrictions on Advanstar, Inc.'s subsidiaries' ability to pay dividends to Advanstar, Inc. Additionally, the Discount Notes are not guaranteed by Advanstar's subsidiaries.

        Accretion of the debt discount on the Discount Notes was approximately $4.5 million and $3.8 million during the three months ended September 30, 2003 and 2002, respectively, and approximately $13.1 million and $11.1 million in the nine months ended September 30, 2003 and 2002, respectively. These amounts are included in interest expense in the respective accompanying condensed consolidated statements of operations.

        Long-term debt consists of the following (in thousands):

	September 30, 2003	December 31, 2002
Term loan A, interest at LIBOR plus 3.75%	$—	$75,000
Term loan B, interest at LIBOR plus 4.50%; 5.64% at September 30, 2003, due quarterly through October 11, 2008	25,000	280,800
Revolving credit loan, interest at LIBOR plus 3.75%; 4.87% at June 30, 2003, due April 11, 2007	13,000	37,100
Second priority senior secured floating rate notes, interest at LIBOR plus 7.50%, due 2008	130,000	—
10.75% Second priority senior secured notes, due 2010, plus premium	301,031	—
Senior subordinated notes, interest at 12.00%, due 2011	160,000	160,000
Senior discount notes at 15%, due 2011	113,183	100,104
Acquisition note payable, interest at 5.50%, due monthly through 2004	2,500	4,000
Acquisition note payable, interest at 6.00%, due April 1, 2004	400	800

	745,114	657,804
Less current maturities	(3,700)	(17,400)

	$741,414	$640,404

        In addition, as of September 30, 2003, the Company has an interest rate collar for a notional amount of $150 million that effectively guarantees that the interest rate on the Credit Facility will not exceed 10.17 percent, nor be less than 9.00 percent. This collar expires in February 2004. The Company entered into an interest rate swap agreement with a notional amount of $200 million, that effectively guarantees that beginning in November 2003 the interest rate on second priority senior secured floating rate notes will be 9.65 percent. The Company includes net amounts paid or received under the interest rate protection agreements as a component of interest expense.

7.    Comprehensive Income

        The table below presents comprehensive income (loss), defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(23,535)	$(3,899)	$(31,937)	$(85,285)
Change in cumulative translation adjustment	61	(4,986)	5,560	(6,078)
Change in unrealized losses on derivative financial
instruments	2,516	(1,202)	3,018	(181)

Comprehensive loss	$(20,958)	$(10,087)	$(23,359)	$(91,544)

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

	Trade Shows and Conferences	Trade Publications	Marketing Services	Corporate and Other	Total
Three months ended September 30, 2003
Revenue	$41,595	$30,656	$3,652	$746	$76,649
Contribution margin (loss)	23,001	9,130	1,521	(414)	33,238
Segment assets	568,818	171,760	32,766	191,714	965,058
Three months ended September 30, 2002
Revenue	46,988	30,567	3,651	693	81,899
Contribution margin (loss)	28,120	8,304	1,464	(386)	37,502
Segment assets	595,894	176,173	31,837	70,437	874,341
Nine months ended September 30, 2003
Revenue	$139,371	$97,751	$11,051	$2,444	$250,617
Contribution margin (loss)	72,743	30,314	4,166	(1,499)	105,724
Segment assets	568,818	171,760	32,766	191,714	965,058
Nine months ended September 30, 2002
Revenue	145,387	96,290	11,322	2,706	255,705
Contribution margin (loss)	78,907	26,739	5,032	(1,726)	108,952
Segment assets	595,894	176,173	31,837	70,437	874,341

        The reconciliation of total segment contribution margin to consolidated (loss) before taxes, minority interests and cumulative effect of accounting change is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total segment contribution margin	$33,238	$37,502	$105,724	$108,952
General and administrative expense	(9,271)	(8,129)	(28,072)	(28,544)
Depreciation and amortization	(13,221)	(18,314)	(41,010)	(52,535)
Other expense (primarily interest)	(21,000)	(15,033)	(54,031)	(46,078)

Consolidated loss before taxes, minority interests and cumulative effect of accounting change	$(10,254)	$(3,974)	$(17,389)	$(18,205)

9.    Related-Party Transactions

Financial Advisory Fees

        Credit Suisse First Boston Corporation ("CSFB"), an affiliate of the DLJ Merchant Banking funds, was an initial purchaser of the Senior Secured Notes. The Company paid customary fees to CSFB as compensation for those services. The aggregate amount of all fees paid to CSFB entities in connection with the Senior Secured Note offerings during the third quarter of 2003 was approximately $9.6 million.

        The Company has agreed to pay CSFB an annual advisory fee of $0.5 million until the earlier of (i) an initial public offering of Holdings, (ii) the date when the DLJ Merchant Banking funds own less than 16 2/3 percent of the shares of Holdings' common stock held by them on the closing date of the DLJ Acquisition or (iii) October 11, 2005.

10.    Acquisition

        On October 1, 2003, Communications purchased a portfolio of healthcare industry magazines and related custom service projects from the Thomson Corporation and its subsidiaries ("Thomson") for $136 million in cash including related fees and expenses. Communications used a portion of the approximately $68 million in net proceeds of the September 25, 2003 Senior Secured Notes offering, $7 million in cash generated by operations, revolver borrowings of $13 million, $50 million of equity contributions received on September 25, 2003 and $10 million of equity contributions received on October 1, 2003 from the Company., which represent the proceeds from the Company's sale of equity to the DLJ Merchant Banking funds, to fund the acquisition and related fees and expenses.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations:

        This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements, including statements about plans and objectives of management, potential acquisitions, market growth and opportunity. These forward-looking statements are neither promises or guarantees and involve risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. For example, statements about our expectations in connection with potential future acquisitions and possible financings are subject to a variety of uncertainties and are subject to change as a result of changes in circumstances that could make it difficult for us to consummate such acquisitions and financings on the terms described. You should not expect that these forward-looking statements will be updated or supplemented as a result of changing circumstances or otherwise, and we disavow and disclaim any obligation to do so. Important cautionary statements and risk factors that would affect actual results are discussed in the Company's and Advanstar Communications Inc.'s ("Communications") periodic reports and registration statements filed with the Securities and Exchange Commission, including those under the caption entitled "Certain Factors Which May Affect Future Results" in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003, those under the caption entitled "Risk Factors-You May Not Be Able to Rely on Forward-Looking Statements" in the Company's registration statement on Form S-1 (333-61386) filed on April 4, 2003 and those under the caption entitled "Risk Factors-You May Not Be Able to Rely on Forward-Looking Statements" in Communications' registration statement on Form S-1 (333-109648) filed on October 10, 2003.

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

        Trade shows and conferences accounted for approximately 56% and 57% of total revenue in the nine months ended September 30, 2003 and 2002, respectively. Trade publications accounted for approximately 39% and 38% of total revenue in the nine months ended September 30, 2003 and 2002, respectively, while marketing services accounted for approximately 5% and 5% of total revenue in the nine months ended September 30, 2003 and 2002, respectively. Following completion of the Thomson acquisition, we expect that publications will constitute slightly more than 50% of our revenues. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC trade shows and our other large trade shows and conferences. Because trade shows and conferences revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

Industry Trends and Developments

        Our business and results of operations in the nine months ended September 30, 2003 reflect the tentative nature of the economic recovery in the U.S. economy. Our publishing properties continue to experience encouraging year over year recovery from the media advertising recession across most industry sectors. However, trade advertising for our technology and travel publications remains depressed. Media advertising from technology companies has not yet rebounded to levels that would indicate a sustained technology recovery is underway. Travel advertising spending remains sluggish in the face of continuing geopolitical uncertainty and difficult economic conditions in the travel industry. Trade shows and conferences are lagging in their recovery from the media recession compared with publishing for which performance was essentially flat year over year through September across most of our industry sectors. Revenue from technology events remains depressed similar to technology publishing.

        Advertising in many of our markets has stabilized and shows indications of recovery except for continuing downward pressure in our technology and travel markets. Advertising pages stabilized in the third quarter of 2003 with ad pages increasing slightly over the same quarter last year. Revenue per page declined approximately 2.2% across our portfolio in the third quarter of 2003 compared with the third quarter of 2002 as we strived to capture increased market share. Excluding our technology and travel sectors, advertising pages increased 10.6% while revenue per page declined only 0.4% resulting in a 10.1% revenue increase in the third quarter of 2003. Our acquisition late in 2002 of Healthcare Traveler contributed to this increase. While we see this positive trend continuing in 2003, the economic outlook in the publishing sector has improved, but forward visibility on our advertising revenue and pages is limited due to uncertainties related to the rate of recovery of B-to-B media spending. Our travel publications remain highly sensitive to cutbacks in destination and vacation travel advertising in response to concern over terrorism, further unrest in the Middle East and in other regions of the world and fears over health related outbreaks such as SARS. We do not anticipate significant near term recovery in our technology based publications due to continued uncertainty by our customers as to the pace of a technology spending recovery.

        Our trade show segment continues to be negatively impacted by the slow pace of economic recovery as well as the lag effect for trade show recovery due to the advance commitments required by our exhibitors. Our trade shows directed to the technology sector continue to suffer from the overall curtailment of spending in technology markets, which impacts marketing spending by our customers. We expect any improvement in the performance of our trade show segment to lag behind any general economic recovery, just as it lagged the downturn in the economy going into recession beginning in late 2000.

        The uneven pace of the general economic recovery in the U.S. will likely result in continued weakness in overall marketing and advertising expenditures by our customers in the remainder of 2003. As a result, we expect our revenue and operating income to reflect this overall weakness. However, we believe that our balanced portfolio between trade shows and publications and our diversification of these products across many industry sectors will mitigate the overall impact from continued weakness in general economic conditions and reduces the potential impact from the volatility of any one sector.

Presentation of Financial Information

Acquisitions and Joint Ventures

        Between May 31, 1996 and September 30, 2003, we completed 35 acquisitions and joint venture agreements, four of which were completed in 2002. There were no acquisitions completed during the first nine months of 2003.

        From January 1, 2002 through December 31, 2002 we completed the acquisitions of AIIM International Exposition and Conference, HT—the Magazine for Healthcare Travel Professionals and several smaller publications for a cumulative purchase price totaling $24.0 million in cash and assumed liabilities.

        On October 1, 2003, Communications purchased a portfolio of healthcare industry magazines and related custom service projects from the Thomson Corporation and its subsidiaries ("Thomson") for $136 million in cash including related fees and expenses. Communications used a portion of the approximately $68 million in net proceeds of the September 25, 2003 Senior Secured Notes offering, $7 million in cash generated by operations, revolver borrowings of $13 million, $50 million of equity contributions received on September 25, 2003 and $10 million of equity contributions received on October 1, 2003 from the Company., which represent the proceeds from the Company's sale of equity to the DLJ Merchant Banking funds, to fund the acquisition and related fees and expenses.

        We have accounted for our acquisitions under the purchase method of accounting. Accordingly, our results of operations include the effect of these acquisitions from the date of purchase. The pro forma operating results of the acquisitions (other than the Thomson acquisition) are not significant relative to our operating results. Because the Thomson acquisition did not close until October 1, 2003, our financial results for the three and nine months ended September 30, 2003 do not include any of the operating results of the acquired assets but we plan to file financial statements for the business acquired and pro forma financial information on Form 8-K within the time period specified therein.

Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility

        In August 2003, Communications issued $360 million of Second Priority Senior Secured Notes and used the net proceeds to repay and terminate all outstanding term A loans under their credit facility and all but $25 million of the outstanding term B loans and a portion of their revolving credit borrowings under the credit facility. In connection with the issuance, Communications amended their credit facility to permit the private placement and the use of the proceeds thereof, eliminate the leverage ratio covenant and amend certain other covenants contained in the credit facility. Additionally, the revolving loan commitments under the credit facility were reduced from $80 million to $60 million. We have recorded an expense of $11.3 million in the third quarter of 2003 to reflect the write-off of deferred financing costs related to the term loans which were repaid with the proceeds of this offering and the reduction in the revolving loan commitment. Our interest expense and cash interest will be higher in future periods as a result of this refinancing. In addition, we reclassified a portion of the deferred losses related to our interest rate collar and swap agreements previously reported as a component of accumulated other comprehensive income into other expense in the third quarter of 2003.

        In September 2003, Communications issued $70 million of the Senior Secured Notes, and used the net proceeds thereof to repay approximately $12 million of outstanding borrowings under their revolving credit facility and purchase short term investments pending completion of the Thomson acquisition. On October 1, 2003 Communications used $136 million in cash, to purchase Thomson's portfolio of healthcare industry magazines and related custom service projects and pay related fees and expenses. Our depreciation and amortization, interest expense and cash interest will be higher in future periods as a result of this acquisition and related financing.

New York Office Consolidation

        In September 2003, we consolidated our midtown New York leased office space from two floors to one and sublet the excess space. These actions resulted in a third quarter restructuring charge of approximately $2.1 million. These charges included the present value of future rental payments, net of sublease income, of $1.7 million, and other relocation costs and expenses of $0.4 million. All of the costs associated with the consolidation were incurred in September 2003. We anticipate annual savings of approximately $1.2 million for the balance of the lease term but we will continue to pay facility lease costs, net of sublease income, associated with the previously used facilities through March 2010.

Goodwill Impairment

        In connection with the adoption of SFAS 142, we engaged an appraiser to determine the fair value of the Company as of January 1, 2002. Based on this valuation, which utilized a discounted cash flow valuation technique, we recorded a goodwill impairment charge of $66.8 million in the first quarter of 2002. This charge was attributable primarily to an impairment of the carrying value of goodwill related to the DLJMB acquisition. The charge is reported as a cumulative effect of a change in accounting principle (see Note 4 of the notes to our condensed consolidated financial statements).

        We engaged an appraiser to assist us in determining the fair value of each of our three reporting units as of July 1, 2003. Based on this appraisal, there was no impairment of goodwill indicated.

  Sources of Revenue

Trade Shows and Conferences

        The trade shows and conferences segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at its events. In 2002, approximately 82% of our trade shows and conferences revenue was from the sale of exhibit space. Events are generally held on an annual basis in major metropolitan areas such as New York City or Las Vegas. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as a year in advance. The sale of exhibit space is generally impacted by the on-going quality and quantity of attendance, venue selection and availability, industry life cycle and general market conditions. Revenue and related direct event expenses are recognized in the month in which the event is held. Cash is collected in advance of an event and is recorded on our consolidated balance sheet as deferred revenue.

Trade Publications

        The trade publications segment derives revenue principally from the sale of advertising in its business-to-business magazines. Additionally, certain publications derive revenue from paid subscriptions and custom publishing. Paid subscriptions comprise less than 5% of total publishing revenue. Most publications are produced monthly with advertising sold both on an annual schedule and single insertion basis. The sale of advertising is generally impacted by new product releases, circulation quality, readership scores, editorial quality and general market conditions. Advertising revenue is recognized on the publication issue date, and subscription revenue, if any, is recognized over the subscription period, typically one year.

        Our publishing properties operate in many different markets and industries which are subject to economic conditions prevalent in those industries. Accordingly, publishing revenues may fluctuate in connection with the markets in which we operate.

Marketing Services

        The marketing services segment derives its revenue from the sale of value-added marketing products such as classified advertising, both print and internet-based, direct mail services, reprints, database marketing, directories, guides and reference books. These products complement and, in many cases, utilize the content or databases generated by our trade shows, conferences and publications. The sale of these products is generally impacted by the success of the event or publication from which these products are derived and general market conditions. Revenue is generally recognized when the applicable product is shipped.

  Components of Expenses

Trade Shows and Conferences

        Costs incurred by the trade shows and conferences segment include facility rent, attendee and exhibitor promotion and outsourced services such as registration, security and decorator. Exhibitors generally contract directly with third parties for on-site services such as electrical, booth set-up and drayage. Staff salaries and related payroll taxes and benefits are treated as monthly period expenses. All other direct costs are expensed in the month the event occurs.

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

        We apply the following critical accounting policies in the preparation of our consolidated financial statements:

  Revenue Recognition.    We recognize revenue as discussed in "—Sources of Revenue" above. The balance of deferred revenue at September 30, 2003 was $27.4 million and $5.7 million for trade shows and trade publications, respectively. On a relative basis, our deferred revenue reaches its highest levels during the second and fourth quarters of the year largely due to the timing of the MAGIC trade shows and our other large trade shows and conferences.

  Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The balance of the allowance for doubtful accounts at September 30, 2003 and December 31, 2002 was $0.9 million and $1.0 million, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

  Deferred Taxes.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. At September 30, 2003 we have recorded a valuation allowance to offset the deferred tax benefit associated with net operating loss carryforwards in foreign tax jurisdictions and to offset the other net deferred tax assets of the Company because we believe realization of these benefits is not likely. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, a reduction in the net valuation allowance would result in an income tax benefit and would increase income in the period such determination was made.

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

  In accordance with the provisions of SFAS No. 142, we evaluate goodwill for impairment using a two-step test based upon a fair value approach. The first step is used to identify a potential impairment through an estimate of the fair value of certain of our reporting units (as defined by SFAS No. 142), while the second step calculates the amount of impairment, if any. Additionally, goodwill will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. We determine the fair value of our reporting units by application of a discounted cash flow analysis. We make estimates that are included in our discounted cash flow analyses based upon the best available information at the time that the determinations of fair value are made. If circumstances change, our estimates of fair value will also change and could result in a determination that additional impairment charges to reduce the carrying value of goodwill are necessary. We engaged an appraiser to assist us in determining the fair value of each of our three reporting units as of July 1, 2003. Based on this appraisal, which utilized a valuation technique discussed above, there was no impairment of goodwill indicated.

Selected Financial Data

        The following table sets forth selected statements of operations and other financial data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Income Statement Data:
Net Revenue
Trade Shows and conferences	$41,595	$46,988	$139,371	$145,387
Publications	30,656	30,567	97,751	96,290
Marketing services and other	4,398	4,344	13,495	14,028

Total net revenue	76,649	81,899	250,617	255,705
Cost of production and selling
Trade Shows and conferences	18,594	18,868	66,628	66,480
Publications	21,526	22,263	67,437	69,551
Marketing services and other	3,291	3,266	10,828	10,722

Total cost of production and selling	43,411	44,397	144,893	146,753
General and administrative expenses	9,271	8,129	28,072	28,544
Restructuring charge	2,051	—	2,051	—
Depreciation and amortization	13,221	18,314	41,010	52,535

Operating income	8,695	11,059	34,591	27,873
Other income (expense):
Interest expense	(20,283)	(16,724)	(53,597)	(50,004)
Write-off of deferred financing costs	(11,324)	—	(11,324)	—
Other income (expense), net	(717)	1,691	(434)	3,926

Loss before income taxes and minority interests	(23,629)	(3,974)	(30,764)	(18,205)
Provision (benefit) for income taxes	(112)	(75)	613	(417)
Minority interests	(18)	—	(560)	(680)

Loss before cumulative effect of accounting change	(23,535)	(3,899)	(31,937)	(18,468)
Cumulative effect of accounting change, net of taxes and minority interests	—	—	—	(66,817)

Net loss	$(23,535)	$(3,899)	$(31,937)	$(85,285)

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Net revenue

        Net revenue was $76.6 million and $81.9 million in the quarters ended September 30, 2003 and 2002, respectively.

        Revenue from trade shows and conferences declined $5.4 million, or 11.5%, to $41.6 million in the third quarter of 2003 from $47.0 million in the third quarter of 2002. Total tradeshow square feet declined approximately 16.7% and price per square foot increased 8.0% in the third quarter of 2003 over the third quarter of 2002. The decline in trade show and conference revenue was attributable to a shift in the timing of three events into the fourth quarter of 2003, declines in events that serve the technology market, and the effect of holding four fewer events serving the abilities, license and technology markets. Revenue for our fall MAGIC events increased approximately $0.9 million, or 2.9%, compared to the 2002 events. Total square feet for our fall MAGIC event declined 5.6% compared to the 2002 events, but was offset by increased pricing per square foot, the launch of a new fabric event at our MAGIC show and an increase in ancillary product sales. Adjusted for timing of events, total tradeshow revenue declined $1.9 million, due primarily to declines in events serving the technology markets which continue to suffer from the overall curtailment of marketing spending by technology companies.

        Revenue from publications increased $0.1 million, or 0.3% to $30.7 million in the third quarter of 2003 from $30.6 million in the third quarter of 2002. The increase is due to the strong performance of our publications serving our home entertainment, automotive and beauty markets, our acquisition late in 2002 of Healthcare Traveler and an increase in healthcare custom projects, offset by a decline in advertising revenue for publications serving the technology and travel markets. Advertising pages remained stable while revenue per page declined approximately 2.2% in the third quarter of 2003 compared to the third quarter of 2002. The decline in ad revenue was most heavily concentrated in our magazines serving the technology and travel markets, as they continue to suffer from the overall economic environment. Advertising pages in the third quarter of 2003 increased 10.6% across all markets other than technology and travel, resulting in a 10.1% increase in revenue in these other markets compared to the third quarter of 2002.

        Revenue from marketing services and other increased $0.1 million to $4.4 million in the third quarter of 2003 from $4.3 million in the third quarter of 2002 due primarily to the acquisition of additional circulation fulfillment contracts.

Cost of production and selling

        Cost of production and selling expenses decreased $1.0 million, or 2.2%, to $43.4 million in the third quarter of 2003 from $44.4 million in the third quarter of 2002.

        Expenses of trade shows and conferences declined $0.3 million, or 1.5%, to $18.6 million in the third quarter of 2003 from $18.9 million in the third quarter of 2002. This decrease was primarily due to a shift in the timing of three events discussed above and the effect of holding four fewer events serving the abilities, license and technology markets. These declines were partially offset by increased costs associated with new product launches and the impact of an insurance recovery of approximately $2.4 million related to losses resulting from the 9/11 terrorist attacks reducing expenses in the third quarter 2002.

        Expenses of trade publications decreased $0.8 million, or 3.3%, to $21.5 million in the third quarter of 2003 from $22.3 million in the third quarter of 2002. Operating costs were impacted by savings attributable to our ongoing metrics driven cost reduction programs, gains in printing efficiencies and reductions in bad debt expenses. These savings were partially offset by additional costs associated with our acquisition of Healthcare Traveler, in October 2002.

        Expenses of marketing services and other was $3.3 million in the third quarter of 2003 and $3.3 million in the third quarter of 2002.

General and administrative expenses

        General and administrative expenses increased $1.2 million, or 14.0%, to $9.3 million in the third quarter of 2003 from $8.1 million in the third quarter of 2002. The increase is principally due to the timing of certain compensation accruals between the third quarter of 2002 compared with the third quarter of 2003 and charges in the third quarter of 2003 for various third party m&a expenses related to the pursuit of acquisitions which were not subsequently completed.

Restructuring charge

        In September 2003, we consolidated our midtown New York leased office space from two floors to one and sublet the excess space. These actions resulted in a third quarter restructuring charge of approximately $2.1 million. These charges included the present value of future rental payments, net of sublease income, of $1.7 million, and other relocation costs and expenses of $0.4 million. All of the costs associated with the consolidation were incurred in September 2003. We anticipate annual savings of approximately $1.2 million for the balance the lease term but we will continue to pay facility lease costs, net of sublease income, associated with the previously used facilities through March 2010.

Depreciation and amortization

        Depreciation and amortization expense declined approximately $5.1 million to $13.2 million in the third quarter of 2003 from $18.3 million in the third quarter of 2002 primarily due to the effect of the declining balance method of accelerated amortization on our exhibitor and advertiser lists, partially offset by additional amortization related to acquisitions.

Interest expense

        Interest expense increased $3.6 million, or 21.3%, to $20.3 million in the third quarter of 2003 from $16.7 million in the third quarter of 2002 due to an increase in our weighted-average interest rate of approximately 200 basis points as a result of our financings discussed below, and an increase in our weighted-average debt outstanding due to accretion on our Discount Notes.

        In August 2003, Communications issued $360 million of Senior Secured Notes and used the net proceeds to repay and terminate all outstanding term A loans under their credit facility and all but $25 million of the outstanding term B loans and a portion of their revolving credit borrowings under their credit facility. In September 2003, Communications issued $70 million of the Senior Secured Notes and used the net proceeds to repay approximately $12 million of outstanding borrowings under their revolving credit facility and purchase short term investments pending completion of the Thomson acquisition. Our interest expense and cash interest will be higher in future periods as a result of these financings. See "Presentation of Financial Information—Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility".

        Approximately $576.1 million of our total debt is at a fixed rate with the balance subject to fixed or limited interest rate fluctuations by virtue of our interest rate protection agreements (see Note 5 of the notes to our condensed consolidated financial statements). A 100 basis point increase in interest rates on our current variable rate debt would result in an increase in annual interest expense of $1.7 million.

Write-off of Deferred Financing Costs

        We recorded an expense of $11.3 million in the third quarter of 2003 to reflect the write-off of deferred financing costs related to the term loans which were repaid with the proceeds of the August senior secured notes offering and the reduction in the revolving loan commitment. See "Presentation of Financial Information—Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility".

Other income (expense), net

        Other expense increased $2.4 million to $0.7 million in the third quarter of 2003 from other income of $1.7 million in the third quarter of 2002. We reclassified a portion of the deferred losses related to our interest rate collar and swap agreements, currently reported as a component of accumulated other comprehensive income into earnings in the third quarter of 2003 as a result of a portion of our hedge instruments becoming ineffective during the quarter. We also experienced a reduction in foreign exchange gains recognized during the period resulting primarily from the strengthening of the Brazilian Real against the U.S. dollar.

Provision (benefit) for income taxes

        Our tax benefit in the third quarter of 2003 relates to income taxes in certain foreign jurisdictions. We recorded no income tax benefit related to the net operating loss we expect to generate during 2003 because we will establish a valuation allowance to offset any related tax benefits, due to uncertainty about realization of these benefits. Our tax benefit in the third quarter of 2002 was recorded at a rate less than the applicable statutory rates primarily because we recorded a valuation allowance to offset the portion of the benefits associated with net operating losses we generated in 2002, for which realization was not likely.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Net Revenue

        Net revenue was $250.6 million and $255.7 million in the nine months ended September 30, 2003 and 2002, respectively.

        Revenue from trade shows and conferences declined $6.0 million, or 4.1%, to $139.4 million in the first nine months of 2003 from $145.4 million in the first nine months of 2002. Total tradeshow square footage of 4.0 million square feet decreased 6.3% while price per square foot increased 2.8% from the first nine months of 2002. The decline in trade show and conference revenue was partially attributable to a shift in the timing of four events into the fourth quarter of 2003. In 2003 we also held fewer events serving the beauty, e-learning, abilities, licensing and technology markets. These declines were partially offset by strong performances of our trade shows serving the fashion, art, beauty, home entertainment and powersports markets, and the launch of new events in the art, beauty, fashion and technology markets. Revenue for our spring and fall MAGIC events increased approximately $2.3 million, or 3.8%, compared to the 2002 events. Square feet for our MAGIC events declined 4.7% compared to the 2002 events but was offset by increased pricing per square foot and an increase in ancillary product sales. Our trade shows serving the technology market continue to suffer from the overall curtailment of marketing spending by technology companies. Revenue from our events serving the technology market declined $8.1 million, or 23.1%, in the first nine months of 2003 compared to the first nine months of 2002. For all of our markets except technology, total tradeshow square feet declined 1.3% and revenue increased 1.5% over the first nine months of 2002.

        Revenue from publications increased $1.5 million, or 1.5% to $97.8 million in the first nine months of 2003 from $96.3 million in the first nine months of 2002. Advertising pages increased approximately 0.6% and revenue per page increased approximately 0.1% across our portfolio. The revenue increase was most heavily concentrated in publications serving the beauty, healthcare, science, license, home entertainment and automotive markets. Our acquisition in October 2002 of Healthcare Traveler also contributed to this increase. Our magazines serving the technology and travel markets continue to suffer from the overall economic environment as advertising pages continued to decline in these markets. Advertising pages increased 13.0% across all markets other than technology and travel, resulting in a 13.9% revenue increase in these other markets.

        Revenue from marketing services and other declined $0.5 million, or 3.8%, to $13.5 million in the first nine months of 2003 from $14.0 million in the first nine months of 2002 due largely to a reduction in internet sales and softness in classified and recruitment advertising.

Cost of production and selling

        Cost of production and selling expenses declined $1.9 million, or 1.3%, to $144.9 million in the first nine months of 2003 from $146.8 million in the first nine months of 2002.

        Expenses of trade shows and conferences increased $0.1 million, or 0.2%, to $66.6 million in the first nine months of 2003 from $66.5 million in the first nine months of 2002. This increase was primarily due to an insurance recovery of approximately $2.4 million received in the third quarter of 2002 related to losses resulting from the 9/11 terrorist attacks which had the effect of reducing trade show expenses last year. We also incurred costs in the first nine months of 2003 to launch several new events in the fashion, art, beauty and technology markets, made investments in our MAGIC events and increased costs associated with ancillary product sales at our MAGIC events. These costs were partially offset by cost savings resulting from holding fewer events serving the beauty, e-learning, abilities, licensing and technology markets.

        Expenses of trade publications declined $2.2 million, or 3.0%, to $67.4 million in the first nine months of 2003 from $69.6 million in the first nine months of 2002. Operating costs were impacted by lower paper prices, reductions in circulation acquisition and maintenance costs and our ongoing cost reduction programs partially offset by additional costs associated with our acquisition of Healthcare Traveler, in October 2002.

        Expenses of marketing services and other increased $0.1 million, or 1.0%, to $10.8 million in the first nine of 2003 from $10.7 million in the first nine months of 2002, due primarily to increases in sales staff resources dedicated to developing our small space advertiser page opportunities, partially offset by cost savings associated with a reduction in internet sales activity.

General and administrative expenses

        General and administrative expenses declined $0.5 million, or 1.7%, to $28.1 million in the first nine months of 2003 from $28.5 million in the first nine months of 2002. The decline is principally due to cost savings as a result of reductions in personnel costs, lower bad debt expense and a reduction in credit card processing fees. Our office occupancy costs remained essentially flat in the first nine months of 2003 compared with the same period last year.

Restructuring charge

        In September 2003, we consolidated our midtown New York leased office space from two floors to one and sublet the excess space. These actions resulted in a third quarter restructuring charge of approximately $2.1 million. These charges included the present value of future rental payments, net of sublease income, of $1.7 million, and other relocation costs and expenses of $0.4 million. All of the costs associated with the consolidation were incurred in September 2003. We anticipate annual savings of approximately $1.2 million for the balance of the lease term but we will continue to pay facility lease costs, net of sublease income, associated with the previously used facilities through March 2010.

Depreciation and amortization

        Depreciation and amortization expense declined approximately $11.5 million to $41.0 million in the first nine months of 2003 from $52.5 million in the first nine months of 2002 primarily due to the effect of the declining balance method of accelerated amortization on our exhibitor and advertiser lists, partially offset by additional amortization related to acquisitions.

Interest expense

        Interest expense increased $3.6 million, or 7.2%, to $53.6 million in the first nine months of 2003 from $50.0 million in the comparable period of 2002 due to an increase in our weighted average interest rate of approximately 60 basis points as a result of our financings discussed below and an increase in our weighted-average debt outstanding due to accretion on our Discount Notes.

        In August 2003, Communications issued $360 million of Senior Secured Notes and used the net proceeds to repay and terminate all outstanding term A loans under their credit facility and all but $25 million of the outstanding term B loans and a portion of their revolving credit borrowings under their credit facility. In September 2003, Communications issued $70 million of the Senior Secured Notes and used the net proceeds to repay approximately $12 million of outstanding borrowings under their revolving credit facility and purchase short term investments pending completion of the Thomson acquisition. Our interest expense and cash interest will be higher in future periods as a result of these financings. See "Presentation of Financial Information-Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility".

        Approximately $576.1 million of our total debt is at a fixed rate with the balance subject to fixed or limited interest rate fluctuations by virtue of our interest rate protection agreements (see Note 5 of the notes to our condensed consolidated financial statements). A 100 basis point increase in interest rates on our current variable rate debt would result in an increase in annual interest expense of $1.7 million.

Write-off of Deferred Financing Costs

        We recorded an expense of $11.3 million in the third quarter of 2003 to reflect the write-off of deferred financing costs related to the term loans which were repaid with the proceeds of the August senior secured notes offering and the reduction in the revolving loan commitment. See "Presentation of Financial Information—Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility".

Other income (expense), net

        Other expense increased $4.3 million to $0.4 million in the first nine months of 2003 from other income of $3.9 million in the first nine months of 2002. We reclassified a portion of the deferred losses related to our interest rate collar and swap agreements currently reported as a component of accumulated other comprehensive income into earnings in the third quarter of 2003 as a result of a portion of our hedge instruments becoming ineffective during the quarter. Finally, we recorded foreign exchange losses recognized during the period resulting primarily from the strengthening of the Brazilian Real against the U.S. dollar compared to foreign exchange gains recorded in the nine months ended September 30, 2002 as the Brazilian Real weakened against the U.S. dollar.

Provision (benefit) for income taxes

        Provision for income taxes increased to $0.6 million in the first nine months of 2003 from an income tax benefit of $0.4 million in the first nine months of 2002. Our tax provision in the first nine months of 2003 relates to income taxes in certain foreign jurisdictions. We recorded no income tax benefit related to the net operating loss we expect to generate during 2003 because we will establish a valuation allowance to offset any related tax benefits, due to uncertainty about realization of these benefits. Our tax benefit in the first nine months of 2002 was recorded at a rate less than the applicable statutory rates primarily because we recorded a valuation allowance to offset the portion of the benefits associated with net operating losses we generated in 2002, for which realization was not likely.

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

Liquidity and Capital Resources

        We are a holding company and have no direct material operations. Our principal assets are our ownership of Communications and Advanstar.com, and our only material liabilities are the senior discount notes and our guarantee of Communications' Credit Facility. Our principal liquidity needs are for debt service on the senior discount notes and investments in Advanstar.com, which currently does not generate positive cash flow.

        Our principal source of cash is dividends from Communications. The Credit Facility and Senior Subordinated Notes described below are obligations of Communications and impose limitations on its ability to pay dividends to us. For example, the Senior Secured Notes that Communications issued on August 18, 2003 and September 25, 2003, and its Senior Subordinated Notes limit the amount of "restricted payments," including dividends, that Communications can make. Generally, Communications can make dividends only if its leverage ratio (as defined) is 6.0 to 1 or better and only from the amount by which its cumulative EBITDA since January 1, 2001 exceeds 150% of its cumulative interest expense in that same period. Communications' ability to generate EBITDA will depend upon various factors that may be beyond our control. Communications' interest expense will increase as a result of its recent notes offering and, because a portion of its debt bears variable rates of interest, its interest expense could increase further in the future. Accordingly, Communications may not generate sufficient cash flow from operations or be permitted by the terms of its debt instruments to pay dividends or distributions to us in amounts sufficient to allow it to pay cash interest on the parent company notes. We currently believe that Communications' debt instruments will permit it to supply us with sufficient cash to meet the cash needs referred to above for the next several years. However, if that is not the case, we would not be able to satisfy those needs, because we have no other source of cash other than dividends from Communications. We would then be required to secure alternate financing, which may not be available on acceptable terms, or at all.

        Communications' principal cash needs are for debt service, capital expenditures, investments in its publications and trade shows and strategic acquisitions, as well as to provide us with cash to finance our cash needs. Its principal sources of liquidity will be cash flow from operations and borrowings under its Credit Facility.

        Debt Service.    As of September 30, 2003, we had total indebtedness of $744.1 million and approximately $44.9 million of borrowings available under our revolving credit facility. Our principal debt obligations are described below.

        Credit Facility.    Communications' Credit Facility consists of a $60.0 million revolving credit facility and a $25.0 million Term Loan B facility. The revolving credit facility will terminate in April 2007 and the Term Loan B matures October 11, 2008. Borrowings under the Credit Facility generally bear interest based on a margin over, at Communications' option, the base rate or the reserve-adjusted London-interbank offered rate (LIBOR). The applicable margin for revolving credit loans vary based upon our ratio of consolidated debt to EBITDA, as defined in the Credit Facility and, is currently 3.75% over LIBOR and 2.50% over the base rate. The applicable margin for Term Loan B varies based upon the rating by S&P and Moody's of our credit facility and is currently 4.50% over LIBOR and 3.25% over the base rate. Communications' obligations under the Credit Facility are guaranteed by us and our parent company, Advanstar Holdings Corp. ("Advanstar Holdings") and all Communications' existing and future domestic subsidiaries and are collateralized by substantially all of the assets of Communications and the subsidiary guarantors, including a pledge of the capital stock of all Communications' existing and future domestic subsidiaries, a pledge of 65% of the voting stock of any foreign subsidiary directly owned by Communications or any domestic subsidiary, a pledge of Communications' and Advanstar IH, Inc.'s capital stock by us, and a pledge of our capital stock by Advanstar Holdings Corp. The Credit Facility contains restrictive covenants which require Communications to, among other things, maintain a level of fixed charge coverage ratio (as defined in the credit facility documents) as of the end of each fiscal quarter. Although there can be no assurance, we believe, based on Communications' anticipated performance and expected economic conditions, that Communications will be able to comply with the amended financial covenant contained in the credit facility throughout the remainder of 2003 and 2004.

        Senior Secured Notes.    Communications' $130 million of second priority senior secured floating rate notes mature in 2008 and its $300 million of second priority senior secured fixed rate notes mature in 2010. The notes of each series are guaranteed by each of Communications' existing and future domestic restricted subsidiaries and collateralized by second-priority liens on the assets collateralizing Communications' credit facility (other than certain of Communications' subsidiary stock and our assets). The fixed rate notes bear interest at an annual rate of 10.75% and the floating rate notes bear interest at an annual rate equal to the three-month LIBOR, which is reset quarterly, plus 7.50%. Interest on the fixed rate notes is payable semi-annually in cash and interest on the floating rate notes, along with amortization of 0.25% of the principal of such floating rate notes, is payable quarterly in cash. The notes contain restrictive covenants that, among other things, limit Communications' ability to incur debt, pay dividends and make investments.

        Senior Subordinated Notes.    The $160 million 12% Series B senior subordinated notes (the "Senior Subordinated Notes") mature in 2011 and are guaranteed by each of Communications' existing and future domestic restricted subsidiaries. Interest on the Senior Subordinated Notes is payable semi-annually in cash. The Notes contain restrictive covenants that, among other things, limit Communications' ability to incur debt, pay dividends and make investments.

        Senior discount notes.    We issued senior discount notes ("Discount Notes") due October 2011 with a principal amount at maturity of $171.8 million. These Discount Notes do not require cash interest payments until 2006 and contain restrictive covenants that, among other things, limit our ability and that of our subsidiaries to incur debt, pay dividends and make investments. However, we are a holding company and our ability to pay interest on these Discount Notes will be dependent upon the receipt of dividends from our subsidiaries. The Credit Facility and the senior subordinated notes impose substantial restrictions on our subsidiaries' ability to pay dividends.

        Contractual and contingent obligations.    Our contractual obligations are as set forth below (in millions):

	Payments Due By Period
	2003(1)	2004	2005	2006	2007	2008	After 2008	Total
Indebtedness	$0.8	$3.7	$1.3	$1.3	$14.3	$149.5	$631.8	$802.7
Interest on indebtedness(2)	18.2	68.1	66.7	90.6	90.1	86.5	181.8	602.0
Operating leases	3.0	5.8	5.4	5.0	4.8	4.7	4.5	33.2

Total Contractual Cash Obligations	$22.0	$77.6	$73.4	$96.9	$109.2	$240.7	$818.1	$1,437.9

(1)
For the period from October 1, 2003 through December 31, 2003.

(2)
Interest on the second priority floating rate notes, revolving credit facility and Term Loan B is calculated using LIBOR of 1.14%, the rate in effect on October 1, 2003. Because the floating rate notes, revolving credit facility and Term Loan B bear interest at a variable rate, actual payments could differ.

        Our contingent obligations are primarily composed of $2.6 million of letters of credit and our interest rate and foreign currency derivatives discussed more fully below in "Qualitative and Quantitative Disclosure About Market Risk."

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

        Historically, our financing requirements have been funded primarily through cash generated by operating activities and borrowings under our revolving credit facility. From time to time, we have also raised additional funds through sales of common stock, high yield offerings and term borrowings under the Credit Facility for purposes of completing strategic acquisitions.

        Cash flows from operating activities.    Net cash provided by operations was $21.1 million in the first nine months of 2003, derived primarily from our net loss of $31.9 million adjusted for amortization and depreciation of $41.0 million, the write-off of deferred finance costs of $11.3 million, noncash interest of $15.5 million, other non-cash items totaling approximately $1.8 million, partially offset by a use of cash caused by movements in our operating assets and liabilities of $16.6 million, principally from the release of deferred revenue upon completion of our trade shows.

        Net cash provided by operations increased $10.0 million to $21.1 million in the first nine months of 2003 compared to $11.1 million in the first nine months of 2002. This increase was principally due to a decline in our net loss of $53.3 million, adjusted by the write-off of deferred finance costs of $11.3 million, a period over period change in other non-cash items of $3.0 million. This increase was partially offset by certain non-cash charges included in net income in the first nine months of 2002, primarily the goodwill impairment charge and a period over period reduction in depreciation and amortization, of approximately $78.4 million. Cash generated from changes in our operating assets and liabilities increased $20.8 million in the first nine months of 2003 from the first nine months of 2002 due largely to the timing of payments on accounts payable and collections on accounts receivable and collections of customer deposits related to future events.

        Cash flows used in investing activities.    Net cash used in investing activities declined $15.4 million to $4.7 million in the first nine months of 2003, from $20.1 million in the first nine months of 2002. This decline was principally due to significantly decreased acquisition activity and capital expenditures.

        Capital expenditures declined $1.4 million in the first nine months of 2003 to $4.5 million compared to $5.8 million in the first nine months of 2002. We anticipate that we will spend approximately $6.8 million on capital expenditures in 2003, primarily for expenditures related to our desktop computers and management information systems. We believe that this amount of capital expenditures will be adequate to grow our business according to our business strategy and to maintain the key trade shows, publications and business of our continuing operations.

        Cash used for acquisitions for the first nine months of 2003 declined $14.1 million relative to the first nine months of 2002 because of reduced acquisition activity during the period. Our business strategy includes the consummation of strategic acquisitions. In connection with any future acquisitions, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments. Consistent with our longstanding strategy, we continue to pursue potential acquisitions of complementary businesses.

        On October 1, 2003, Communications purchased a portfolio of healthcare industry magazines and related custom service projects from Thomson, for $136 million in cash including related fees and expenses. See "Presentation of Financial Information—Acquisitions and Joint Ventures". Communications is in the process of integrating the Thomson acquisition into our operations and we will incur costs related to these efforts over the next several months. These costs will be reflected in our results of operations beginning in the fourth quarter of 2003.

        Cash flows from financing activities.    Cash flows used in financing activities increased $127.3 million to $107.8 million in the first nine months of 2003 from the first nine months of 2002. This increase is due to the issuance of $360 million of the Senior Secured Notes used to repay and terminate all outstanding term A loans under our credit facility and all but $25 million of the outstanding term B loans and a portion of our revolving credit borrowings under the Credit Facility; the issuance of an additional $70 million of Senior Secured Notes used to repay $12 million of outstanding borrowings under our revolving credit facility and purchase short term investments pending completion of the Thomson acquisition and the receipt of $50.0 million in equity contributions from our parent company. Fees paid to our senior lenders for the amendment to our Credit Facility in April 2003 were $3.9 million, compared to fees paid for the amendment in March 2002 of $2.0 million. We also paid fees of $12.3 million in connection with the Senior Secured Notes offerings in August and September 2003.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued prior to June 1, 2003, SFAS No. 150 becomes effective for the Company in the third quarter of fiscal 2003. The adoption of SFAS 150 did not have a significant impact on the results of operations or financial position of the Company.

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

        Interest Rates.    At September 30, 2003, we had fixed rate debt of $576.1 million and variable rate debt of $168.0 million. The annual pre-tax earnings and cash flows impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant and excluding the impact of the hedging agreements described below, would be approximately $1.7 million per year.

        The term loans under our Credit Facility and $130.0 million of the Senior Secured Notes bear interest at a variable rate. We have previously entered into two interest rate hedge agreements to hedge our interest rate risk on these borrowings. One, with a notional amount of $150.0 million, is an interest rate collar agreement that expires in February 2004, and the other, with a notional amount of $200.0 million, is an interest rate swap agreement that expires in November 2005. Under these agreements, based on current LIBOR, the Company will be required to make payments of $1.5 million per quarter beginning in October 2003, and an additional $0.5 million per quarter beginning in December 2003, until the agreements expire, which it will account for as interest expense. A decrease in LIBOR of 100 basis points would increase the Company's interest expense on these agreements by $3.5 million per year. Approximately $125 million of the interest rate collar agreement and $70 million of our interest rate swap agreement is considered undesignated for hedging purposes. Changes in fair value of the undesignated portion of these instruments are recognized in current earnings.

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

        Our strategy for management of currency risk relies primarily on conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of September 30, 2003, we had open foreign exchange derivative contracts to sell with a notional amount totaling $3.3 million, and to buy with a notional amount totaling $1.2 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net asset of approximately $0.1 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to an additional loss of approximately $0.3 million. Actual results may differ.

Item 4.    Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures.

        The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-15(e) or 15d-15(e)) as of the end of the quarter ended September 30, 2003. Based on this evaluation, they concluded that the disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared.

  (b)
  Changes in internal control over financial reporting.

        There were no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

Item 6(a).    Exhibits

4.1	Indenture, dated as of August 18, 2003 among Advanstar Communications Inc., the Guarantors party thereto and the Trustee. (Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-59284) and incorporated by reference herein)
4.2
Intercreditor Agreement dated as of August 18, 2003 among Advanstar Communications Inc., Fleet National Bank, Credit Suisse First Boston and Wells Fargo Bank Minnesota N.A. (Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-109648) and incorporated by reference herein)

The Company has not filed certain debt instruments with respect to long-term debt that does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of such instruments to the Commission upon request.
10.1	Third Amendment to Credit Agreement, dated as of August 18, 2003 (Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-59284) and incorporated by reference herein)
31.1	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification of principal executive officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.
32.2	Certification of principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.

Item 6(b).    Reports on Form 8-K

        The Company filed a report on Form 8-K under Items 5 and 7 on September 11, 2003 to announce the commencement of a private placement of its second priority senior secured notes and the pricing of the private placement.

        The Company filed a report on Form 8-K under Items 7 and 9 on August 26, 2003 to announce its agreement to acquire a portfolio of healthcare industry-specific magazines and related custom project services from The Thomson Corporation and its subsidiaries.

        The Company filed a report on Form 8-K under Item 9 on August 11, 2003 under Item 9 to provide information regarding the its participation in an auction to acquire a complementary business.

        The Company filed a report on Form 8-K under Items 5 and 7 on August 5, 2003 to announce the pricing of a private placement of its second priority senior secured notes.

        The Company filed a report on Form 8-K under Item 9 on August 1, 2003 under Item 9 to provide information regarding the its participation in an auction to acquire a complementary business.

        The Company filed a report on Form 8-K under Items 5 and 7 on July 22, 2003 to announce its commencement of a private placement of second priority senior secured notes.

        The Company filed a report on Form 8-K under Items 7, 9 and 12 on July 22, 2003 to disclose certain information related to its employment contract with its chief executive officer, certain information relating to the performance of trade shows in the first half of 2003, certain information with respect to initiatives undertaken during the recession and to furnish its earnings release for the second fiscal quarter ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSTAR, INC.
November 14, 2003	/s/ DAVID W. MONTGOMERY David W. Montgomery Vice President-Finance, Secretary and Chief Financial Officer (Principal Financial Officer and Authorized Representative of the Registrant)

Exhibit Index

Exhibit No.	Document
4.1	Indenture, dated as of August 18, 2003 among Advanstar Communications Inc., the Guarantors party thereto and the Trustee. (Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-59284) and incorporated by reference herein)
4.2
Intercreditor Agreement dated as of August 18, 2003 among Advanstar Communications Inc., Fleet National Bank, Credit Suisse First Boston and Wells Fargo Bank Minnesota N.A.(Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-109648) and incorporated by reference herein)

The Company has not filed certain debt instruments with respect to long-term debt that does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of such instruments to the Commission upon request.
10.1	Third Amendment to Credit Agreement, dated as of August 18, 2003 (Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-59284) and incorporated by reference herein)
31.1	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification of principal executive officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.
32.2	Certification of principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.

QuickLinks

Advanstar, Inc. Condensed Consolidated Balance Sheets (In thousands, except share and per share data)
Advanstar, Inc. Condensed Consolidated Statements of Operations (In thousands)
Advanstar, Inc. Condensed Consolidated Statements of Operations (In thousands)
Advanstar, Inc. Condensed Consolidated Statements of Cash Flows (In thousands)
Advanstar Inc. Notes to Condensed Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002
  Item 3. Qualitative and Quantitative Disclosure about Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit Index