Form 10-Q
period 2004-06-30
ADVANSTAR INC
filed 2004-08-16
CIK 1064243

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For the quarterly period ended: June 30, 2004
OR
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

        As of August 16, 2004, 100 shares of the registrant's common stock were outstanding.

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements:

PART I FINANCIAL INFORMATION

Advanstar, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,544	$29,721
Accounts receivable, net of allowance of $1,223 and $1,006 at June 30, 2004 and December 31, 2003	34,341	34,064
Prepaid expenses	6,884	7,980
Other	2,390	2,021
Current assets of discontinued operations and assets held for sale	892	1,811

Total current assets	67,051	75,597
Due from parent	266	166
Property, plant and equipment, net	23,882	24,426
Intangible and other assets:
Goodwill	711,384	708,098
Intangibles and other, net	126,149	143,058

Total intangible and other assets, net	837,533	851,156
Non current assets of discontinued operations and assets held for sale	2,768	36,323

	$931,500	$987,668

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$2,300	$3,700
Accounts payable	16,749	29,350
Accrued compensation	5,328	7,011
Other accrued expenses	24,411	27,082
Deferred revenue	46,392	56,553
Current liabilities of discontinued operations and assets held for sale	1,127	4,947

Total current liabilities	96,307	128,643
Long-term debt, net of current maturities	741,761	740,371
Deferred income taxes	10,730	6,990
Other long-term liabilities	4,216	10,957
Due to Parent	844	1,505
Minority interests	3,952	3,516
Long term liabilities of discontinued operations and assets held for sale	696	5,068
Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value, 10,000 shares authorized; 100 shares issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Capital in excess of par value	370,424	370,424
Accumulated deficit	(299,581)	(283,319)
Accumulated other comprehensive loss	2,151	3,513

Total stockholder's equity	72,994	90,618

	$931,500	$987,668

The accompanying notes are an integral part of these condensed consolidated financial statements

Advanstar, Inc.

Condensed Consolidated Statements of Operations

(In thousands)

	For the Three Months Ended June 30,
	2004	2003
	(unaudited)
Net revenue	$85,314	$60,093
Operating expenses:
Cost of production	16,691	12,304
Selling, editorial and circulation	41,484	28,447
General and administrative	10,978	8,392
Restructuring (see Note 5)	(3,895)	—
Amortization of intangibles	10,586	10,867
Depreciation	2,282	2,839

Total operating expenses	78,126	62,849

Operating income (loss)	7,188	(2,756)
Other income (expense):
Interest expense, net	(22,653)	(17,025)
Other income (expense), net	(2)	(92)

Loss from continuing operations before income taxes and minority interests	(15,467)	(19,873)
Provision (benefit) for income taxes	3,437	(87)
Minority interests	113	48

Loss from continuing operations	(18,791)	(19,738)
Discontinued operations (see Note 3):
(Loss) income from operations of discontinued businesses (including a goodwill impairment charge of $9,420 net of minority interest of $5,072 for the three months ended June 30, 2004)	(8,773)	492

Net loss	$(27,564)	$(19,246)

The accompanying notes are an integral part of these condensed consolidated financial statements

Advanstar, Inc.

Condensed Consolidated Statements of Operations

(In thousands)

	For the Six Months Ended June 30,
	2004	2003
	(unaudited)
Net revenue	$205,701	$160,549
Operating expenses:
Cost of production	39,794	31,842
Selling, editorial and circulation	85,101	61,385
General and administrative	22,803	18,607
Restructuring (see Note 5)	(3,895)	—
Amortization of intangibles	20,128	21,597
Depreciation	4,343	5,580

Total operating expenses	168,274	139,011

Operating income	37,427	21,538
Other income (expense):
Interest expense, net	(45,774)	(33,314)
Other income (expense), net	1,206	283

Loss from continuing operations before income taxes and minority interests	(7,141)	(11,493)
Provision for income taxes	6,562	296
Minority interests	(437)	(193)

Loss from continuing operations	(14,140)	(11,982)
Discontinued operations (see Note 3):
(Loss) income from operations of discontinued businesses (including a goodwill impairment charge of $9,420 net of minority interest of $5,072 for the six months ended June 30, 2004)	(2,122)	3,580

Net loss	$(16,262)	$(8,402)

The accompanying notes are an integral part of these condensed consolidated financial statements

Advanstar, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	For the Six Months Ended June 30,
	2004	2003
	(unaudited)
Operating activities:
Net loss	$(16,262)	$(8,402)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,548	27,814
Restructuring charge	(3,895)	—
Goodwill impairment	9,420	—
Gain on derivative financial instruments	(1,264)	(709)
Undistributed earnings of minority interest holders	689	542
Noncash interest	11,809	10,203
(Gain) loss on sale of business and other assets	(906)	4
Deferred income taxes	3,740	659
Provision for bad debts	806	146
Changes in operating assets and liabilities	(32,366)	(17,393)

Net cash (used in) provided by operating activities	(3,681)	12,864

Investing activities:
Additions to property, plant and equipment	(4,022)	(3,140)
Acquisitions of publications and trade shows, net of cash acquired	(8,088)	(207)
Proceeds from sale of business and other assets	19,511	3

Net cash provided by (used in) investing activities	7,401	(3,344)

Financing activities:
Proceeds from revolving credit loan	6,000	8,000
Payments on revolving credit loan	(14,000)	(6,000)
Payments of long-term debt	(2,050)	(8,900)
Deferred financing costs	(302)	(3,896)

Net cash used in financing activities	(10,352)	(10,796)

Effect of exchange rate changes on cash	(545)	660

Net decrease in cash and cash equivalents	(7,177)	(616)
Cash and cash equivalents, beginning of period	29,721	19,022

Cash and cash equivalents, end of period	$22,544	$18,406

The accompanying notes are an integral part of these condensed consolidated financial statements

Advanstar, Inc.

Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar, Inc. ("Advanstar"), its wholly owned subsidiary, Advanstar Communications Inc. ("Communications"), and Communications' majority owned subsidiaries (collectively, the "Company") in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that all adjustments, consisting solely of normal recurring items considered necessary for a fair presentation have been included. These condensed consolidated financial statements, however, should be read in conjunction with the audited financial statements and the related notes included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2004.

2.    Summary of Significant Interim Accounting Policies

  Stock-Based Compensation

        As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for stock options and awards to employees under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

        If the Company had elected to recognize compensation costs based on the fair value of the options granted as prescribed by SFAS No. 123, results would have been adjusted to the pro forma amounts indicated in the table below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net loss—as reported	$(27,564)	$(19,246)	$(16,262)	$(8,402)
Less: pro forma stock based employee compensation	(705)	(592)	(1,382)	(1,184)

Net loss—pro forma	$(28,269)	$(19,838)	$(17,644)	$(9,586)

  Interim Income Tax Expense

        The Company determines its quarterly income tax provision based upon an estimated annual effective income tax rate. In determining the effective income tax rate applicable to interim periods, the Company excludes tax jurisdictions where no tax expense or benefit is expected for the entire year.

  Recently Issued Accounting Standards

        In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R, Consolidation of Variable Interest Entities, which addresses accounting for special-purpose and variable interest entities and which superseded Interpretation No. 46. The provisions of Interpretation No. 46R are effective for the Company in the first quarter of 2005. Based upon the Company's preliminary analysis, the Company does not expect adoption to have a material effect on its financial position, results of operations or cash flows.

3.    Acquisitions and Divestitures

  Acquisitions

        On October 1, 2003, the Company purchased a portfolio of healthcare industry magazines and related custom projects business from the Thomson Corporation and its subsidiaries ("Thomson") for $150.7 million, including $136.5 million in cash (including related fees and expenses) and $14.1 million of assumed liabilities.

        On March 8, 2004, the Company purchased a portfolio of pharmaceutical industry conferences and magazines from the Institute of Validation Technology, Inc. ("IVT") for $8.0 million in cash plus assumed liabilities. In addition, the Company agreed to pay additional contingent cash consideration based on 2004 and 2005 operating results of the acquired assets. Certain of the acquired assets and assumed liabilities are recorded based upon preliminary estimates of their respective fair values as of the date of the acquisition. The Company does not believe the final allocation of purchase price will be materially different from preliminary allocations.

        The following table provides the unaudited pro forma operating results of the Company for the three and six month periods ended June 30, 2003 as if the Thomson acquisition had taken place at January 1, 2003. The pro forma operating results do not include the effect of the IVT acquisition described above because the acquisition is not material (in thousands):

	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2003
Revenue	$80,592	$201,370
Income from continuing operations	(22,831)	(18,717)
Net income	(22,339)	(15,137)

        The unaudited pro forma operating results do not purport to represent what the Company's results of operations actually would have been if the acquisition had occurred as of the date indicated or what such results will be for any future periods.

  Divestitures

        On March 12, 2004, the Company completed the sale of its art industry trade shows and magazines (the "Art Group") for a total selling price of $19.6 million in cash. The portfolio included three trade shows and two publications. The Company recorded a gain on the sale of $1.0 million plus a tax benefit of $2.4 million.

        The results of the Art Group have been reported in discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003. In addition, the assets and liabilities of the Art Group are reported in discontinued operations in the condensed consolidated balance sheet at June 30, 2004 and December 31, 2003. Prior year consolidated financial statements have been restated to present the Art Group in discontinued operations.

        Revenues of the Art Group, included in discontinued operations in the condensed consolidated statements of operations, were $8.5 million for the period from January 1, 2004 to March 12, 2004. For the three and six months ended June 30, 2003, Art Group revenues were $0.4 and $9.7 million. Pretax results of the Art Group reported in discontinued operations in the condensed consolidated statements of operations, which excludes the gain on sale, was a profit of $3.4 million for the period from January 1, 2004 to March 12, 2004 and a loss of $0.4 million and a profit of $2.9 million for the three and six months ended June 30, 2003.

        During June 2004, the Company committed to the sale of its 65% ownership in its French joint venture ("SeCA"), which consisted of one trade show. On August 5, 2004, the Company completed the sale for a total selling price of $3.1 million in cash. In connection with the sale, the Company recorded a goodwill impairment charge of $9.4 million in the second quarter of 2004. We measured the impairment charge as the excess of our carrying value of the Company's interest in SeCA over the selling price, less costs to sell SeCA. This charge is reported separately as a component of discontinued operations for the three and six months ended June 30, 2004.

        The results of SeCA have been reported as a component of discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003. Prior year consolidated financial statements have been restated to present SeCA in discontinued operations. In addition, the assets and liabilities of SeCA are reported as assets and liabilities of discontinued operations and assets held for sale in the condensed consolidated balance sheet at June 30, 2004 and December 31, 2003.

        Revenues of SeCA were $2.9 million for both the three and six months ended June 30, 2004, and $3.4 million and $3.7 million for the three and six months ended June 30, 2003. Pretax results of SeCA, including the goodwill impairment charge of $9.4 million, net of minority interest, reported in discontinued operations in the condensed consolidated statements of operations were a loss of $8.4 million and $8.5. million for the three and six months ended June 30, 2004 and income of $1.4 million and $1.1 million for the three and six months ended June 30, 2003.

        The discontinued operations and assets held for sale of SeCA and the Art Group included in the condensed consolidated Balance Sheets as of June 30, 2004 and December 31, 2003 are as follows (in thousands):

	June 30, 2004	December 31, 2003
	Assets Held For Sale	Assets Held For Sale	Discontinued Operations	Total
Assets
Accounts receivable	$892	$716	$—	$716
Prepaid expenses	—	48	1,047	1,095

Total current assets of discontinued operations and assets held for sale	892	764	1,047	1,811
Property, plant and equipment, net	3	8	100	108
Goodwill	2,706	17,788	16,610	34,398
Intangibles and other, net	59	76	1,741	1,817

Total non current assets of discontinued operations and assets held for sale	2,768	17,872	18,451	36,323
Liabilities
Accounts payable and other accrued expenses	1,127	519	—	519
Deferred revenue	—	230	4,198	4,428

Total current liabilities of discontinued operations and assets held for sale	1,127	749	4,198	4,947
Due to parent	(844)	(1,505)	—	(1,505)
Minority interests	1,540	6,573	—	6,573

Total long term liabilities of discontinued operations and assets held for sale	696	5,068	—	5,068

Net assets of discontinued operations and assets held for sale	$1,837	$12,819	$15,300	$28,119

        The Art Group and SeCA assets included discontinued operations in the Company's reportable segments are as follows (in thousands):

	Trade Shows and Conferences	Trade Publications	Marketing Services	Corporate and Other	Total
Segment assets at June 30, 2004	3,657	—	—	3	3,660
Segment assets at December 31, 2003	34,635	3,391	—	108	38,134

4.    Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill for the six months ended June 30, 2004, by operating segment, are as follows (in thousands):

	Trade Shows and Conferences	Trade Publications	Marketing Services	Totals
Balance as of December 31, 2003	$466,043	$210,977	$31,078	$708,098
Goodwill acquired or finally allocated during the period	3,029	987	—	4,016
Foreign currency translation	(950)	230	(10)	(730)

Balance as of June 30, 2004	$468,122	$212,194	$31,068	$711,384

        Trade exhibitor and advertiser lists are amortized on a double-declining balance method over six years and five years, respectively, subscriber lists and other intangible assets are amortized on a straight-line basis over three to ten years, trademarks and trade names are amortized on a straight-line basis over twenty years. These intangible assets consist of the following as of June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003
Trade exhibitor lists	$156,749	$156,939
Advertiser lists	62,236	62,303
Subscriber lists	28,153	28,577
Trade names and trademarks	18,018	18,016
Other intangible assets	26,604	21,437
Deferred financing costs	23,365	23,063

	315,125	310,335
Accumulated amortization	(188,976)	(167,277)

Total intangible and other assets, net	$126,149	$143,058

        Estimated amortization expense of identified intangible assets and other for the remaining six months of 2004 and for the next five years is as follows: (in thousands):

2004	$22,795
2005	38,533
2006	27,928
2007	11,385
2008	7,769
2009	3,679

5.    Restructuring

        In March 2001, the Company more closely integrated certain activities of its wholly owned subsidiary Advanstar.com, Inc (Advanstar.com) with Communications. As a result of the integration, restructuring charges were incurred. All restructuring charges were finalized by the end of 2001 other than facility lease costs. The restructuring charge accrual relating to the facility lease costs was

$6.2 million at December 31, 2003. The facility lease obligation was settled in May 2004 for less than amounts owed under the lease. The $3.9 million favorable settlement (net of fees and related expenses) of the lease obligation was recognized as an offset to operating expense for the three and six months ended June 30, 2004. As of June 30, 2004, no liability exists on the Company's balance sheet relating to this restructuring.

6.    Financial Derivative Instruments

        The Company uses derivative instruments to manage exposure to interest rate and foreign currency risks. The Company's objectives for holding derivatives are to minimize these risks using the most effective methods to eliminate or reduce the impact of these exposures.

  Interest Rate Risk

        In 2001 the Company entered into an interest rate collar agreement expiring February 2004 to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on the interest rate collar agreement was reported as a component of accumulated other comprehensive income in stockholder's equity and recognized in earnings as the underlying interest expense was incurred. The ineffective portion of the interest rate collar agreement was recognized in current earnings. Gains and losses on the undesignated portion of this agreement were recognized in current earnings until expiration.

        In May 2003 the Company entered into an interest rate swap agreement expiring November 2005. The Company terminated this agreement in December 2003. The net gain at termination of approximately $0.2 million will continue to be reported in accumulated other comprehensive income and will be amortized into earnings over the original contract term.

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

        At June 30, 2004, the Company had foreign exchange derivative contracts to sell with a notional amount totaling $3.9 million and to buy totaling $1.1 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net liability of $0.1 million.

  Accumulated Other Comprehensive Income (Loss)

        The following table summarizes the effects of SFAS 133 on the Company's accumulated other comprehensive income as of June 30, 2004 and 2003 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Accumulated other comprehensive income (loss) balance at December 31, 2003	$(42)	$—	$(42)
Unwound from accumulated other comprehensive income (loss) during the period	244	—	244
Mark to market hedge contracts	(52)	—	(52)

Accumulated other comprehensive income (loss) balance at June 30, 2004	$150	—	$150

Accumulated other comprehensive income (loss) balance at December 31, 2002	$(4,350)	$—	$(4,350)
Unwound from accumulated other comprehensive income (loss) during the period	2,760	—	2,760
Mark to market hedge contracts	(2,215)	(42)	(2,257)

Accumulated other comprehensive income (loss) balance at June 30, 2003	$(3,805)	$(42)	$(3,847)

        At June 30, 2004, the Company estimates that it will reclassify out of accumulated other comprehensive income approximately $0.1 million of deferred gains into earnings within the next 12 months. The fair value of the Company's derivatives was a net liability position of $0.1 million and $1.5 million at June 30, 2004 and December 31, 2003, respectively, which is included in other accrued expenses in the accompanying condensed consolidated balance sheets.

  Statement of Operations

        The following tables summarize the effects of SFAS No. 133 included in other income (expense) in the Company's statement of operations related to the ineffective portion of the Company's interest rate protection agreements and foreign exchange contracts not designated as hedging instruments for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Three months ended June 30, 2004	$—	$(16)	$(16)

Three months ended June 30, 2003	43	223	266

Six months ended June 30, 2004	1,273	(9)	1,264

Six months ended June 30, 2003	575	134	709

7.    Debt

  Credit Facility

        The credit facility (the "Credit Facility") originally consisted of (i) $415.0 million of term loans A and B payable in quarterly installments through October 11, 2008, and (ii) $80.0 million of revolving loan availability through April 11, 2007. The Credit Facility contained restrictive covenants which required the Company to, among other things, maintain a maximum quarterly leverage ratio (as defined) that declined quarterly through the fourth quarter of 2004, and to maintain a minimum fixed charge ratio (as defined).

        In connection with its private placement of Senior Secured Notes in August 2003 described below, Communications amended the Credit Facility to permit the private placement and the proposed use of the proceeds, to eliminate the leverage ratio covenant, to amend certain other covenants contained in the Credit Facility and to reduce the revolving loan commitments from $80.0 million to $60.0 million. Failure of the Company to comply with the current covenants may cause an event of default under the Credit Facility. Borrowings under the Credit Facility are collateralized by substantially all of the Company's assets.

  Senior Secured Notes

        On August 18, 2003, Communications issued $360.0 million of second priority senior secured notes (the "August senior secured notes"). On September 25, 2003, Communications issued an additional $70.0 million of second priority senior secured notes (the "September senior secured notes"), which were issued at a premium (together with the August senior secured notes, the "Senior Secured Notes"). The Senior Secured Notes were issued in two tranches: $130.0 million of Second Priority Senior Secured Floating Rate Notes due 2008, which will require quarterly amortization equal to 0.25% of the principal amount thereof (the "floating rate notes"), and $300.0 million of 10.75% Second Priority Senior Secured Notes due 2010. Interest on the floating rate notes is payable at a rate equal to three-month LIBOR, which is reset quarterly, plus 7.5%. Each tranche of the notes is collateralized by second priority liens on substantially all of the collateral pledged against borrowings under Communications' Credit Facility (other than the capital stock of certain of its subsidiaries and assets of its parent companies, including Advanstar). The notes contain restrictive covenants that, among other things, limit Communications' ability to incur debt, pay dividends and make investments. Communications entered into a registration rights agreement in connection with the private placement pursuant to which the Company has registered substantially all of the notes.

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

        The Senior Secured Notes are fully and unconditionally guaranteed on a senior basis, jointly and severally, by Communications' wholly owned domestic subsidiaries. The financial covenants under the notes include limitations on certain asset dispositions, payments, debt incurrence, dividends and other restricted payments.

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

        Accretion of the debt discount on the Discount Notes was $5.2 million and $4.4 million during the three months ended June 30, 2004 and 2003 and $10.1 million and $8.6 million in the six months ended June 30, 2004 and 2003, respectively. These amounts are included in interest expense in the respective accompanying consolidated statements of operations.

        Long-term debt consists of the following (in thousands):

	June 30, 2004	December 31, 2003
Term loan B, interest at LIBOR plus 4.50%; 5.78% at June 30, 2004, due quarterly through October 11, 2008	$25,000	$25,000
Revolving credit loan, interest at LIBOR plus 3.75%; 4.85% at June 30, 2004, due April 11, 2007	—	8,000
Second priority senior secured floating rate notes, interest at LIBOR plus 7.5%, 8.62% at June 30, 2004, due 2008	129,025	129,675
10.75% Second priority senior secured notes, due 2010, plus unamortized premium of $919 and $994 at June 30, 2004 and December 31, 2003, respectively	300,919	300,994
Senior subordinated notes, interest at 12.00%, due 2011	160,000	160,000
Senior discount notes, interest at 15.00%, due October 11, 2011, net of unamortized discount of $48,907 and $53,790 at June 30, 2004 and December 31, 2003, respectively	128,117	118,002
Acquisition note payable, interest at 5.50%, due monthly through 2004	1,000	2,000
Acquisition note payable, interest at 6.00%, due April 1, 2004	—	400

	744,061	744,071
Less current maturities	(2,300)	(3,700)

	$741,761	$740,371

8.    Comprehensive Income

        The table below presents comprehensive loss, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(27,564)	$(19,246)	$(16,262)	$(8,402)
Change in cumulative translation adjustment	(1,402)	4,488	(1,554)	5,499
Change in unrealized losses on derivative financial instruments	—	(340)	192	503

Comprehensive loss	$(28,966)	$(15,098)	$(17,624)	$(2,400)

9.    Segments

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

	Trade Shows and Conferences	Trade Publications	Marketing Services	Corporate and Other	Total
Three months ended June 30, 2004
Revenues	$21,573	$57,985	$5,756	$—	$85,314
Contribution margin (loss)	8,098	18,436	3,368	(2,763)	27,139
Segment assets	525,786	305,752	33,283	66,679	931,500
Three months ended June 30, 2003
Revenues	$20,526	$35,039	$4,528	$—	60,093
Contribution margin (loss)	6,634	12,184	2,095	(1,571)	19,342
Segment assets	574,910	177,448	32,622	67,061	852,041
Six months ended June 30, 2004
Revenues	$89,798	$105,154	$10,749	$—	$205,701
Contribution margin (loss)	46,935	31,622	6,339	(4,090)	80,806
Segment assets	525,786	305,752	33,283	66,679	931,500
Six months ended June 30, 2003
Revenues	$86,098	$65,606	$8,845	$—	160,549
Contribution margin (loss)	44,911	20,858	4,091	(2,538)	67,322
Segment assets	574,910	177,448	32,622	67,061	852,041

        The reconciliation of total segment contribution margin to consolidated loss from continuing operations before income taxes, and minority interests is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total segment contribution margin	$27,139	$19,342	$80,806	$67,322
Restructuring charge	3,895	—	3,895	—
General and administrative expense	(10,978)	(8,392)	(22,803)	(18,607)
Depreciation and amortization	(12,868)	(13,706)	(24,471)	(27,177)
Other expense (primarily interest)	(22,655)	(17,117)	(44,568)	(33,031)

Loss from continuing operations before income taxes and minority interests	$(15,467)	$(19,873)	$(7,141)	$(11,493)

10.    Related-Party Transactions

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations:

        This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements, including statements about plans and objectives of management, potential acquisitions, market growth and opportunity. These forward-looking statements are neither promises nor guarantees and involve risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. You should not expect that these forward-looking statements will be updated or supplemented as a result of changing circumstances or otherwise, and we disavow and disclaim any obligation to do so. Important cautionary statements and risk factors that would affect actual results are discussed in the our periodic reports and registration statements filed with the Securities and Exchange Commission, including those under the caption entitled "Certain Factors Which May Affect Future Results" in the our annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004.

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

        Trade shows and conferences accounted for 44% and 54% of total revenue in the six months ended June 30, 2004 and 2003, respectively. Trade publications accounted for 51% and 41% of total revenue in the six months ended June 30, 2004 and 2003, respectively, while marketing services accounted for 5% and 5% of total revenue in the six months ended June 30, 2004 and 2003, respectively. We expect that publications will constitute slightly more than 50% of our full year 2004 revenue as a result of the acquisition in October 2003 of the Thomson healthcare properties. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC trade shows and our other large trade shows and conferences. Because trade shows and conferences revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of trade show dates from one quarter to another.

Industry Trends and Developments

        The rebound in marketing and advertising spending remains variable across the twenty industry sectors served by our trade shows and publications.

        Our trade shows and conferences continued to perform well in the first half. Our MAGIC and License events posted gains in square footage, revenue and attendance over the first half of 2003. Our Powersports motorcycle events also increased revenue significantly over the first half last year. Our trade shows serving technology markets had mixed results but our AIIM and On Demand events servicing the document management and digital printing markets and our Sensors event in the system design and engineering markets began to stabilize after three years of technology market declines. Our recently acquired IVT conferences, which address FDA validation and compliance issues for the pharmaceutical industry, have performed ahead of our expectations.

        The primary driver in the growth of our publishing segment to date 2004 came from the acquisition of the Thomson healthcare properties. Our legacy healthcare and pharmaceutical publications are continuing their strong growth trend from 2003 in the first half of 2004 and many of the flagship healthcare publications we recently acquired from Thomson are performing to our acquisition expectations and should offer us opportunities for additional growth as we continue through the year. Trade advertising in aggregate across our other market sectors in the first half of 2004 continues to show reasonable growth over the first half of 2003 with the exception of our travel sector, which continues to mirror the decline in total travel industry advertising pages. Our technology publications stabilized in the first half with revenue declining less than 3.0% and pages increasing 5.0% from the first half of 2003 after two years of double digit percentage declines. We do not anticipate significant near term recovery in either our technology or travel based publications..

        We have identified new opportunities and initiatives that we will be pursuing throughout the year, including opportunities to expand customer relationships and our market position in our MAGIC events and the healthcare sector. We are also investing in a significant new product development initiative in our Powersports group with the launch of several new publications and tradeshows in the off-road truck market.

Presentation of Financial Information

Acquisitions and Divestitures

        On October 1, 2003, we purchased a portfolio of healthcare industry magazines and related custom projects business from The Thomson Corporation and its subsidiaries for $136.5 million in cash (including $1 million of related fees and expenses) ("the Thomson acquisition").

        On March 8, 2004, we purchased a portfolio of pharmaceutical industry specific magazines and conferences from the Institute of Validation Technology, Inc. ("IVT") for $8.0 million in cash and assumed liabilities. In addition, we agreed to pay additional contingent cash consideration based upon 2004 and 2005 operating results of the acquired assets.

        We have accounted for our acquisitions under the purchase method of accounting. Accordingly, our results of operations include the effect of these acquisitions from the date of purchase.

        On December 31, 2003, we sold a portfolio of automotive and technology industry trade shows and magazines operated by our U.K. subsidiary for a total sales price of $2.2 million in cash, subject to a working capital adjustment. Total revenue for these properties in the second quarter and first half of 2003 was $0.9 million and $2.9 million and contribution margin loss of $0.6 million and $0.7 million for second quarter and first half 2003, respectively.

        On March 12, 2004, we completed the sale of our art industry trade shows and magazines (the "Art Group") for a total selling price of $19.6 million in cash. The portfolio included three trade shows, with 186,216 aggregate square feet in 2003, and two publications, with 935 aggregate advertising pages in 2003. We recorded a gain on the sale of $1.0 million plus a tax benefit of $2.4 million. The results of the Art Group, along with the after tax gain, are reported in discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003.

        During June of 2004, we committed to the sale of our 65% ownership in our French joint venture ("SeCA"), which consisted of one trade show. On August 5, 2004, we completed the sale for $3.1 million in cash. In the second quarter, we recorded a goodwill impairment charge of $9.4 million based the sale of SeCA for less than its carrying value. This charge is reported separately as a component of discontinued operations for the three and six months ended June 30, 2004. The results of SeCA have been reported in discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003.

        See Note 3 to our condensed consolidated financial statements

Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility

        In August 2003, Communications amended the Credit Facility to permit the issuance of $360.0 million of second priority senior secured notes and the use of the proceeds thereof, eliminate the leverage ratio covenant and amend certain other covenants contained in the Credit Facility and reduce the revolving loan commitments thereunder from $80 million to $60 million. Communications recorded an expense of $11.3 million in the third quarter of 2003 to reflect the write-off of deferred financing costs related to the term loans, which were repaid with the proceeds of the offering. Communications' interest expense and cash interest is higher as a result of this refinancing. In addition, Communications reclassified $1.8 million of deferred losses related to their interest rate collar and swap agreements previously reported as a component of accumulated other comprehensive income into other expenses in the third quarter of 2003. Gains and losses on the portion of these agreements not designated as hedges of the second priority senior secured floating rate notes at the end of each fiscal quarter (which are calculated as the net amount payable upon termination at the date of determination) are recognized in current earnings.

        In September 2003, Communications issued $70 million of second priority senior secured notes and used the net proceeds to repay $12 million of outstanding borrowings under their revolving Credit Facility and to purchase short-term investments pending completion of the Thomson acquisition. On October 1, 2003, Communications used $136.5 million in cash, including $56 million of the net proceeds of the September offering to finance the Thomson acquisition.

Sources of Revenue

Trade Shows and Conferences

        The trade shows and conferences segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at our events. In 2003, 82% of our trade show and conference revenue was from the sale of exhibit space. Events are generally held on an annual basis in major metropolitan or convention areas such as New York City and Las Vegas. At many of our trade shows, a portion of exhibit space is reserved as much as a year in advance. The sale of exhibit space is generally impacted by the ongoing quality and quantity of attendance, venue selection and availability, industry life cycle and general market conditions. Revenue and related direct event expenses are recognized in the month in which the event is held. Cash is collected in advance of an event and is recorded on our consolidated balance sheet as deferred revenue.

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

        We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Revenue Recognition

        We recognize revenue as discussed in the "Sources of Revenue" section above. The balance of deferred revenue was $46.3 million at June 30, 2004; $13.1 million for trade publications and $33.2 million for trade shows. On a relative basis, deferred revenue reaches its highest levels during the second and fourth quarters of the year largely due to the timing of the MAGIC trade shows and our other large trade shows and conferences.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The balance of the allowance for doubtful accounts at June 30, 2004 and December 31, 2003 was $1.2 million and $1.0 million, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

        The allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves. We evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. In these cases, management uses its judgment, based on the best available facts and circumstances, to determine if a specific reserve for that customer's receivable is warranted. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. We also establish a general reserve for all customers based on percentages applied to customer balances depending on the age of the amount due. This percentage is based on historical collection and write-off experience and varies by geographic region. If circumstances change, our estimates of the recoverability of amounts due us could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

Deferred Taxes

        Pursuant to the requirements of SFAS No. 109, we record a valuation allowance to reduce our deferred tax assets to the amount that we determine is more likely than not to be realized. At June 30, 2004 we have recorded a valuation allowance to offset the deferred tax benefit associated with all of our U.S. and foreign net operating loss carryforwards because the realization of these benefits is not considered likely. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, a reduction in the valuation allowance would result in an income tax benefit and would increase net income or reduce net loss in the period such determination was made.

Amortization of Intangible Assets

        Intangible assets related to trade exhibitor and advertiser lists are amortized using a double-declining balance method over 6 years and 5 years, respectively. Intangible assets related to tradenames and trade marks are amortized using a straight-line method over 20 years. Intangible assets related to subscriber lists and other intangible assets are amortized using a straight-line method over 3 to 10 years. We amortize intangible assets on a basis, which corresponds to our projections of future cash flows directly related to these intangible assets. A change in circumstances could result in a determination that asset lives should be changed or that the related assets are impaired and impairment charges to reduce the carrying value of intangible assets may be necessary. The effect of any changes in useful lives or a determination that the carrying value of an intangible asset is impaired would be accounted for in the period that such determination was made. In addition to the deferred tax assets, which are fully reserved, we have established a deferred tax liability equal to the excess of the carrying value of our goodwill for financial reporting purposes over the tax basis of this goodwill. We establish this liability because we do not amortize goodwill for financial reporting purposes but we do amortize goodwill for tax reporting purposes.

Impairment of Long-Lived Assets

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

        As a result of our sale of SeCA, we recorded a goodwill impairment charge of $9.4 million in the second quarter of 2004. We measured the fair value of SeCA using the selling price, less our costs to sell SeCA. This charge is reported separately as a component of discontinued operations for the three and six months ended June 30, 2004.

Selected Financial Data

        The following table sets forth selected statements of operations and other financial data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Income Statement Data:
Revenue
Trade shows and conferences	$21,573	$20,526	$89,798	$86,098
Publications	57,985	35,039	105,154	65,606
Marketing services and other	5,756	4,528	10,749	8,845

Total revenue	85,314	60,093	205,701	160,549
Cost of production and selling
Trade shows and conferences	13,475	13,892	42,863	41,187
Publications	39,549	22,855	73,532	44,748
Marketing services and other	2,696	2,706	4,983	5,266
Department and support costs	2,455	1,298	3,517	2,026

Total cost of production and selling	58,175	40,751	124,895	93,227
General and administrative expenses	10,978	8,392	22,803	18,607
Restructuring (see Note 5)	(3,895)	—	(3,895)	—
Depreciation and amortization	12,868	13,706	24,471	27,177

Operating income (loss)	7,188	(2,756)	37,427	21,538
Other income (expense):
Interest expense	(22,653)	(17,025)	(45,774)	(33,314)
Other income (expense), net	(2)	(92)	1,206	283

Loss from continuing operations before income taxes and minority interests	(15,467)	(19,873)	(7,141)	(11,493)
Provision for income taxes	3,437	(87)	6,562	296
Minority interests	113	48	(437)	(193)

Loss from continuing operations	(18,791)	(19,738)	(14,140)	(11,982)
Discontinued operations (see Note 3):
(Loss) income from operations of discontinued business (including a goodwill impairment charge of $9,420, net of minority interest of $5,072 for the three and six months ended June 30, 2004	(8,773)	492	(2,122)	3,580

Net loss	$(27,564)	$(19,246)	$(16,262)	$(8,402)

Results of Operations

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

Revenue

        Revenue in the second quarter of 2004 increased 42.0% to $85.3 million from $60.1 million in the second quarter of 2003.

        Revenue from trade shows and conferences increased $1.1 million, or 5.1%, to $21.6 million in the second quarter of 2004 from $20.5 million in the second quarter of 2003. Revenue for events held in the second quarter of both 2004 and 2003 increased $2.0 million in the second quarter of 2004. This increase was primarily due to the strong performances of our License and Sensors events. Two trade shows held in the second quarter of 2003 shifted into the first quarter of 2004 and two trade shows held in the first quarter of 2003 shifted into the second quarter of 2004 reducing revenue by $1.9 million, net, in the second quarter of 2004. Our acquisition in March 2004 of conferences from the Institute of Validation Technology, Inc. ("IVT"), combined with a new pharmaceutical conference launch, contributed $2.5 million of revenue in the second quarter of 2004. These revenue gains were partially offset by holding two fewer events serving our technology and beauty markets.

        Revenue from publications increased $23.0 million, or 65.5%, to $58.0 million in the second quarter of 2004 from $35.0 million in the second quarter of 2003. The increase in revenue was driven by the acquisition of the Thomson healthcare properties acquired in October 2003, which contributed $21.5 million in the second quarter of 2004. Revenue was also impacted by strong performances from American Salon, American Spa, our pre-Thomson healthcare publications, Video Store, our science publications, DVM and the launch of a License directory. These increases were partially offset by revenue reductions of $0.8 million attributable to the sale of certain U.K. publications in December 2003. Overall advertising pages increased 27.8%, principally due to our acquired healthcare properties. For publishing properties, other than properties acquired or sold during the second quarters of 2004 and 2003, advertising pages increased 2.5% and revenue increased $2.0 million, or 5.9%.

        Revenue from marketing services and other in the second quarter of 2004 increased 27.1% to $5.8 million from $4.5 million in the second quarter of 2003, due to positive results in classified and recruitment advertising, list sales and permissions, principally from the Thomson healthcare acquisition.

Cost of production and selling

        Cost of production and selling expenses in the second quarter of 2004 increased 42.8% to $58.2 million from $40.8 million in the second quarter of 2003 primarily due to the acquisition of the healthcare properties in October 2003.

        Expenses of trade shows and conferences in the second quarter of 2004 declined 3.0% to $13.5 million from $13.9 million in the second quarter of 2003. This decline was due primarily to cost savings associated with holding two fewer events serving our technology and beauty markets and the effect of trade show shifts between quarters as discussed above. These declines were partially offset by increased costs associated with the IVT acquisition and the launch of a new pharmaceutical conference.

        Expenses of trade publications in the second quarter of 2004 increased 73.0% to $39.5 million from $22.9 million in the second quarter of 2003. Operating costs were impacted by $17.5 million of additional costs associated with our healthcare publications, principally our acquisition of the Thomson healthcare publications in October 2003, due to new investments in sales resources and product enhancements. These cost increases were partially offset by cost savings of $1.3 million attributable to the sale of certain of our U.K. based properties at the end of 2003. Prices for printing, paper and postage remained stable in the second quarter compared to second quarter 2003, however we have indications that paper prices may increase 5% to 8% in the second half of 2004.

        Expenses of marketing services and other were unchanged at $2.7 million in the second quarter of 2004 and 2003.

        Department and support costs of $2.5 million in the second quarter of 2004 increased $1.2 million from the second quarter of 2003 due primarily to increased group management and departmental production staff related to the Thomson acquisition.

General and administrative expenses

        General and administrative expenses increased $2.6 million to $11.0 million in the second quarter of 2004 from $8.4 million in the second quarter of 2003 due in part to increased office and administrative costs attributable to the acquisition of the Thomson healthcare properties with the addition of three offices and approximately 300 employees. During the second quarter of 2004 we also appointed a new executive vice president to manage and develop our healthcare, pharmaceutical and science properties.

Restructuring

        In March 2001, we announced plans to more tightly focus the activities of our wholly owned subsidiary Advanstar.com, Inc. (Advanstar.com). These plans had the effect of more closely integrating many of the sales, marketing, technology and operating functions of Advanstar.com with Communications and its core activities in publishing, tradeshows and marketing services. The restructuring activities were completed by the end of 2001, except for facility lease costs, were to continue through June 2010. In April 2004, we settled the remaining facility lease commitment for a total of $1.9 million, resulting in second quarter 2004 offset to operating expense of $3.9 million as we released the remaining accrual.

Depreciation and amortization

        Depreciation and amortization expense in the second quarter of 2004 declined $0.8 million to $12.9 million from $13.7 million in the second quarter of 2003 primarily due to the effect of the declining balance method of accelerated amortization on our exhibitor and advertiser lists, partially offset by additional amortization related to the Thomson acquisition.

Interest expense

        Interest expense in the second quarter of 2004 increased $5.6 million, or 33.1%, to $22.7 million from $17.0 million in the second quarter of 2003 due to an increase in our weighted-average interest rate of approximately 190 basis points and an increase in our weighted-average debt outstanding of approximately $81.0 million as a result of Communications 2003 financings discussed below.

        In August 2003, Communications issued $360 million of Senior Secured Notes and used the net proceeds to repay and terminate all outstanding term A loans under their Credit Facility and all but $25 million of the outstanding term B loans and a portion of our revolving credit borrowings under their Credit Facility. In September 2003, Communications issued $70 million of the Senior Secured Notes to finance, in part, the Thomson acquisition. Communications' interest expense will be higher in future periods as a result of these financings. See "Presentation of Financial Information—Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility".

        At June 30, 2004, $590.0 million, or 79% of our total debt is at a fixed rate with the balance subject to interest rate fluctuations. A 100 basis point increase in interest rates on our current variable rate debt would result in an increase in annual interest expense of $1.5 million. We previously entered into an interest rate collar agreement to hedge our interest rate risk on these variable rate borrowings. The agreement expired in February 2004 and we currently have no plans to renew this interest rate collar agreement or otherwise hedge our remaining floating rate debt.

Provision (benefit) for income taxes

        The provision for income taxes was $3.4 million in the second quarter of 2004 compared to a benefit of $0.1 million in the second quarter of 2003. The second quarter 2004 provision relates to income taxes in certain foreign jurisdictions and a deferred tax liability related to the basis of goodwill for tax purposes being less than the carrying value of goodwill for financial reporting purposes. We recorded no income tax benefit related to the net operating losses we generated during 2003 because we have established a valuation allowance to offset any related tax benefits due to uncertainty about realization of these benefits. Our second quarter 2003 provision relates to income tax benefits in certain foreign jurisdictions.

Discontinued operations

        In conjunction with the sale of the Art Group in the first quarter of 2004, we recorded a gain on the sale of $1.0 million plus a tax benefit of $2.4 million. Pretax profit of the Art Group was $3.4 million for the period from January 1, 2004 to March 12, 2004 and pretax loss of $0.4 million for the three months ended June 30, 2003.

        In the second quarter 2004, as a result of the sale of SeCA we recorded a goodwill impairment charge as a component of discontinued operations of $9.4 million Pretax results of SeCA, net of minority interest, was a loss of $8.4 million and income of $1.4 million for the three months ended June 30, 2004 and 2003.

        See further information regarding discontinued operations of the Art Group and SeCA in "Presentation of Financial Information".

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

Revenue

        Revenue in the first half of 2004 increased 28.1% to $205.7 million from $160.5 million in the first half of 2003.

        Revenue from trade shows and conferences increased $3.7 million, or 4.3%, to $89.8 million in the first half of 2004 from $86.1 million in the first half of 2003. Revenue for events held in the first six months of both 2004 and 2003 increased $3.4 million in the first half of 2004. The increase reflects strong performances from MAGIC, our Powersports motorcycle events, License event and our Sensors event. MAGIC revenue and square footage in the first six months of 2004 increased 4.7% and 4.5%, respectively, over the first half of 2003. Attendance at MAGIC increased compared to Spring 2003 and the August 2003 events. Revenue for the first six months of 2004 from the Powersports events, including the Dealer Expo trade show and the International Motorcycle Show tour, increased 14.6% over the first half of last year, and revenue from our License event increased 24.1% over the first half of last year. Our acquisition in March 2004 of conferences from IVT, combined with new product launches, contributed revenue of $3.0 million in first half of 2004. These revenue gains were partially offset by holding two fewer events serving our technology and beauty markets.

        Revenue from publications increased $39.6 million, or 60.3%, to $105.2 million in the first half of 2004 from $65.6 million in the first half of 2003, principally due to the expansion of our healthcare business with the acquisition of the Thomson healthcare properties in October 2003. The acquired healthcare properties contributed $39.1 million of revenue in the first half of 2004. We also had strong performances from our pre-Thomson healthcare publications, DVM, American Spa, Pharm Tech Europe,

Video Store and our telecom publications. For publishing properties, other than properties acquired or sold during the comparative periods, advertising pages increased 2.0% and revenue increased $1.9 million, or 3.0% in the first half of 2004 over the first half of 2003. These increases were partially offset by revenue reductions of $1.6 million attributable to the sale of certain U.K. publications in December 2003.

        Revenue from marketing services and other in the first half of 2004 increased 21.5% to $10.7 million from $8.8 million in the first half of 2003, due to positive results in classified and recruitment advertising, list sales and reprints, principally from the Thomson healthcare acquisition.

Cost of production and selling

        Cost of production and selling expenses in the first half of 2004 increased 34.0% to $124.9 million from $93.2 million in the first half of 2003 primarily due to the acquisition of the healthcare properties in October 2003.

        Expenses of trade shows and conferences in the first half of 2004 increased 4.1% to $42.9 million from $41.2 million in the first half of 2003. This increase was due in part to the impact of investments made in our MAGIC and Powersports events to pursue future revenue growth opportunities, several launches of new events in the U.S. and Europe and the IVT acquisition, partially offset by cost savings associated with holding two fewer events serving our technology and beauty markets in 2004 and with the sale of certain of our U.K. based properties at the end of 2003.

        Expenses of trade publications in the first half of 2004 increased 64.3% to $73.5 million from $44.7 million in the first half of 2003. Operating costs were impacted by $30.9 million of additional costs associated with our healthcare publications, principally our acquisition of the Thomson healthcare publications in October 2003. These cost increases were partially offset by cost savings of $2.2 million attributable to the sale of certain of our U.K. based properties at the end of 2003. Prices for printing, paper and postage remained stable in the first half of 2004 compared to the first half 2003, however we have indications that paper prices may increase 5% to 8% in the second half of 2004.

        Expenses of marketing services and other in the first half declined 5.4% to $5.0 million from $5.3 million in the first half of 2003, due to cost savings associated with the reorganization of our marketing services department.

        Department and support costs in the first half of 2004 increased $1.5 million to $3.5 million, due to increased group management and departmental production staff related to the Thomson acquisition.

General and administrative expenses

        General and administrative expenses increased $4.2 million to $22.8 million in the first half of 2004 from $18.6 million in the first half 2003, due in part to increased office and administrative costs attributable to the acquisition of the Thomson healthcare properties with the addition of three offices and approximately 300 employees. During the second quarter of 2004 we also appointed a new executive vice president to manage and develop our healthcare, pharmaceutical and science properties.

Restructuring

        In March 2001, we announced plans to more tightly focus the activities of our wholly owned subsidiary Advanstar.com, Inc. (Advanstar.com). These plans had the effect of more closely integrating many of the sales, marketing, technology and operating functions of Advanstar.com with Communications and its core activities in publishing, tradeshows and marketing services. The restructuring activities were completed by the end of 2001, except for facility lease costs, were to continue through June 2010. In April 2004, we settled the remaining facility lease commitment for a total of $1.9 million, resulting in second half of 2004 offset to operating expense of $3.9 million as we released the remaining accrual.

Depreciation and amortization

        Depreciation and amortization expense in the first half of 2004 declined $2.7 million to $24.5 million from $27.2 million in the first half of 2003 primarily due to the effect of the declining balance method of accelerated amortization on our exhibitor and advertiser lists, partially offset by additional amortization related to the Thomson acquisition.

Interest expense

        Interest expense in the first half of 2004 increased $12.5 million, or 37.4%, to $45.8 million from $33.3 million in the first half of 2003 due to an increase in our weighted-average interest rate of approximately 220 basis points and an increase in our weighted-average debt outstanding of approximately $84.2 million as a result of our financings discussed above.

Other income (expense), net

        Other income in the first half of 2004 increased $0.9 million to $1.2 million from $0.3 million in the first half of 2003. This increase is attributable to gains associated with our interest rate protection agreement, which expired in February 2004 and foreign exchange gains.

Provision (benefit) for income taxes

        The provision for income taxes was $6.6 million in the first half of 2004 compared to $0.3 million in the first half of 2003. Our income tax provision for the first half 2004 relates to income taxes in certain foreign jurisdictions and a deferred tax liability related to the basis of goodwill for tax purposes being less than the carrying value of goodwill for financial reporting purposes. We recorded no income tax benefit related to the net operating losses we generated during 2003 because we have established a valuation allowance to offset any related tax benefits due to uncertainty about realization of these benefits. Our first half 2003 provision relates to income taxes in certain foreign jurisdictions.

Discontinued operations

        In conjunction with the sale of the Art Group in the first quarter of 2004, we recorded a gain on the sale of $1.0 million plus a tax benefit of $2.4 million. Pretax profits of the Art Group reported were $3.4 million for the period from January 1, 2004 to March 12, 2004 and $2.9 million for the six months ended June 30, 2003.

        In the second quarter 2004, in conjunction with the sale of SeCA we recorded a goodwill impairment charge of $9.4 million. Pretax results of SeCA, net of minority interest, were a loss of $8.5 million and income of $1.1 million for the six months ended June 30, 2004 and 2003.

        See further information regarding discontinued operations of the Art Group and SeCA in "Presentation of Financial Information".

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

        Operating cash flows may be significantly affected by the working capital characteristics of our business, in particular the trade shows and conferences business. Deferred revenue increases on the balance sheet in the quarters immediately preceding our busy first quarter trade show season as we collect deposits for booth space several months in advance of the trade shows. Revenue and contribution margin are recognized in the quarter as the events are held, releasing the deferred revenue from the balance sheet resulting in a use of cash from the increase in net operating assets.

        Cash flows from operating activities.    Net cash provided by operations in the first half of 2004 declined $16.6 million to a use of cash of $3.7 million compared to a source of cash of $12.9 million in the first half of 2003. This decline was principally due to an increase in interest expense of $10.9 million and a reduction in our negative working capital due to the release of deferred revenue in the first half of 2004 attributable to advertising programs for our healthcare publications which were prepaid in the fourth quarter of 2003 and to changes in our payment processing of accounts payable in the first half of 2004. These declines were partially offset by an increase in operating income of $12.0 million, net of non-cash restructuring income of $3.9 million, in the first half of 2004 compared to the first half of 2003.

        Cash flows provided by (used in) investing activities.    Net cash provided by investing activities in the first half of 2004 was $7.4 million compared to net cash used of $3.3 million in the first half of 2003. This change was principally due to the sale in March 2004 of our art industry trade shows and magazines for a total sales price of $19.5 million in cash, partially offset by $8.0 million in cash used for the acquisition of the pharmaceutical publications and conferences as further discussed below.

        We incurred capital expenditures of $4.0 million and $3.1 million in the half of 2004 and 2003, respectively. We anticipate that we will spend approximately $7.6 million on capital expenditures in 2004. The majority of these expenditures are related to expansions and enhancements to our IT and communications infrastructure and management and operating group information systems. We believe that this amount of capital expenditure will be adequate to meet the needs of our business according to our business strategy and to maintain the key trade shows, publications and business of our continuing operations.

        Cash used for acquisitions in the first half of 2004 increased $7.9 million relative to the first half of 2003 due to the acquisition in March 2004 the IVT conferences and magazines for $8.0 million in cash. Our business strategy includes the consummation of strategic acquisitions. In connection with any future acquisitions, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments.

        Cash flows used in financing activities.    Net cash flows used in financing activities decreased $0.4 million to $10.4 million in the first half of 2004 from $10.8 million in the first half of 2003. We paid down $10.1 million in debt during the first half of 2004, including $8.0 million on our revolver.

Debt service.

        As of June 30, 2004, we had total indebtedness of $744.1 million and $59.1 million of borrowings available under our Credit Facility, subject to customary conditions.

Credit Facility

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

Our Credit Facility contains restrictive covenants, which require us to, among other things, maintain a minimum fixed charge coverage ratio (as defined in the credit facility documents) as of the end of each fiscal quarter. Although there can be no assurance, we believe, based on our anticipated performance and expected economic conditions, that we will be able to comply with the amended financial covenant contained in the Credit Facility in 2004.

Second Priority Senior Secured Notes

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

Senior Subordinated Notes

        The $160 million 12% senior subordinated notes mature in 2011 and are guaranteed by each of Advanstar Communications' existing and future domestic restricted subsidiaries. Interest on the notes is payable semi-annually in cash. The notes contain restrictive covenants that, among other things, limit our ability to incur debt, pay dividends and make investments.

Senior discount notes

        As part of the financing for the Thomson acquisition, we issued senior discount notes due October 2011 with a principal amount at maturity of $103.2 million. Concurrently with the closing of the offering of the 12.00% senior subordinated notes, we sold additional senior discount notes due October 2011 with an additional aggregate principal amount at maturity of $68.6 million. These notes do not require cash interest payments until 2006 and contain restrictive covenants that, among other things, limit our ability and that of our subsidiaries to incur debt, pay dividends and make investments. However, we are a holding company and our ability to pay interest on these notes will be dependent upon the receipt of dividends from our subsidiaries. The Credit Facility and the senior subordinated notes impose substantial restrictions on our subsidiaries' ability to pay dividends.

Contractual and contingent obligations

        Our contractual obligations (excluding accounts payable and accrued expenses), as of June 30, 2004 are as set forth below (in millions):

	Payments Due By Period
	2004(1)	2005	2006	2007	2008	2009	After 2009	Total
Indebtedness	$1.7	$1.3	$1.3	$1.3	$149.5	$—	$631.8	$786.9
Interest on indebtedness(2)	30.9	64.3	90.0	89.9	86.5	77.2	99.2	538.0
Operating lease obligations	3.2	6.2	6.2	4.1	3.8	2.4	1.2	27.1

Total Contractual Cash Obligations	$35.8	$71.8	$97.5	$95.3	$239.8	$79.6	$732.2	$1,352.0

(1)
For the period from July 1, 2004 through December 31, 2004.

(2)
Interest on the second priority floating rate notes, revolving credit facility and Term Loan B is calculated using LIBOR of 1.37%, the rate in effect on June 30, 2004. Because the floating rate notes, revolving credit facility and Term Loan B bear interest at a variable rate, actual payments could differ.

        We have no material capital lease obligations or purchase obligations. Our contingent obligations are primarily composed of $0.9 million of letters of credit and our interest rate and foreign currency derivatives discussed more fully below in Item 3. "Quantitative and Qualitative Disclosure About Market Risk."

Off-Balance Sheet Arrangements.

        We have no material off-balance sheet arrangements.

Recently Issued Accounting Standards

        In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, which addresses accounting for special-purpose and variable interest entities and which superseded Interpretation No. 46. The provisions of Interpretation No. 46R are effective for us in the first quarter of 2005. Based upon our preliminary analysis, we do not expect adoption to have a material effect on its financial position, results of operations or cash flows.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

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

        Interest Rates.    At June 30, 2004, we had fixed rate debt of $590.0 million and variable rate debt of $154.0 million. The annual pre-tax earnings and cash flows impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant and excluding the impact of the hedging agreements described below, would be approximately $1.5 million per year.

        The term loan B under our Credit Facility bears interest at a variable rate. We previously entered into an interest rate collar agreement to hedge our interest rate risk on these borrowings. This interest rate collar agreement expired in February 2004. Changes in fair value of the undesignated portion of this instrument were recognized in current earnings. We currently have no plans to renew this interest rate protection agreement or otherwise hedge our remaining floating rate debt.

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

        Our strategy for management of currency risk relies primarily on conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of June 30, 2004, we had open foreign exchange derivative contracts to sell with a notional amount totaling $3.9 million, and to buy with a notional amount totaling $1.1 million. The estimated fair value of the foreign exchange contracts based upon market quotes was a net liability of approximately $0.1 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounts to an additional loss of approximately $0.3 million. Actual results may differ.

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

        Changes in Internal Controls.    There were no changes during the second fiscal quarter in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II    OTHER INFORMATION

Item 5.	Other Information
The Company has the following changes to its directors.
On March 23, 2004, James Quella, who has served as a director since October 2000, resigned as a director.
On July 31, 2004, David M. Wittels, who has served as a director since October 2000, resigned as a director.

Messrs. Quella and Wittels were both appointed to our Board by the DLJ Merchant Banking funds pursuant to their right to appoint directors under our stockholders agreement. Both men resigned from the Board in connection with their departure from DLJ Merchant Banking. They have been replaced by Thompson Dean and Charles Pieper effective August 15, 2004. Messrs. Dean and Pieper are both employed by the DLJ Merchant Banking funds and were appointed by such funds.
On July 31, 2004, Robert L. Krakoff, who has served as Chairman since he joined Advanstar in July 1996, resigned as a director due to his retirement.
James M. Alic, who has served on the Board of Directors since he joined Advanstar in July 1996, was appointed to the position of Chairman effective August 5, 2004.
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
The Company filed no reports on Form 8-K during the three months ended June 30, 2004

34

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSTAR, INC.

August 16, 2004	/s/ DAVID W. MONTGOMERY David W. Montgomery Vice President-Finance, Secretary and Chief Financial Officer (Principal Financial Officer and Authorized Representative of the Registrant)

Exhibit Index

Exhibit No.	Document
31.1	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification of principal executive officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.
32.2	Certification of principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act.

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
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4. Controls and Procedures
  PART II OTHER INFORMATION
SIGNATURES
Exhibit Index