Form 10-K
period 2004-12-31
ADVANSTAR INC
filed 2005-03-29
CIK 1064243

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒.

        As of June 30, 2004, none of the registrant's common stock was held by non-affiliates of the registrant.

        As of March 29, 2005, the registrant had 100 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item I—BUSINESS

FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT, OTHER REPORTS, AND COMMUNICATIONS TO SECURITYHOLDERS, AS WELL AS ORAL STATEMENTS MADE BY THE DIRECTORS, OFFICERS OR EMPLOYEES OF ADVANSTAR, INC. ("ADVANSTAR" OR THE "COMPANY") MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. A FORWARD-LOOKING STATEMENT IS USUALLY IDENTIFIED BY OUR USE OF CERTAIN TERMINOLOGY INCLUDING "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," "SEEKS," "PRO FORMA," "ANTICIPATES" OR "INTENDS" OR BY DISCUSSIONS OF STRATEGY OR INTENTIONS. THESE STATEMENTS MAY RELATE TO, AMONG OTHER THINGS, ADVANSTAR'S FUTURE REVENUES, OPERATING INCOME, EBITDA AND THE PLANS AND OBJECTIVES OF MANAGEMENT. ALL FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE MADE AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO ADVANSTAR AS OF THE DATE THEREOF, AND ADVANSTAR ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT OR TO CONFORM ANY FORWARD-LOOKING STATEMENT TO ACTUAL RESULTS. THESE FORWARD-LOOKING STATEMENTS ARE NEITHER PROMISES NOR GUARANTEES AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH VARIATION ARE DISCUSSED IN THIS ANNUAL REPORT, PARTICULARLY UNDER THE HEADING "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS," AND IN ADVANSTAR'S OTHER REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

        In particular:

  •
  Industry overview:    Except where otherwise specifically referenced, we have based our discussion of the B-to-B communications industry on publications by Veronis Suhler Stevenson and reports and studies by the B-to-B trade association, including Business Information Network (BIN) an information source of American Business Media.

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

General

        We are a leading worldwide provider of integrated, B-to-B, marketing communications products and services for specific industry sectors, principally through trade shows and conferences and through controlled circulation trade, business and professional magazines. We also provide a broad range of other direct marketing products, including classified advertising, direct mail services, reprints, database marketing, directories, guides and reference books. Additionally, we produce a limited number of consumer expositions and publications. We are the fourth largest U.S. trade show operator based on the number of trade shows and total square footage in 2004 and the second largest B-to-B trade publisher in the United States as measured by advertising pages in 2004. In 2004, most of our trade shows and stand-alone conferences were among the leading events in their respective markets based on square footage. For the year ended December 31, 2004, 76% of our 67 magazines and journals for which competitive data is available ranked either #1 or #2 in their respective markets, based on number of advertising pages. We had approximately 1,400 employees as of December 31, 2004 in 21 U.S. offices and 5 international locations in Europe, Latin America and Asia.

Industry Overview

        B-to-B communications companies provide marketing solutions for their customers through trade shows and conferences, trade publications, ancillary direct marketing products and through Internet applications. According to the July 2004 Veronis Suhler Stevenson Communications Industry Forecast, total spending on B-to-B communications, including magazines and trade shows, was expected to increase 1.7% to $20.0 billion in 2004, the industry's first notable gain in four years.

        According to Veronis Suhler Stevenson, spending was expected to increase in 2004 after remaining about level at $19.7 billion in 2003, when business-to-business magazine spending dipped and trade shows grew slowly. In 2003 the market stabilized after declining 9.1% in 2002 and 12.4% in 2001. Business-to-business media spending fell 2.0% on a compounded annual basis from 1998 to 2003, due to substantial declines in 2001 and 2002.

        According to Veronis Suhler Stevenson, total spending on U.S. trade shows and conferences amounted to $8.7 billion in 2003, bolstered by the success of healthcare events and sporting goods and recreation shows. The marginal growth in 2003 represented an improvement over the 1.2% decline posted in 2002 and the 3.2% decline in 2001. Trade show spending continues to grow faster than magazine spending in 2004. As measured by Tradeshow Week, the twelve months ended 9/30/04 saw an increase in all three primary trade show indicators: square footage grew by 2.8%, attendance by 1.6% and the number of exhibiting companies by 2.2%.

        Total spending on business-to-business magazines declined 0.7% to $11.0 billion in 2003, according to Veronis Suhler Stevenson, due to flat advertising spending and a drop in paid circulation expenditures. The marginal fall-off in 2003 represented an improvement over the double-digit declines sustained in each of the previous two years. Total business-to-business magazine spending was expected to rebound throughout 2004, posting a 1.3% gain to $11.1 billion. Industry-wide advertising pages, as measured by American Business Media increased 1.4% in 2004 from 2003 levels following a 3.2% decline in 2003 from 2002 levels.

        Veronis Suhler Stevenson is forecasting that total spending on business-to-business media will grow at a compound annual growth rate of 3.8% from 2003 to 2008, reaching $13.3 billion in 2008.

Trade Shows

        Trade shows play a key role in B-to-B sales and marketing efforts and are utilized in the global economy as a highly cost-effective sales and marketing tool. Trade shows provide an opportunity for industry participants to conduct face-to-face selling efforts, transact business and receive product information from exhibits, conferences, workshops and other forums. Trade show attendees include executives, manufacturing and operating management, sales and marketing personnel, industry analysts, middle-level managers, buyers and other industry professionals.

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

        As reported by the December 2004 American Business Media report, the current upturn in marketing and advertising was driven by the telecommunications; drugs and toiletries; and finance, business & advertising. Advertising pages in these sectors increased 9.2%, 6.4%, and 3.1%, respectively, in 2004 from 2003 levels.

Product Segments

        Our business is grouped in three broad segments reflecting products and services we provide to our customers to serve their marketing and their customers' needs. We offer our customers a comprehensive array of B-to-B communications products and services to reach their existing and prospective buyers on a cost-effective basis. Our product and service offerings are trade shows and conferences, trade publications, and direct marketing products and other. See footnote 12 to our Consolidated Financial Statements for information regarding the breakdown of revenue, profit, and assets by segment.

Trade Shows and Conferences

        As of December 31, 2004, we owned and managed 54 trade shows and 40 standalone conferences for business, professional and consumer audiences worldwide, most of which were among the leading events in their respective markets based on square footage. Six of our largest trade shows are listed in the April 2004 issue of Tradeshow Week 200's list of the top 200 trade shows as measured by total square footage. These included MAGIC Fall, MAGIC Spring, International Powersports Dealer Expo, AIIM Conference and Expo, International Beauty Show New York and Licensing International. Additionally, we own Telexpo, which we believe is the largest telecommunications trade show in Latin America. Collectively, these seven trade shows represented 2.7 million of the 4.5 million total square footage of all our trade shows for the year ended December 31, 2004.

        Our trade show revenue is derived primarily from the sale of trade show floor space to exhibitors, show-specific advertising, sponsorships and conferences. Trade show revenue accounted for approximately 40%, 46% and 50% of our revenue in 2004, 2003 and 2002.

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

Trade Publications

        We are the second largest B-to-B trade publisher in the United States as measured by advertising pages in 2004. As of December 31, 2004, we published 77 specialized business magazines and professional journals, five electronic magazines, one consumer publication, 22 directories and several other customized publications. Of our 67 magazines and journals for which competitive data is available, 76% ranked either #1 or #2 in their respective markets, based on the number of advertising pages in the year ended December 31, 2004.

        Our publications are generally distributed free-of-charge to qualified professional recipients and generate revenues predominantly from advertising. Trade publications revenue accounted for approximately 44%, 48% and 54% of our total revenue in 2002, 2003 and 2004. Our largest publications based on revenue include Dental Product Reports, Medical Economics, Travel Agent, Home Media Retailer (formerly Video Store Magazine), Drug Topics, RN, Pharmaceutical Technology, American Salon, DVM -The News Magazine of Veterinary Medicine and Motor Age. Collectively these 10 magazines represented 37% of trade publication revenue and 33% of total advertising pages of all our publications for the year ended December 31, 2004.

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

Direct Marketing Products and Other

        We provide a comprehensive set of marketing communications products, services and support geared to a variety of industries' marketing and customer needs. These services include direct mail and database marketing programs, reprint services, reference books and other services to facilitate our clients' marketing and communications programs. These services are incremental to trade shows and publications and allow our customers to supplement their marketing plans.

        Direct marketing products and other group is centrally managed, thus, allowing our trade show and publishing executives to dedicate their activities to high value sales. In addition, our central telesales and product management provide professional skills to these specialized product offerings. Direct marketing products and other accounted for approximately 6% of our revenue in each of 2002, 2003, and 2004.

Internet

        Our subsidiary, Advanstar.com, uses Internet based products and services to complement our delivery of trade show, publishing and direct marketing products to our customers. We also utilize the Internet as a cost-effective method of developing qualifying magazine circulation, marketing our products and to register trade show and conference attendees.

Industry Sectors

        We also operate our business by targeting a number of industry sectors in North America, Latin America, Europe and Asia through certain niche markets grouped together in five core clusters: Fashion; Specialty Retail; Healthcare, Science & Pharmaceutical; Information Technology & Communication; and Travel & Hospitality. For financial information relating to Advanstar's operations by geographic area see Note 12 to our consolidated financial statements for the year ended December 31, 2004. In addition to our five core clusters, we have grouped the industry sectors in which we provide products and services but do not have a significant industry presence into a "Portfolio" cluster. We believe that by focusing on industries in addition to product segments, we better identify the broad array of our customers' marketing communications needs, which our products and services can meet. In addition, we believe our industry focus allows us to cross-sell our products and services effectively and to capture a larger share of our customers' marketing budgets. In each of our niche markets, many of the same customers advertise in our publications, exhibit at our trade shows and use our direct marketing products to reach their buyers. We have expanded our trade show, conference and publication offerings within each cluster through new product introductions and strategic acquisitions, which we believe maximize our existing marketing and customer service infrastructure and industry expertise.

        The following chart displays our cluster-based integrated revenue model:

Business Strategy

        Our objective is to increase profitability by solidifying our position as a leading provider of comprehensive one-stop B-to-B marketing communications products and services in selected industries. In order to achieve this objective, we operate our business based on the following strategies:

Operate Leading Trade Shows and Publish Leading Magazines in Attractive Niche Markets

        We focus on owning and managing businesses that are the leading sources of information for businesses and professionals in specific niches. We believe that our trade shows and trade publications serve as unique forums for B-to-B communications and provide substantial value to industry participants. Niche markets are often attractive publishing and trade show opportunities because of the difficulty in reaching industry leaders through general interest publications or broad based expositions. Of our 67 magazines and journals for which competitive data is available, 76% ranked either #1 or #2 in their respective niche markets in the year ended December 31, 2004. Most of our trade shows and conferences also were among the leading events in their respective markets based upon total square footage.

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

Maximize Share of Customers' Total Marketing Expenditures

        We seek to create cross-selling opportunities across existing products and services and, as a result of such efforts, seek to maximize our share of each customer's total marketing budget. We offer customers a range of communication methods to attain their specific marketing goals. For example, customers can choose to benefit from face-to-face meetings at trade shows and conferences, achieve cost effective advertising through controlled circulation trade publications and diversify and expand revenues through customized marketing services, including Internet advertising and education based programs through web sites owned and operated by Advanstar.com.

Launch New Products and Services Within Existing Industry Sectors

        We have successfully developed new products within existing industry sectors and will continue to make strategic new product introductions. In 2004, we launched four magazines and six trade shows in our existing industry sectors to fill in our product portfolio. Our launches are generally line extensions, regional expansions or entries into adjacent markets of existing product concepts, and, as a result, such product launches generally require less capital investment and are less risky than major new product introductions.

Identify and Consummate Strategic Acquisitions

        As we expand further into our existing industry sectors, we explore strategic acquisitions and joint ventures designed to maintain and achieve market leading positions in particular niche markets. We believe we enhance the value of acquired businesses by (1) integrating acquisitions and joint ventures into our efficient infrastructure, (2) applying our industry experience and (3) cross-selling new products and services to increase our visibility in a given market. From May 31, 1996 to December 31, 2004, we completed 38 acquisitions and joint ventures. On March 8, 2004, we purchased a portfolio of pharmaceutical industry specific magazines and conferences from the Institute of Validation Technology, Inc. ("IVT") for $7.9 million in cash. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Presentation of Financial Information—Acquisitions and Joint Ventures." Consistent with our strategy since 1996, we are engaged in ongoing evaluations of potential acquisitions of complementary businesses.

Industry Sectors

        The following is a summary of our products and services by industry sector.

Fashion

        Our Fashion group serves the men's, women's and children's industries. In 2004, we operated in these industry sectors through 14 trade shows. Five trade shows held concurrently in Las Vegas twice annually constitute the foundation of our apparel market position:

  •
  MAGIC, the world's largest and most widely recognized trade show for the men's apparel industry;

  •
  WWDMAGIC, which we believe is one of the largest women's apparel trade shows in the United States;

  •
  MAGICKids, which we believe is one of the largest children's apparel shows in the United States;

  •
  The Edge, a showcase for cutting edge trends in men's, women's and unisex fashions; and

  •
  Fabric at MAGIC, a new venue for our customers to complete their apparel and accessory collection through fabric, trim, leather, suede, fiber, print designs, and design technology.

        The following table sets forth information relating to trade shows in our Fashion group in the year ended December 31, 2004. We currently have no publications in this group.

Fashion Events

	Exhibitions
Sector	Number	2004 Net Square Footage
Mens (includes Edge)	4	1,289,929
Womens	4	546,790
Kids	2	52,288
Fabric	4	68,550

Specialty Retail

        We served the Specialty Retail sector through 23 trade shows, two conferences and 12 publications for the year ended December 31, 2004. This group includes the beauty, entertainment/marketing and motor vehicles sectors.

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

  •
  Aftermarket Business, the #1 aftermarket book in the United States and three other automotive magazines in the United States, which provide Advanstar an important position in the automotive parts, supplies and services publishing market: and

  •
  Home Media Retailing, the #2 publication for the in home video rental market from production to distribution.

        In 2004, we launched our first consumer-based magazine, DIRTsports, the only consumer magazine covering the off-road motor sports market.

        The following table sets forth information relating to trade shows, conferences and magazines in our Specialty Retail cluster in the year ended December 31, 2004:

Specialty Retail Events and Magazines

	Exhibitions		Conferences	Magazines(1)
Sector	Number	2004 Net Square Footage	Number	Number	2004 Ad Pages	Number of our magazines ranked #1 or #2 (2)
Beauty	2	167,280	—	2	2,571	2 of 2
Entertainment/Marketing	5	321,294	2	4	2,117	2 of 3
Motor Vehicle	16	1,270,388	—	6	4,112	4 of 6

(1)
Excludes directories.

(2)
Ranking based only on measured magazines for the year ended December 31, 2004.

Healthcare, Science & Pharmaceutical

        We serve the Healthcare, Science & Pharmaceutical sector by providing marketing products and services to these three related sectors with six trade shows, 23 conferences and 42 publications for the year ended December 31, 2004. We serve the healthcare sector in both the primary and specialized care areas, such as geriatrics, dermatology, ophthalmology and veterinary medicine; the science sector in areas such as spectroscopy and liquid and gas chromatography; and the pharmaceutical sector in areas such as research and development, manufacturing, testing and marketing.

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

  •
  DVM, The News Magazine of Veterinary Medicine, and Veterinary Economics, the #1 and #2 magazines for veterinarians;

  •
  Drug Topics, the # 2 magazine for pharmacists reporting on all phases of pharmacy;

  •
  IVT Conferences, a worldwide conference provider of FDA validation and compliance information in the pharmaceutical industry;

  •
  Dental Products Report, the #2 publication serving the information needs of dentists since 1967, which focuses on new products being introduced to the dental profession and features editorial content on techniques and product usage, trends in general and specialty dentistry, infection control and practice safety, new technologies, and cosmetic and restorative dentistry; and

  •
  Central Veterinary Conference, a conference and trade show for practice management and clinical medicine.

        The following table sets forth information relating to trade shows, conferences and magazines in our Healthcare, Science & Pharmaceutical group in the year ended December 31, 2004:

Healthcare, Science & Pharmaceutical Events and Magazines

	Exhibitions		Conferences	Magazines(1)
Sector	Number	2004 Net Square Footage	Number	Number	2004 Ad Pages	Number of our magazines ranked #1 or #2(2)
Healthcare	6	172,450	2	27	14,542	18 of 23
Pharmaceutical	—	N/A	19	9	4,193	5 of 7
Science	—	N/A	2	6	2,064	4 of 4

(1)
Excludes directories.

(2)
Ranking based only on measured magazines for the year ended December 31, 2004.

Information Technology & Communications

        Our Information Technology & Communications group serves the information technology, telecommunications, engineering and manufacturing technology, and call center industries. For the year ended December 31, 2004, we operated in these industry sectors through 9 trade shows, 14 conferences and 12 publications. Our focus in the information technology market is data storage, digital printing and digital media. Additionally, we have a worldwide presence in trade shows and magazines serving the telecommunications industry, and also serve markets for web-based collaboration and e-learning, and call centers.

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

  •
  Telexpo, which we believe is one of the largest telecom trade shows and conferences in Latin America, held in São Paulo with over 45,000 attendees and 230 exhibitors;

  •
  Frontline Solution Magazine and FLS Supply Chain Week Expo, for the automatic data capture, identification, tracking systems and supply chain integration market;

  •
  Sensors, a U.S. magazine for engineers focused on the expanding use of sensors in industrial and consumer products, and Sensors Expos, which we believe is one of the leading trade shows serving the sensors market; and

  •
  a global grouping of telecom magazines, including America's Network, Telecom Asia, Wireless Asia, and RNT(Brazil).

        The following table sets forth information relating to trade shows, conferences and magazines in our Information Technology & Communications cluster in the year ended December 31, 2004:

Information Technology & Communications Events and Magazines

	Exhibitions		Conferences	Magazines(1)
Sector	Number	2004 Net Square Footage	Number	Number	2004 Ad Pages	Number of our magazines ranked #1 or #2(2)
Call Center/CRM	3	42,100	10	—	—	N/A
Information Technology	5	211,600	2	5	1,139	1 of 4
Telecommunications	1	162,067	2	7	559	3 of 4

(1)
Excludes directories.

(2)
Ranking based only on measured magazines for the year ended December 31, 2004.

Travel & Hospitality

        We served the travel and hospitality sector through two trade shows, one conference, five publications, one electronic magazine, and several custom published products in the year ended December 31, 2004.

        Selected publications and tradeshows include:

  •
  Travel Agent, the #1 trade periodical for the travel industry;

  •
  Hotel & Motel Management, the #1 publication for the hospitality management market;

  •
  Premier Hotels and Resorts, the #1 directory of 4 and 5 star hotel and resort properties; and

  •
  Luxury Travel Expo and Luxury Travel Expo New York, the only events dedicated to the affluent luxury travel market. These events are designed to bring "carriage trade" travel agents in touch with high quality travel demonstrations, properties and services.

        The following table sets forth information relating to trade shows, conferences and magazines in our Travel & Hospitality cluster in the year ended December 31, 2004:

Travel & Hospitality Events and Magazines

	Exhibitions		Conferences	Magazines(1)
Sector	Number	2004 Net Square Footage	Number	Number	2004 Ad Pages	Number of our magazines ranked #1 or #2(2)
Travel	2	103,500	—	5	3,772	2 of 3
Hospitality	—	N/A	1	1	1,002	1 of 1

(1)
Excludes directories.

(2)
Ranking based only on measured magazines for the year ended December 31, 2004.

Portfolio

        We group the balance of our products and services into a Portfolio group charged with maximizing revenue and cash flow opportunities from these disparate properties. The Portfolio cluster addresses market sectors in which we provide selected products and services but do not have a significant presence. Markets currently served include energy, geospatial, landscaping/pest control, mining, paper and roofing sectors. We deliver our B-to-B marketing communications products and services to our customers in these industry sectors through 11 publications.

        The following table sets forth information relating to magazines in our Portfolio cluster in the year ended December 31, 2004:

Portfolio Magazines

	Magazines(1)
Sector	Number	2004 Ad Pages	Number of our magazines ranked #1 or #2(2)
Energy	1	410	1 of 1
GeoSpatial	3	441	1 of 2
Landscape/Pest Control	3	2,134	3 of 3
Mining	1	520	1 of 1
Paper	2	841	2 of 2
Roofing	1	394	1 of 1

(1)
Excludes directories.

(2)
Ranking based only on measured magazines for the year ended December 31, 2004.

Company Operations

Trade Shows and Conferences

        Our business is seasonal, with revenue typically reaching its highest levels during the first and third quarters of each calendar year, largely due to the timing of the MAGIC trade shows and our other large trade shows and conferences. Because event revenue is recognized when a particular event is held, we may also experience fluctuations in quarterly revenue based on the movement of trade show dates from one quarter to another.

        The sales cycle for a future trade show typically begins during the current show. Pricing information, preliminary floor plans and exhibitor promotion for the future show are made available at the current show so that selling for the future show can begin at the current show. Typically, this "upfront" selling includes floor space reservations with exhibitors executing a contract for the future show. At some of our trade shows, reservations for a large portion of exhibit space for the next event is reserved by the end of the current event. The sales cycle continues with selling to new exhibitors and collecting the balance of payments due. In general, we require exhibitor payments in full prior to a trade show as a condition to participation.

        In addition to the sale of exhibit space, we market to exhibitors a wide range of promotional opportunities to raise their visibility at an event. These opportunities include directory and preview advertising, banners, sponsorships of various functions and a wide variety of other products or services. We also produce related conferences and workshops, which represent the editorial content for an event and can play a strategic role in trade show development. Conferences, workshops and other ancillary forums stimulate interest in the industry and drive attendance at the trade show. While show attendance is typically free for qualified attendees, participation in conferences at these shows can be a significant revenue source.

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

Internet

        We use Internet based products and services to complement our delivery of trade show, publishing and direct marketing products and other products to our customers. We also use the Internet as a cost-effective method of developing qualifying magazine circulation and to register trade show and conference attendees.

Diverse Customer Base

        Our customer base has provided us with stable and diverse sources of revenue and cash flow as well as an established foundation from which to further penetrate existing markets and to develop new markets. We benefit from:

  •
  A high level of revenue diversification, primarily as a result of our business presence in 18 different industry sectors consisting of over 22,000 advertisers and exhibitors, none of which represented more than 3% of our revenues in 2004. This industry diversity helps to mitigate our exposure to economic volatility in particular industries or geographic markets;

  •
  A strong balance of revenue, with 40% of our revenues coming from trade shows, 54% from publishing and 6% from direct marketing products and other in 2004; and

  •
  Modest exposure to currency fluctuations with approximately 4% of our revenues generated from international markets in 2004.

Competition

        The markets for our products and services are intensely competitive. The competition is highly fragmented by product and/or service offering and by geography. On a global level, larger international firms operate in many geographic markets and have broad product offerings in trade shows, conferences, publications and direct marketing products and other. In several industries, such as information technology and healthcare, we compete with large firms with a single-industry focus. Many of these large international and single-industry firms are better capitalized than we are and have substantially greater financial and other resources than we have.

        Within each particular industry sector, we also compete with a large number of small to medium-sized firms. While most small to medium-sized firms operate in a single geographic market or industry sector, in some cases, our competitors operate in several geographic markets and/or sectors. In the trade show and conference segment, we compete with trade associations and, in several international markets, with exposition hall owners and operators. Trade show and conference competition in each market and country occurs on many levels. The venues and dates of trade shows play an important competitive role. Historically, successful shows have been held at desirable locations and on desirable dates. Given the availability of alternative venues and the ability to define events for particular market segments, the range of competition for exhibitor dollars, sponsorships, attendees and conferees is extensive. In the publications segment, we typically have between two and five direct competitors, which target the same industry sector, and there are also numerous indirect competitors, which define industries differently than we do and thus provide alternatives for either readers or advertisers.

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

Employees

        As of December 31, 2004, we had approximately 1,400 full-time equivalent employees. Of these full-time employees, approximately 110 employees were located in Europe, Brazil and Asia with the balance based in the United States. None of our U.S. employees are represented by a labor union. We consider our relationships with our employees to be good.

Financial Information about Geographic Areas

        Financial information relating to our operations by geographic area is set forth in Note 12 to our consolidated financial statements included in this annual report on Form 10-K.

Item 2.—PROPERTIES

Properties

        We have executive, marketing, sales and editorial offices in several cities in the United States, including Newton and Concord, Massachusetts; Chicago and Northfield, Illinois; Cleveland, Ohio; Iselin and Montvale, New Jersey; Peterborough, New Hampshire; Milford, Connecticut; New York City, New York; Santa Ana and Woodland Hills, California; and Lenexa, Kansas. In addition, we have offices in São Paulo, Brazil; Hong Kong, China; and Chester and London, United Kingdom. Our finance, trade show registration, call center, circulation, fulfillment, production and other necessary operational support facilities in the United States are located in Duluth, Minnesota.

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

Item 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.—MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND
                ISSUER PURCHASES OF EQUITY SECURITIES

        There is no established public trading market for the registrant's common equity.

Item 6.—SELECTED FINANCIAL DATA

        The following table presents selected consolidated financial data for Advanstar and its predecessor for each of the periods indicated. The selected historical consolidated financial data for Advanstar's predecessor for the period January 1, 2000 through October 11, 2000 has been derived from the audited consolidated financial statements and notes thereto of the predecessor for those periods, which are not included herein. The consolidated balance sheet data as of December 31, 2000, 2001 and 2002 and the selected historical consolidated financial data for Advanstar for the period October 12, 2000 through December 31, 2000 and for the year ended December 31, 2001 have been derived from the audited consolidated financial statements and the notes thereto of Advanstar which are not included herein. The selected consolidated financial data for Advanstar for the years ended December 31, 2002, 2003 and 2004 have been derived from Advanstar's audited financial statements and the notes thereto included herein. The combined financial data for the combined year ended December 31, 2000 has been derived from the audited consolidated financial statements and notes thereto of the predecessor and Advanstar but has not been audited and does not comply with generally accepted accounting principles. The selected historical consolidated financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	Advanstar						Predecessor
	2004	2003	Year Ended December 31, 2002	2001	Combined 2000	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 20000
					(unaudited)
	(dollars in thousands)
Income Statement Data:
Revenue	$380,471	$308,962	$291,836	$328,632	$358,983	$61,932	$297,051
Cost of production and selling	240,389	191,678	177,225	210,963	232,588	50,313	182,275
General and administrative expenses	45,817	35,310	35,276	43,089	49,497	10,197	39,300
Stock option compensation benefit(1)	—	—	—	—	(2,485)	—	(2,485)
Restructuring charge(2)	(4,015)	2,692	—	9,406	—	—	—
Depreciation and amortization(3)	50,170	57,721	70,871	94,105	55,261	15,931	39,330

Operating income (loss)	48,110	21,561	8,464	(28,931)	24,122	(14,509)	38,631
Other income (expense):
Interest expense	(91,353)	(75,924)	(66,379)	(67,678)	(52,904)	(15,046)	(37,858)
Write-off of deferred financing costs	—	(11,324)	—	(4,038)	—	—	—
Other income (expense), net	375	140	2,858	(131)	(10,006)	194	(10,200)

(Loss) income from continuing operations before income taxes, minority interests and cumulative effect of accounting change	(42,868)	(65,547)	(55,057)	(100,778)	(38,788)	(29,361)	(9,427)
Provision (benefit) for income taxes	13,954	4,283	(4,064)	(26,499)	(1,512)	(8,005)	6,493
Minority interests	(562)	(403)	(176)	136	(180)	125	(305)

Loss from continuing operations before cumulative effect of accounting change	(57,384)	(70,233)	(51,169)	(74,143)	(37,456)	(21,231)	(16,225)

(Loss) income from operations of discontinued business	(9,743)	89	(93)	1,735	1,162	(905)	2,067

Loss before cumulative effect of accounting change	(67,127)	(70,144)	(51,262)	(72,408)	(36,294)	(22,136)	(14,158)
Cumulative effect of accounting change, net of tax and minority interests	—	—	(66,817)	(552)	—	—	—

Net loss	$(67,127)	$(70,144)	$(118,079)	$(72,960)	$(36,294)	$(22,136)	$(14,158)

Cash flows provided by (used in):
Operating activities	$18,550	$46,525	$24,701	$25,891	$20,742	$(13,173)	$33,915
Investing activities	4,996	(145,655)	(31,388)	(25,932)	(20,137)	2,369	(22,506)
Financing activities	(12,515)	110,236	(15,650)	25,150	(17,978)	—	(17,978)
Balance sheet data (at end of period):
Cash and cash equivalents	$41,328	$29,721	$19,022	$44,797		$17,581
Working capital(4)	(70,658)	(79,067)	(70,062)	(75,381)		(62,976)
Total assets	914,910	989,173	870,562	1,016,508		1,021,435
Total debt	753,319	744,071	657,804	524,923		608,122
Total stockholder's equity	26,223	90,618	88,171	209,336		283,576
Other Data:
Capital expenditures	$9,576	$7,930	$7,449	$12,141	$19,489
Ratio of earnings to fixed charges (5)	—	—	—	—	—	—	—

(1)
We account for stock-based compensation using the intrinsic value method. As a result, for options that do not have fixed terms, we measure compensation cost as the difference between the exercise price of the options and the fair value of the shares underlying the options at the end of the period. Our results for the period January 1, 2000 through October 11, 2000 were favorably impacted by compensation benefits due to a decrease in the fair value of the shares underlying the options. We no longer maintain the variable plan that resulted in compensation cost (benefit) and under our current plan we only issue options with fixed terms. Therefore, we no longer expect to recognize compensation expense or benefit in future periods.

(2)
In March 2001, we announced plans to more tightly focus the activities of our wholly owned subsidiary Advanstar.com, Inc. (Advanstar.com). These plans had the effect of more closely integrating many of the sales, marketing, technology and operating functions of Advanstar.com with our wholly owned subsidiary Advanstar Communications, Inc. (Communications) and its core activities in publishing, tradeshows and direct marketing products and other. These actions resulted in a restructuring and other charge of $9.4 million, including severance, asset impairment related to abandoned leaseholds and facility closure costs in 2001. The restructuring activities were completed by the end of 2001, except for facility lease costs, which were to continue through June 2010. In April 2004, we settled the remaining facility lease commitment for a total of $1.9 million, resulting in an offset to operating expense of $4.0 million as we released the remaining accrual.

In September 2003, we consolidated our midtown New York leased office space from two floors to one and sublet the excess space. These actions resulted in a third quarter 2003 restructuring charge of approximately $2.1 million. In December 2003, we consolidated our Chester, U.K. leased office space and vacated two of our four floors, resulting in a fourth quarter 2003 charge of approximately $0.6 million. These activities included a charge for the present value of future rental payments, net of sublease income, of $2.3 million, and other relocation costs and expenses of $0.4 million. We will continue to pay facility lease costs, net of sublease income, associated with the previously used facilities through August 2015.

(3)
Upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", we discontinued the amortization of goodwill. The following table reflects a reconciliation of income from continuing operations adjusted for the exclusion of goodwill amortization, net of tax:

	Advanstar						Predecessor
	2004	2003	Year Ended December 31, 2002	2001	Combined 2000	For the period from October 12, 2000 through December 31, 2000	For the period from January 1, 2000 through October 11, 2000
					(unaudited)
	(dollars in thousands)						(dollars in thousands)
Reported income (loss) before cumulative effect of accounting change	$(67,127)	$(70,144)	$(51,262)	$(72,408)	$(36,294)	$(22,136)	$(14,158)
Add: goodwill amortization, net of tax	—	—	—	22,738	22,758	7,308	15,450

Adjusted income (loss) before cumulative effect of accounting change	$(67,127)	$(70,144)	$(51,262)	$(49,670)	$(13,536)	$(14,828)	$1,292

Reported net income (loss)	$(67,127)	$(70,144)	$(118,079)	$(72,960)	$(36,294)	$(22,136)	$(14,158)
Add: goodwill amortization, net of tax	—	—	—	22,738	22,758	7,308	15,450

Adjusted net income (loss)	$(67,127)	$(70,144)	$(118,079)	$(50,222)	$(13,536)	$(14,828)	$1,292

(4)
Working capital is defined as current assets, excluding cash, of $50.9 million, $42.1 million, $34.6 million, $47.4 million, and $38.6 million in each period ending December 31, 2000, 2001, 2002, 2003 and 2004, less current liabilities, excluding the current portion of long-term debt of approximately $113.9 million, $117.5 million, $104.7 million, $126.4 million and $109.3 million in each period ending December 31, 2000, 2001, 2002, 2003 and 2004.

(5)
For purposes of determining the ratio of earnings to fixed charges, earnings are defined as pretax income from continuing operations plus fixed charges. Fixed charges consist of interest expense and one-third of rental expense, which is considered by management to be representative of the interest component of rental expense. Earnings were insufficient to cover fixed charges in the years ended December 31, 2000, 2001, 2002, 2003 and 2004 by $38.6 million, $100.6 million, $55.2 million, $66.0 million and $43.4 million, respectively.

Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS

        The following discussion should be read in conjunction with our consolidated financial statements, including the notes to those statements, included elsewhere in this annual report.

        This discussion contains forward-looking statements, which are neither promises nor guarantees and involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause those differences include, but are not limited to, those discussed in "Certain Factors Which May Affect Future Results."

Overview

        We are a worldwide provider of integrated B-to-B marketing communications products and services for targeted industry sectors, principally through trade shows and conferences and through controlled circulation trade, business and professional magazines. We also provide a broad range of other direct marketing products, including classified advertising, direct mail services, reprints, database marketing, guides, and reference books.

        We report our business in three segments:

  •
  trade shows and conferences, which consists primarily of the management of trade shows and seminars held in convention and conference centers;

  •
  trade publications, which consists primarily of the creation and distribution of controlled circulation trade, business and professional magazines; and

  •
  direct marketing products and other, which consists primarily of sales of a variety of direct mail and database products, magazine editorial reprints, and classified advertising.

        In addition to our trade shows, trade publications and direct marketing products and other, we deliver our integrated B-to-B marketing communications products and services to our customers using the internet, which we conduct through our separate subsidiary, Advanstar.com. Our internet activities are immaterial to our consolidated operations. For discussion purposes, we have included our internet activity in with our direct marketing products and other segment.

        Trade shows and conferences accounted for approximately 40%, 46% and 50% of total revenue in 2004, 2003 and 2002, respectively. Trade publications accounted for approximately 54%, 48% and 44% of total revenue in 2004, 2003 and 2002, respectively, while direct marketing products and other accounted for approximately 6% of total revenue in 2004, 2003 and 2002. Publication revenue has increased as a percentage of total revenue in 2004 primarily as a result of our acquisition of a group of certain healthcare publications in October 2003. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of our MAGIC trade shows and our other large trade shows and conferences. Because trade show and conference revenues are recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of trade show dates from one quarter to another.

Trends and Developments

        The level of marketing and advertising spending remains variable across the eighteen industry sectors served by our trade shows and publications.

        Our trade shows and conferences continued to perform well in 2004. Our MAGIC, License and Home Entertainment events posted gains in square footage and revenue over 2003. Our Powersports motorcycle events also increased revenue significantly over last year. Our trade shows serving technology markets continue to struggle but our revenues from Sensors event in the system design and engineering markets began to stabilize after three years of declines. We were encouraged by the attendee activity and exhibitor interest in our AIIM and On Demand expos serving the digital information and document management markets. Our recently acquired IVT conferences, which address FDA validation and compliance issues for the pharmaceutical industry, have performed better than our expectations.

        The primary driver of the growth of our publishing segment in 2004 came from the acquisition of the healthcare properties from Thomson. Our legacy healthcare and pharmaceutical publications continued to do well in 2004. Our healthcare publications we recently acquired from Thomson are now part of a fully integrated healthcare group organized by primary care, specialty care, promotional special projects and CME special projects. Trade advertising across our other market sectors grew in 2004 over 2003 with the exception of our technology and travel sectors, which continue to struggle.

        We have identified new opportunities and initiatives that we will be pursuing in 2005, including opportunities to expand customer relationships and our market position in our MAGIC events and the development of a stand alone Continuing Media Education business and other diversified customer offerings in our healthcare sector. We are also investing in a significant new product development initiative in our Powersports group with the launch of two new publications and tradeshows in the dirt sports and off-road truck markets.

Presentation of Financial Information

Acquisitions, Joint Ventures and Divestitures

        Between May 31, 1996 and December 31, 2004, we completed 38 acquisitions and joint ventures, four of which were completed in 2002, one in 2003 and one in 2004.

  •
  On March 8, 2004, we purchased a portfolio of pharmaceutical industry specific magazines and conferences from the Institute of Validation Technology, Inc. ("IVT") for $7.9 million in cash. In addition, we will pay additional contingent cash consideration based upon 2004 and 2005 operating results generated from the acquired assets. Operating results for 2004 include $1.5 million in compensation expense to reflect the accrual of the 2004 component of the expected contingent payment.

  •
  On October 1, 2003, we purchased a portfolio of healthcare industry magazines and related custom services projects from The Thomson Corporation and its subsidiaries for $136.5 million in cash (including $1 million of related fees and expenses) ("the Thomson acquisition").

  •
  From January 1, 2002 through December 31, 2002 we completed the acquisitions of AIIM International Exposition and Conference, HT-the Magazine for Healthcare Travel Professionals and several smaller publications for a cumulative purchase price of $24.0 million in cash.

        We have accounted for our acquisitions under the purchase method of accounting. Accordingly, our results of operations include the effect of these acquisitions from the date of purchase.

        On December 31, 2003, we sold a portfolio of automotive and technology industry trade shows and magazines operated by our U.K. subsidiary for a total sales price of $2.2 million in cash. Total revenue and contribution margin for these properties in 2003 was $5.8 million and $0.2 million, respectively.

        In the first quarter of 2004, we sold our portfolio of art industry trade shows and magazines for a total sales price of $19.6 million in cash ("Art Group"). In total, the portfolio included three trade shows, with 186,216 aggregate square feet in 2003, and two publications, with 944 aggregate advertising pages in 2003. Total revenue and contribution margin for the Art group in 2003 was $10.9 million and $3.1 million, respectively.

        In the second quarter of 2004, we sold our 65% ownership in our French joint venture ("SeCA"), which consisted of one trade show for $3.1 million in cash. In conjunction with our sale of SeCA we recorded a goodwill impairment charge of $9.4 million, net of minority interest. Total revenue and contribution margin for SeCA, net of minority interest, in 2003 were $2.6 million and $1.1 million, respectively.

        In the third quarter of 2004, we sold our German trade show business ("DMS") for $1.7 million in cash. As a result of the sale of DMS we recorded a goodwill impairment of $6.2 million. Total revenue and contribution margin for 2003 were $2.0 million, and $0.5 million.

        We will continue to explore the divestiture of certain assets as we focus our portfolio on areas we believe offer the best potential for growth.

Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility

        In August 2003 our wholly owned subsidiary, Advanstar Communications Inc., amended its Credit Facility to permit the issuance of $360.0 million of second priority senior secured notes and the use of the proceeds thereof, eliminate the leverage ratio covenant, amend certain other covenants contained in the Credit Facility and reduce the revolving loan commitments thereunder from $80 million to $60 million. We recorded an expense of $11.3 million in the third quarter of 2003 to reflect the write-off of deferred financing costs related to the term loans, which were repaid with the proceeds of the offering. Our interest expense and cash interest is higher as a result of this refinancing. In addition, we reclassified $1.8 million of deferred losses related to our interest rate collar and swap agreements previously reported as a component of accumulated other comprehensive income into other expenses in the third quarter of 2003.

        In September 2003, Advanstar Communications, Inc. issued $70 million of second priority senior secured notes and used the net proceeds to repay approximately $12 million of outstanding borrowings under its revolving Credit Facility and to purchase short-term investments pending completion of the Thomson acquisition. On October 1, 2003, Advanstar Communications, Inc. used $136.5 million in cash, including $56 million of the net proceeds of the second priority senior secured notes to finance the Thomson acquisition.

Sources of Revenue

Trade Shows and Conferences

        The trade shows and conferences segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at our events. In 2004, approximately 77.1% of our trade shows and conferences revenue was from the sale of exhibit space. Events are generally held in major metropolitan or convention areas such as New York City and Las Vegas. At many of our trade shows, a portion of exhibit space is reserved as much as a year in advance. The sale of exhibit space is generally impacted by the ongoing quality and quantity of attendance, venue selection and availability, industry cycle and general market conditions. Revenue and related direct event expenses are recognized in the month in which the event is held. An event is billed and cash is collected in advance and is recorded on our consolidated balance sheet as deferred revenue until the event has been held.

Trade Publications

        The trade publications segment derives revenue principally from the sale of advertising in our B-to-B magazines. Additionally, certain publications derive revenue from paid subscriptions and custom publishing and projects. Paid subscriptions comprise less than 3% of total publishing revenue. Most publications are produced monthly with advertising sold on either a scheduled or single insertion basis. The sale of advertising is generally impacted by new product releases, circulation quality, readership and general market conditions. Advertising revenue is recognized on the publication issue date, and subscription revenue, if any, is recognized over the subscription period. Custom project contract revenue with both conference and print elements are deferred and not recognized until all elements are delivered. Customer advances are recorded when cash is received in anticipation of future advertising unrelated to a specific publication issue.

        Our publishing properties operate in many different markets and industries, which are subject to economic conditions prevalent in those industries. Accordingly, publishing revenues may fluctuate in connection with the markets in which we operate.

Direct Marketing Products and Other

        The direct marketing products and other segment derives its revenue from the sale of value-added marketing products such as print and internet based classified advertising, direct mail services, reprints, database marketing, directories, guides and reference books. These products complement and utilize the content or databases generated by our trade shows, conferences and publications. The sale of these products is generally impacted by the success of the event or publication from which these products are derived, the quality of the sales team and general market conditions. Revenue is generally recognized when the applicable product is shipped or otherwise delivered.

Components of Expenses

Trade Shows and Conferences

        Costs incurred by the trade shows and conferences segment include facility rent, attendee and exhibitor promotion and on-site services such as registration, security and set-up. Exhibitors generally contract directly with third parties for on-site services such as electrical services and booth set-up. Staff salaries and related payroll expenses are treated as monthly period expenses. All other direct costs are expensed when the event occurs.

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

Direct Marketing Products and Other

        Costs of the direct marketing products and other segment include printing and distribution costs, database administration fees and selling and product development staff costs. All direct costs are expensed when incurred.

Significant Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates, including those related to bad debts, recoverability of intangible assets and realizability of deferred income tax assets. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Revenue Recognition

        Revenue is recognized as discussed in the "—Sources of Revenue" section above. The balance of deferred revenue at December 31, 2004 was $42.1 million, $10.3 million and $0.1 million for trade shows and trade publications, and internet activities, respectively. On a relative basis, our deferred revenue reaches its highest levels during the second and fourth quarters of the year largely due to the timing of the MAGIC trade shows and our other large trade shows and conferences.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The balance of the allowance for doubtful accounts at December 31, 2004 and 2003 was $0.8 million each. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

        The allowance for doubtful accounts is an estimate based on specifically identified accounts as well as non-specific identification reserves. We evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. In these cases, management uses judgment, based on the best available facts and circumstances, to determine if a specific reserve for that customer's receivable is warranted. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. We also establish a non-specific identification reserve for all customers based on historical percentages applied to customer balances depending on the age of the amount due. This percentage is based on historical collection and write-off experience and varies by geographic region. If circumstances change, our estimates of the recoverability of amounts due us could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

Deferred Taxes

        Pursuant to the requirements of SFAS No. 109, we record a valuation allowance to reduce our deferred tax assets to the amount that we determine is more likely than not to be realized. At December 31, 2004, we have recorded a valuation allowance to offset the deferred tax benefit associated with all of our U.S. and foreign net operating loss carryforwards because the realization of these benefits is not considered likely based upon our history of not generating taxable income to utilize these tax benefits. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to subsequently determine that we would be able to realize our deferred tax assets in excess of our net recorded amount, a reduction in the valuation allowance would result in an income tax benefit and would increase net income or reduce net loss in the period such determination was made. In addition to the deferred tax assets, which are fully reserved, we have established a deferred tax liability based upon the excess of the carrying value of our goodwill for financial reporting purposes over the tax basis of this goodwill. We establish this liability because we do not amortize goodwill for financial reporting purposes but we do amortize goodwill for tax reporting purposes.

Amortization of Intangible Assets

        Intangible assets related to trade exhibitor and advertiser lists are amortized using a double-declining balance method over 6 years and 5 years, respectively. Intangible assets related to tradenames and trademarks are amortized using a straight-line method over 20 years. Intangible assets related to subscriber lists and other intangible assets are amortized using a straight-line method over 3 to 10 years. We amortize intangible assets on a basis which corresponds to our projections of future cash flows directly related to these intangible assets. A change in circumstances could result in a determination that asset lives should be changed or that the related assets are impaired and impairment charges to reduce the carrying value of intangible assets may be necessary. The effect of any changes in useful lives or a determination that the carrying value of an intangible asset is impaired would be accounted for in the period that such determination was made.

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

        In accordance with the provisions of SFAS No. 142, we evaluate goodwill for impairment using a two-step test based upon a fair value approach. The first step is used to identify a potential impairment by comparing the carrying value of the net assets of each reporting unit to an estimate of the fair value of each of our reporting units (as defined by SFAS No. 142), while the second step calculates the amount of impairment, if any. Additionally, goodwill will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. We determine the fair value of our reporting units by application of a discounted cash flow analysis. If circumstances change, our estimates of fair value will also change and could result in a determination that additional impairment charges to reduce the carrying value of goodwill are necessary. We engaged an appraiser to assist us in completing the first step of our annual goodwill impairment test for each of our three reporting units as of July 1, 2004. Based on this first step test there was no impairment of goodwill indicated. Goodwill is allocated by segment based on fair market value.

Results of Operations

2004 COMPARED TO 2003

Revenue

        Total revenue increased $71.5 million, or 23.1%, to $380.4 million in 2004 from $309.0 million in 2003.

        Revenue from trade shows and conferences increased $9.4 million, or 6.6%, to $151.5 million in 2004 from $142.1 million in 2003. Our MAGIC event grew by more than 138,000 square feet or 8.4% over 2003 and revenue increased approximately 8.2% over last year. The MAGIC events were successfully combined into a single venue, the Las Vegas Convention Center, beginning with the August 2004 event. The concentration and proximity of the various fashion sectors contributed to increased attendance and exhibitor interest and participation in MAGIC. Powersports events' revenue increased approximately 14.7% over 2003 with the 15th year of growth in our Dealer Expo, solid performance from the IMS Tour series of consumer events and the launch of a west coast event for the v-twin market segment. Revenue also increased approximately $7.3 million due to acquisitions of the Central Veterinary Conference in October 2003, and the IVT pharmaceutical conferences in March 2004. Strong performances also came from our trade shows serving the home entertainment, licensing, and travel markets. Additionally, we launched six new events in the fashion, pharmaceutical, licensing, luxury travel, and technology sectors. The increase in revenues was partially offset by holding five fewer events in the beauty and technology markets in 2003, the sale of certain UK events in December 2003 and much weaker results from our east-coast fashion and technology events in 2003.

        Revenue from publications increased $58.3 million, or 39.4%, to $206.1 million in 2004 from $147.9 million in 2003. Approximately $55.0 million, or 94%, of the increase is due to the acquisitions of healthcare properties from Thomson and pharmaceutical publications from IVT. Revenue growth also reflects strong results from Advanstar's specialty healthcare and pharmaceutical publications, DVM, Motor Age, Home Media Retailing (formerly Video Store Magazine), CADalyst, and American Spa, as well as the introduction of several new products. Revenue increases for the year were partially offset by weaker results from our travel publications and the sale of select UK publications. Advanstar's advertising pages increased 20.8% for the year, primarily due to the properties acquired from Thomson. Advertising pages increased 4.6% over 2003 for all publications other than those acquired or sold during 2003 or 2004.

        Revenue from direct marketing products and other increased $3.8 million, or 20.0%, to $22.8 million in 2004 from $19.0 million in 2003 primarily due to higher levels of classified and recruitment advertising and strong list sales and reprints, primarily from the acquisition of properties from Thomson.

Cost of production and selling

        Cost of production and selling expenses increased $48.7 million, or 25.4%, to $240.4 million in 2004 from $191.7 million in 2003.

        Expenses of trade shows and conferences increased $2.9 million, or 3.9%, to $75.7 million in 2004 from $72.8 million in 2003. Expenses increased $6.5 million due to the acquired healthcare conferences, the IVT acquisition, and product launches. These increases were partially offset by holding fewer events in the beauty and technology markets and the sale of certain UK events in December 2003, as discussed above. There were no significant increases in venue pricing during the year.

        Expenses of trade publications increased $44.1 million, or 43.0%, to $146.8 million in 2004 from $102.7 million in 2003. This increase is primarily attributable to additional costs of $41.6 million associated with our acquisition of the Thomson healthcare properties. The increase in expenses was partially offset by the cost savings from the sale of certain UK properties in December 2003. Printing prices increased slightly from 2003. We have indications that printing prices will increase 2% in 2005 and paper prices will increase approximately 14% in 2005 primarily in the first and third quarters. Postal rates are expected to be unchanged for 2005 but we anticipate cost increases will occur sometime in 2006.

        Expenses of direct marketing products and other increased $0.5 million, or 4.6%, to $11.3 million in 2004 from $10.7 million in 2003 due to related growth in revenues.

        Department and support costs of $6.6 million increased $1.2 million from 2003 to higher departmental production staff costs related to support of the publications acquired from Thomson and additional staff related to the launches of publications serving the powersports market.

General and administrative expenses

        General and administrative expenses increased $10.5 million, or 29.8%, to $45.8 million in 2004 from $35.3 million in 2003. The increase reflects higher administrative costs relating to the acquisition of properties from Thomson and related investments in the management team in the healthcare group, as well as a $1.5 million employee compensation payment related to the IVT acquisition, increased employee healthcare costs, expenses relating to Sarbanes-Oxley compliance and implementation and consulting costs related to strategic management and marketing initiatives.

Restructuring charge

        In March 2001, we announced plans to more tightly focus the activities of our wholly owned subsidiary Advanstar.com, Inc. (Advanstar.com). These plans had the effect of more closely integrating many of the sales, marketing, technology and operating functions of Advanstar.com with Communications and its core activities in publishing, tradeshows and direct marketing products and other. The restructuring activities were completed by the end of 2001, except for facility lease costs which were to continue through June 2010. In April 2004, we settled the remaining facility lease commitment for a total of $1.9 million, resulting in an offset to operating expense of $4.0 million as we released the remaining accrual. The buyout saved approximately $5.0 million in future lease payments through June 2010.

        In September 2003, we consolidated our midtown New York leased office space from two floors to one and sublet the excess space. These actions resulted in a third quarter 2003 restructuring charge of approximately $2.1 million. In December 2003, we consolidated our Chester, U.K. leased office space and vacated two of our four floors, resulting in a fourth quarter 2003 charge of approximately $0.6 million. These activities included a charge for the present value of future rental payments, net of sublease income, of $2.3 million, and other relocation costs and expenses of $0.4 million. We will continue to pay facility lease costs, net of sublease income, associated with the previously used facilities through August 2015.

Depreciation and amortization

        Depreciation and amortization expense declined approximately $7.6 million to $50.2 million in 2004 from $57.7 million in 2003 primarily due to the effect of the double declining balance method of accelerated amortization on our exhibitor and advertiser lists partially offset by additional amortization expense related to the assets acquired in the acquisitions of the healthcare properties from Thomson and the pharmaceutical publications from IVT.

Interest expense

        Interest expense increased $15.4 million, or 20.3%, to $91.4 million in 2004 from $75.9 million in 2003 due to an increase in our weighted-average debt outstanding of approximately $65.7 million, as a result of Communications' issuance of $360 million of Senior Secured Notes in August 2003 and $70 million Senior Secured Notes in September 2003. The increase was offset by a decrease in our debt outstanding under the Credit Facility due to the repayment, in August 2003 of all but $25 million of the outstanding term B loans and a portion of our revolving credit borrowings under our Credit Facility. See "Presentation of Financial Information-Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility."

        At December 31, 2004, approximately $599.9 million, or 79.5% of our total debt is at a fixed rate with the balance of our debt subject to interest rate fluctuations. A 100 basis point increase in interest rates on our current variable rate debt would result in an increase in annual interest expense of $1.5 million. We previously entered into an interest rate collar agreement to hedge our interest rate risk on these variable rate borrowings. The agreement expired in February 2004 and we currently have no plans to renew this interest rate collar agreement or otherwise hedge our interest expense related to our remaining floating rate debt.

Write-off of deferred financing costs

        We recorded an expense of $11.3 million in the third quarter of 2003 to reflect the write-off of deferred financing costs related to the term loans which were repaid with the proceeds of the August senior secured notes offering and the reduction in the revolving loan commitment. See "Presentation of Financial Information-Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility."

Other income (expense), net

        Other income increased $0.2 million to $0.4 million in 2004 from $0.1 million in 2003. This increase is attributable to gains associated with our interest rate protection agreement, which expired in February 2004, and foreign currency translation gains.

Provision (benefit) for income taxes

        The provision for income taxes was $14.0 million in 2004 compared to $4.3 million in 2003. The 2004 and 2003 provision is related to a basis difference resulting from goodwill for tax purposes being less than the carrying value of goodwill for financial reporting purposes and income taxes in certain foreign jurisdictions. We recorded no income tax benefit related to the net operating losses we generated during 2004 and 2003 because we have established a valuation allowance to offset any related tax benefits, due to uncertainty about realization of these benefits.

Discontinued operations

        In conjunction with the sale of the Art Group in the first quarter of 2004, we recorded a gain on the sale of $1.0 million plus a tax benefit of $2.4 million. The Art Group generated $4.4 million of income before income taxes for the period from January 1, 2004 to March 12, 2004 and $2.1 million in 2003.

        In the second quarter of 2004, in conjunction with our sale of SeCA we recorded a goodwill impairment charge of $9.4 million. SeCA generated an $8.7 million loss before income taxes, net of minority interest, in 2004 and income of $0.4 million in 2003.

        In the third quarter of 2004, as a result of the sale of DMS we recorded goodwill impairment as a component of discontinued operations of $6.2 million. DMS generated a loss before income taxes of $7.6 million in 2004, and income of $0.1 million in 2003.

        See further information regarding discontinued operations of the Art Group, SeCA and DMS in "—Presentation of Financial Information—Acquisitions, Joint Ventures and Divestitures."

2003 COMPARED TO 2002

Revenue

        Total revenue increased $17.1 million, or 5.9%, to $309.0 million in 2003 from $291.8 million in 2002.

        Revenue from trade shows and conferences declined $3.9 million, or 2.7%, to $142.1 million in 2003 from $146.0 million in 2002. Total trade shows square footage of 4.5 million square feet declined approximately 6.2% from 2002 while price per square foot increased 1.9%. The decline in revenue was attributable primarily to the performance of our events in the technology sector. Revenue from our events serving the technology sector declined $10.5 million, or 26.5%, from 2002, including the discontinuation of seven events held in 2002. Technology events made up approximately 14% of our total square footage and 14% of total trade show revenue in 2003. Total trade show square footage for non-technology events was essentially flat, declining 1.1%, while revenue increased 5.4% in 2003 over 2002. Revenue for our MAGIC events increased approximately 4.2% over 2002. Strong performances also came from our trade shows serving the beauty, home entertainment, licensing, travel and powersports markets.

        Revenue from publications increased $20.5 million, or 16.1%, to $147.9 million in 2003 from $127.4 million in 2002. The acquisitions of the Thomson healthcare publications in October of 2003 and Healthcare Traveler in October of 2002 resulted in a revenue increase of approximately $23.8 million between 2002 and 2003. Publications in a wide cross section of our markets continued their solid recovery from the declines experienced in 2002, particularly those serving the beauty, healthcare, home entertainment, licensing, pharmaceutical, science, golf/landscape, veterinary and automotive markets. Revenue from technology and travel publications declined $10.3 million, or 26%, from 2002 as advertising pages continued to decline in these markets.

        Revenue from direct marketing products and other increased $0.5 million, or 2.9%, to $19.0 million in 2003 from $18.5 million in 2002 primarily due to strong list sales.

Cost of production and selling

        Cost of production and selling expenses increased $14.5 million, or 8.2%, to $191.7 million in 2003 from $177.2 million in 2002.

        Expenses of trade shows and conferences increased $3.3 million, or 4.7%, to $72.8 million in 2003 from $69.6 million in 2002. This increase is primarily due to the impact of a $2.8 million insurance recovery received in the last half of 2002 and reported as a reduction of our 2002 costs, and a $1.8 million fourth quarter charge in 2003 related to our decision to cancel certain venue space arrangements. We also invested in additional development staff and show programs for our MAGIC events to expand our product categories and continue to build the attendee base. These increases were partially offset by cost savings associated with canceling certain events in 2003.

        Expenses of trade publications increased $10.8 million, or 11.8%, to $102.7 million in 2003 from $91.8 million in 2002. This increase is attributable to additional costs of $14.1 million associated with our acquisition of the Thomson healthcare properties in October 2003 and of Healthcare Traveler, in October 2002. The increased operating costs were partially offset by reductions in sales, editorial and circulation costs across our publications attributable to efforts to improve processes and monitor cost structures and activity levels. Printing prices remained flat in 2003. Postage costs increased in 2003 due to a 15% average increase in postage rates implemented in June 2002. Postal rates remained unchanged throughout the balance of 2002 and 2003. Paper prices increased on average 3% to 5% at the end of both the first and third quarters of 2003. Our overall paper costs decreased as we aggressively manage our inventories, folio sizes and paper stock in an effort to minimize the impact of paper price fluctuations.

        Expenses of direct marketing products and other declined $0.2 million, or 1.9%, to $10.8 million in 2003 from $11.0 million in 2002, primarily due to reduction in internet sales and marketing costs.

        Department and support costs of $5.4 million increased $0.6 million from 2002 due to increased departmental production staff related to the Thomson acquisition.

General and administrative expenses

        General and administrative expenses remained stable at $35.3 million in 2003 and 2002 The increase in staffing and occupancy costs related to the acquisition of properties from Thomson and was offset by cost savings as a result of lower bad debt expense and a reduction in credit card processing fees.

Depreciation and amortization

        Depreciation and amortization expense declined approximately $13.2 million to $57.7 million in 2003 from $70.9 million in 2002 primarily due to the effect of the double declining balance method of accelerated amortization on our exhibitor and advertiser lists partially offset by an additional $6.2 million of amortization expense related to the assets acquired in our October 2003 acquisition of the Thomson publications.

Interest expense

        Interest expense increased $9.5 million, or 14.4%, to $75.9 million in 2003 from $66.4 million in 2002 due to an increase in our weighted-average debt outstanding of approximately $27.1 million and an increase in our weighted average interest rate of approximately 100 basis points as a result of our financings discussed at "Presentation of Financial Information-Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility."

Other income (expense), net

        Other income declined $2.7 million to $0.1 million in 2003 from $2.9 million in 2002. We recorded foreign exchange losses of $0.3 million in 2003 resulting primarily from the strengthening of the Brazilian Real against the U.S. dollar compared to foreign exchange gains of $1.8 million recorded in 2002 as the Brazilian Real weakened against the U.S. dollar. We also recorded a $0.6 million loss on the sale of certain of our U.K. publishing and trade show assets in 2003. These declines were partially offset by a $0.5 million increase in non-cash gains related to our interest rate hedging activities.

Provision (benefit) for income taxes

        The provision for income taxes was $4.3 million in 2003 compared to an income tax benefit of $4.1 million in 2002. The 2003 provision is related to a basis difference resulting from goodwill for tax purposes being less than the carrying value of goodwill for financial reporting purposes. We recorded no income tax benefit related to the net operating losses we generated during 2003 because we have established a valuation allowance to offset any related tax benefits, due to uncertainty about realization of these benefits. Our tax benefit in 2002 was recorded at a rate less than the applicable statutory rates primarily because we recorded a valuation allowance to offset the portion of the benefits associated with net operating losses we generated in 2002, for which realization was not likely.

Cumulative effect of accounting change

        In the first quarter of 2002, in connection with the adoption of SFAS 142, "Goodwill and Other Intangible Assets", we recorded a goodwill impairment charge of $66.8 million, net of minority interest effect of $4.1 million, attributable to an impairment of the carrying value of goodwill in our tradeshow operating segment which management believes resulted from a slowdown in the economy and its associated impact on the tradeshow business in general, and on our technology events in particular. The net charge of $66.8 million was reported as a cumulative effect of a change in accounting principle. There was no income tax effect associated with this impairment charge.

Liquidity and Capital Resources

        The following discussion presents our liquidity and capital resources on a consolidated basis, including our subsidiaries.

        We are a holding company and have no direct material operations. Our principal assets are our ownership of Communications, and Advanstar.com, and our only material liabilities are the senior discounts notes and our guarantee of the Communications credit facility. Our principal liquidity needs are for debt service on the senior discount notes and investments in Advanstar.com, which currently does not generate positive cash flow.

        Since the acquisition of Advanstar by DLJ Merchant Banking Partners III, L.P., our principal source of cash is dividends from Communications. The credit facility, senior secured notes and senior subordinated notes described below are obligations of Communications and impose limitations on its ability to pay dividends to us. We believe that Communications' debt instruments will permit it to supply us with sufficient cash to meet the cash needs referred to above for the next several years.

However, if that is not the case, we would not be able to satisfy those needs, because we have no other source of cash other than dividends from Advanstar Communications. We would then be required to secure alternate financing, which may not be available on acceptable terms, or at all.

        Communications' principal cash needs are for debt service, capital expenditures and strategic acquisitions, as well as to provide us with cash to finance our cash needs. Its principal sources of liquidity are expected to be cash flow from operations and borrowings under its credit facility.

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

        We anticipate that our operating cash flow, together with borrowings under the credit facility (assuming continued compliance with the covenants contained therein or a modification thereof) and other future financings and refinancings, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service and other obligations as they become due. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. We expect to be in compliance with our debt covenants during 2005.

        Historically, our financing requirements have been funded primarily through cash generated by operating activities and borrowings under our revolving credit facility. From time to time, we have also raised additional funds through sales of common stock, high yield offerings and term borrowings under our credit facility for purposes of completing strategic acquisitions.

        Operating cash flows may be significantly affected by the working capital characteristics of our business, in particular the trade shows and conferences business. Deferred revenue increases on the balance sheet in the quarters immediately preceding our busy first quarter trade show season as we collect deposits for booth space several months in advance of the trade shows. Revenue and contribution margin are recognized in the quarter as the events are held, releasing the deferred revenue from the balance sheet, which results in a reduction to our operating cash flow.

Cash flows from operating activities

        Net cash provided by operations decreased $28.0 million to $18.6 million in 2004 compared to $46.5 million in 2003. This decline was principally due to an increase in interest expense of $16.1 million and a reduction in our negative working capital due to the sale of our art industry trade show and publications in the first quarter of 2004. In addition, we collected less cash in the fourth quarter of 2004, which was collected subsequently in 2005, related to trade shows held in the first five months of 2005. The decline was also attributable to changes in the timing of our payments of accounts payable in 2004. These declines were partially offset by an increase in operating income of $26.5 million in 2004 compared to 2003.

        Net cash provided by operations increased $21.8 million to $46.5 million in 2003 compared to $24.7 million in 2002. Non-cash charges including a write-off of deferred financing costs of $11.3 million, depreciation and amortization expense of $59.2 million, non-cash interest expense of $21.4 million, deferred income taxes of $7.0 million, other non-cash charges totaling $1.1 million and changes in operating assets and liabilities of $16.7 million reduced the cash effect of the 2003 net loss of $70.1 million. The increase in cash generated from changes in our operating assets and liabilities is largely due to a delay in payments on accounts payable to 2004, accelerated collections on accounts receivable and increased collections of customer advance deposits related to future trade shows.

Cash flows provided by (used in) investing activities

        Net cash used in investing activities decreased $150.7 million to $5.0 million provided by investing activities in 2004, from $145.7 million used in 2003. This decrease was principally due to the acquisitions of the healthcare properties from Thomson for $136.5 million in 2003, the sale in 2004 of our art shows and magazines and our European call center and document management shows for a total sales price of $24.4 million in cash proceeds, partially offset by $7.9 million in cash used for the acquisition of IVT in 2004.

        Net cash used in investing activities for 2003 compared to 2002 increased $114.3 million to $145.7 million in 2003. This increase was principally due to the acquisition from Thomson in 2003 as described above.

        We incurred capital expenses of $9.6 million, $7.9 million, and $7.4 million in 2004, 2003 and 2002, respectively. We anticipate that we will spend approximately $11.1 million on capital expenditures in 2005, which will be funded by cash flows from operations. The majority of these expenditures are related to expansions and enhancements to our IT and communications infrastructure and management and operating group information systems. We believe that this amount of capital expenditure will be adequate to grow our business according to our business strategy and to maintain the key trade shows, publications and business of our continuing operations.

        Cash used for acquisitions in 2004 decreased $129.8 million relative to 2003 primarily due to the 2003 acquisition from Thomson, compared to the acquisition of IVT in 2004 for $7.9 million. Our business strategy includes the consummation of strategic acquisitions. In connection with any future acquisitions, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments. Consistent with our longstanding strategy, we continue to pursue potential acquisitions of complementary businesses.

Cash flows (used in) provided by financing activities

        Net cash flows used in financing activities were $12.5 million in 2004 compared to cash provided by financing activities in 2003 of $110.2 million. We repaid $11.7 million of debt in 2004, including $8.0 million on our revolving credit facility. In 2003, we issued $430.0 million principal amount of the Senior Secured Notes and received $60.0 million in equity contributions from our parent company. We used the proceeds from these issuances to repay and terminate all outstanding term A loans and $12.0 million of outstanding borrowings under our revolving credit facility, and paid fees of $12.3 million in connection with the offering. We also paid fees of $3.9 million to our senior lenders for an amendment to our credit facility in April 2003.

        Net cash used in financing activities for 2003 compared to 2002 increased $125.9 million to $110.2 million in 2003. This increase was principally due to financing transactions in 2003 described above.

Debt service

        As of December 31, 2004, we had total indebtedness of $753.3 million and approximately $59.1 million of borrowings available under our credit facility, subject to customary conditions.

Credit facility

        The credit facility consists of a $60.0 million revolving credit facility and $25.0 million outstanding under the Term Loan B facility. The revolving credit facility will terminate in April 2007 and the Term Loan B matures in October 2008. Borrowings under the credit facility generally bear interest based on a margin over, at our option, the base rate or LIBOR. The applicable margin for revolving credit loans varies based upon Advanstar Communications ratio of consolidated debt to EBITDA, as defined in the credit facility, and is currently 3.75% over LIBOR and 2.50% over the base rate. The applicable margin for the Term Loan B varies based upon the rating assigned by S&P and Moody's to our credit facility and is currently 4.50% over LIBOR and 3.25% over the base rate. Advanstar Communications obligations under the credit facility are guaranteed by Advanstar Holdings Corp. ("Advanstar Holdings"), our parent company, and all Advanstar Communications existing and future domestic subsidiaries. Advanstar Communications obligations under the credit facility are collateralized by substantially all of the assets of Advanstar Communications company and the subsidiary guarantors, including a pledge of the capital stock of all Advanstar Communications existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by Advanstar Communications company or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of Advanstar Communications company and Advanstar Communications domestic subsidiaries, a pledge of our company's capital stock held by Advanstar Holdings. Our credit facility contains restrictive covenants, which require Advanstar Communications to, among other things, maintain a minimum fixed charge coverage ratio (as defined in the credit facility documents) as of the end of each fiscal quarter. Although there can be no assurance, we believe, based on our anticipated performance and expected economic conditions, that we will be able to comply with the amended financial covenant contained in the credit facility in 2005.

Second priority senior secured notes

        The $128.3 million of floating rate notes mature in 2008 and the $300 million of fixed rate notes mature in 2010. The notes of each series are guaranteed by each of Advanstar Communications' existing and future domestic restricted subsidiaries and collateralized by second-priority liens on the assets collateralizing our credit facility (other than certain subsidiary stock and assets of our parent companies). The fixed rate notes bear interest at an annual rate of 10.75% and the floating rate notes bear interest at an annual rate equal to the three-month LIBOR, which is reset quarterly, plus 7.50%. Interest on the fixed rate notes is payable semi-annually in cash and interest on the floating rate notes, along with amortization of 0.25% of the principal of such floating rate notes, is payable quarterly in cash. The notes contain restrictive covenants that, among other things, limit Advanstar Communications ability to incur debt, pay dividends and make investments.

Senior subordinated notes

        The $160 million 12% senior subordinated notes mature in 2011 and are guaranteed by each of Advanstar Communications' existing and future domestic restricted subsidiaries. Interest on the notes is payable semi-annually in cash. The notes contain restrictive covenants that, among other things, limit Advanstar Communications ability to incur debt, pay dividends and make investments.

Senior discount notes

        As part of the financing for the acquisition of Advanstar by DLJ Merchant Banking Partners III, L.P. and related funds in 2000 ("the Acquisition"), we issued senior discount notes due October 2011 with a principal amount at maturity of $103.2 million. Concurrently with the closing of the offering of the 12% senior subordinated notes, we sold additional senior discount notes due October 2011 with an additional aggregate principal amount at maturity of $68.6 million. These notes do not require cash interest payments until 2006 and contain restrictive covenants that, among other things, limit our ability and that of our subsidiaries to incur debt, pay dividends and make investments. As of December 31, 2004, we were in compliance with these covenants. However, we are a holding company and our ability to pay interest on these notes will be dependent upon the receipt of dividends from our subsidiaries. The credit facility and the senior subordinated notes impose substantial restrictions on our subsidiaries' ability to pay dividends.

Contractual and contingent obligations

        Our contractual obligations (excluding accounts payable and accrued expenses), as of December 31, 2004 are as set forth below (in millions):

	Payments Due By Period
	2005	2006	2007	2008	2009	After 2009	Total
Indebtedness	$1.3	$1.3	$1.3	$149.5	$—	$631.8	$785.2
Interest on indebtedness (1)	66.6	92.3	92.1	88.0	77.2	99.2	515.4
Operating leases	7.1	6.4	5.1	4.6	3.0	1.7	27.9

Total Contractual Cash Obligations	$75.0	$100.0	$98.5	$242.1	$80.2	$732.7	$1,328.5

(1)
Interest on the second priority floating rate notes, revolving credit facility and Term Loan B is calculated using LIBOR of 2.4%, the rate in effect on December 31, 2004. Because the floating rate notes, revolving credit facility and Term Loan B bear interest at a variable rate, actual payments could differ.

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

Recently Issued Accounting Standards

        In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, which addresses accounting for special-purpose and variable interest entities and which supersedes Interpretation No. 46. The provisions of Interpretation No. 46R are effective for us in the first quarter of 2005. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, "Share-Based Payment" which revises SFAS 123 and supersedes APB 25. This statement establishes standards relating to accounting for transactions in which equity instruments are exchanged for goods or services.

Under this statement, the Company must measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the date of grant. This cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period). We are required to adopt the provisions of this standard effective January 1, 2006. We are currently evaluating the impact of this standard. The adoption of this standard may result in an increase in compensation expense and a reduction to net income as new options are granted under our 2000 Management Incentive Plan.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

Trade show exhibit space and ad pages could decline as a result of an economic slowdown in the United States, future terrorist attacks, or geopolitical concern.

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

        Our business and results of operations in 2004 were not significantly impacted by the U.S. economy, although our technology and travel sectors continue to be impacted by the poor conditions in these markets. Our future results may be affected by an economic slowdown.

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

We depend on securing desirable dates and locations for our trade shows and conferences, which we may not be able to secure.

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

A significant portion of our revenue and contribution before general and administrative expenses is generated from our MAGIC trade shows, so any decline in the performance of these shows would reduce our revenues and operating income.

        For the year ended December 31, 2004, our MAGIC trade shows represented approximately 18.2% of our total revenue and approximately 31.0% of our contribution margin (defined as revenue less cost of production and selling, editorial and circulation costs). We expect that the MAGIC trade shows will continue to represent a significant portion of our overall revenue and contribution margin in the future. Therefore, a significant decline in the performance of one or both of the MAGIC trade shows, typically held in the first and third quarters, could have a material adverse effect on our financial condition and results of operations.

We derive significant revenue and contribution margin before general and administrative expenses from our healthcare, science, and pharmaceutical cluster, which is dependent upon pharmaceutical marketing budgets.

        The healthcare sector contributed 36.6% of our revenues in 2004 and 31.8% of our contribution margin (defined as revenue less cost of production and selling, editorial and circulation). A substantial portion of the advertising in the healthcare sector is by pharmaceutical companies. As a result, any material reduction in marketing activities by pharmaceutical companies, which could occur due to general economic conditions or factors specific to the industry, including a continued reduction in new drug introductions, a shift in marketing expenditures by pharmaceutical companies to sources other than publications (which shift has occurred to some extent in the last several years) and any future governmental regulation such as price controls or types of advertising restrictions, could have a material adverse effect on our results.

Any significant increase in paper or postage costs would cause our expenses to increase significantly.

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

        The intense competition for our products and services is highly fragmented by product offering and by geography. On a global level, larger international firms operate in many geographic markets and have broad product offerings in trade shows, conferences, publications and direct marketing products and other. In several industries, such as information technology and healthcare, we compete with large firms with a single-industry focus. Many of these large international and single-industry firms are better capitalized than we are and have substantially greater financial and other resources than we do.

        Within each particular industry sector, we also compete with a large number of small to medium-sized firms. While most small to medium-sized firms operate in a single geographic market or industry sector, in some cases, our competitors operate in several geographic markets and/or industry sectors. Our trade shows and conferences compete with trade associations and, in several international markets, with exposition hall owners and operators. Our publications typically have between two and five direct competitors that target the same industry sector, and we also have many indirect competitors that define niche markets differently than we do and thus may provide alternatives for readers and/or advertisers.

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

We may continue to experience operating losses at Advanstar.com, our internet subsidiary, which historically we have funded from our other business.

        During the year ended December 31, 2004, Advanstar.com's operations were funded by cash distributions from Advanstar Communications. We expect the operations of Advanstar.com to merge with Advanstar Communications operations in 2005. The result of this merger will not have a material impact on our financial position.

Our growth strategy of identifying and consummating acquisitions entails integration and financing risk.

        We intend to continue to grow in part through strategic acquisitions and joint ventures. This growth strategy entails risks inherent in identifying desirable acquisition candidates, in integrating the operations of acquired businesses into our existing operations and risks relating to potential unknown liabilities associated with acquired businesses. In addition, we may not be able to finance the acquisition of a desirable candidate or to pay as much as our competitors because of our leveraged financial condition or general economic conditions. Difficulties that we may encounter in integrating the operations of acquired businesses, could have a material adverse effect on our results of operations and financial condition. Moreover, we may not realize any of the anticipated benefits of an acquisition, and integration costs may exceed anticipated amounts.

We depend on our senior management team, and we do not have employment contracts for many of our senior managers.

        We benefit substantially from the leadership and experience of members of our senior management team and depend on their continued services to successfully implement our business strategy. The loss of any member of our senior management team or other key employee could materially adversely affect our financial condition and results of operations. Although we have entered into employment agreements with Mr. Loggia and Mr. Alic, we do not have employment contracts with most other members of our senior management team or other key employees. We cannot be certain that we will continue to retain the executives' services, or the services of other key personnel, in the future. Moreover, we may not be able to attract and retain other qualified personnel in the future. We do not currently maintain key-man life insurance policies on any member of our senior management team or other key employees.

Our international operations expose us to various risks associated with international operations.

        We currently maintain offices in Brazil, the United Kingdom and Hong Kong. International operations accounted for approximately 3.6% of our total revenue in 2004. International operations and expansion involve numerous risks, such as:

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

Current geopolitical conditions and the continuing threat of domestic and international terrorist attacks may adversely impact our results.

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

        Our consolidated financial statements are prepared in U.S. dollars. However, a portion of our revenues, expenses, assets and liabilities is denominated in currencies other than the U.S. dollar, including the British Pound Sterling and the Brazilian Real. Consequently, fluctuations in exchange rates could result in exchange losses. In 2002, 2003 and 2004, there was no material effect on our net income due to currency fluctuations, but the impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. Moreover, because we intend to continue our international expansion, the effect of exchange rate fluctuations could be greater in the future. We have previously undertaken, and in the future may undertake, transactions to hedge the risks associated with fluctuations in exchange rates of other currencies to the dollar. We do not know if any hedging techniques that we may implement will be successful or will mitigate the effect, if any, of exchange rate fluctuations on our financial condition and results of operations.

Our business is seasonal due largely to higher trade show revenue in the first and third quarters.

        Our business is seasonal, with revenue typically reaching its highest levels during the first and third quarters of each calendar year, largely due to the timing of the MAGIC trade shows and our other large trade shows and conferences. In 2004, approximately 32% of our revenue was generated during the first quarter and approximately 26% during the third quarter. The second quarter accounted for approximately 22% of revenue in 2004 and the fourth quarter accounted for approximately 20% of revenue in 2004. Because event revenue is recognized when a particular event is held, we may also experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

We may be required to recognize additional impairment charges.

        Pursuant to GAAP, we are required to periodically assess our goodwill, intangibles and other long-lived assets to determine if they are impaired. Disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units and divestitures may result in additional charges to goodwill and other asset impairments. Future impairment charges could substantially affect our reported earnings in the period of such charge.

We have a significant amount of debt, which could limit our ability to remain competitive or grow our business.

        As of December 31, 2004, we had (a) total indebtedness of approximately $753.3 million and (b) approximately $59.1 million of borrowings available under our credit facility, subject to customary borrowing conditions. In addition, subject to the restrictions in our credit facility, the indentures and our other debt instruments, we may incur significant additional indebtedness from time to time. The level of our indebtedness may have important consequences, including:

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

        We are a holding company, and our ability to pay interest on the senior discount notes when they become cash payable in 2006 is dependent upon the receipt of dividends from our direct and indirect subsidiaries. We do not have, and may not in the future have, any assets other than ownership interests in Advanstar Communications Inc. and Advanstar IH, Inc. Advanstar Communications Inc. and Advanstar IH, Inc. and their subsidiaries are parties to the credit facility and Advanstar Communications Inc. and its subsidiaries are party to the senior subordinated note indenture, and senior secured notes indenture each of which imposes substantial restrictions on Advanstar Communications Inc. and Advanstar IH, Inc.'s ability to pay dividends. Any payment of dividends will be subject to the satisfaction of certain financial conditions set forth in the senior subordinated notes indenture, the senior secured notes indenture and the credit facility. The ability of Advanstar Communications Inc. and Advanstar IH, Inc. and their subsidiaries to comply with such conditions may be affected by events that are beyond our or their control. Future borrowings by Advanstar Communications Inc. and Advanstar IH, Inc. can also be expected to contain restrictions or prohibitions on the payment of dividends by such subsidiaries to us. We cannot predict what the value of our subsidiaries, assets or the amount of their liabilities will be in the future and whether such values or amounts will permit the payment of distributions to us. Accordingly, there can be no assurance that we will be able to pay our debt service obligations on the senior discount notes.

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

We are controlled by principal stockholders who will be able to make important decisions about our business and capital structure; their interests may differ from your interests as a debtholder.

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

You may not be able to rely on forward-looking statements included in this annual report, as our actual results may be materially different.

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

        In addition, forward-looking statements depend upon assumptions, estimates and dates that may not be correct or precise and involve known and unknown risks, uncertainties and other factors. Accordingly, a forward-looking statement is not a prediction of future events or circumstances and those future events or circumstances may not occur. Given these uncertainties, you are cautioned not to place undue reliance on the forward-looking statements. We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

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

Interest Rates

        At December 31, 2004, we had fixed rate debt of $599.9 million and variable rate debt of $153.4 million. The annual pre-tax earnings and cash flows impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant, would be approximately $1.5 million per year.

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

        Our strategy for management of currency risk relies primarily on conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of December 31, 2004, we had no open foreign exchange derivative contracts.

Item 8.—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Please refer to Item 15.—Exhibits and Financial Statement Schedules.

Item 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE

        No events have occurred which would require disclosure under this Item.

Item 9A.—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls

        There were no significant changes during the Company's fourth fiscal quarter in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Item 9B.—OTHER INFORMATION

        On September 15, 2004, the employment agreement between Advanstar, Inc. and James M. Alic, our Vice President, Chairman of the Board and Director was amended. Pursuant to the amendment, Mr. Alic shall receive annual bonus compensation for calendar years 2004 and 2005, subject to discretionary approval of the Board of Directors of Advanstar, Inc. The amount of such bonus shall be based on the recommendation of the CEO of the Company and shall be in a gross amount not to exceed 100% of Mr. Alic's base salary. The terms of Mr. Alic's employment agreement shall expire on December 31, 2005.

        On October 1, 2004 we entered into an agreement with Mr. James A. Finkelstein pursuant to which Mr. Finkelstein will receive compensation for his service as a director of Advanstar, Advanstar, Inc. and Advanstar Holdings. Pursuant to the agreement, Mr. Finkelstein will receive an annual retention fee of $50,000 will be reimbursed for reasonable out of pocket expenses and will be granted options to purchase 25,000 shares of Holdings common stock as an exercise price equal to $10.00 per share. The options will vest over a four year period with 20% vesting on the agreement date and 20% vesting on each anniversary of Mr. Fenkelstein's service on the boards.

PART III

Item 10.—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the name, age and position of each of our executive officers, directors and other key employees.

Name	Age	Position
Joseph Loggia	45	Chief Executive Officer and Director
James M. Alic	62	Vice President, Chairman of the Board and Director
David W. Montgomery	47	Vice President—Finance, Chief Financial Officer and Secretary
Eric I. Lisman	47	Executive Vice President Corporate Development
Rick Treese	34	Vice President—Chief Technical Officer
Alexander S. DeBarr	44	Executive Vice President
Daniel M. Phillips	42	Executive Vice President
Scott E. Pierce	46	Executive Vice President
R. Steven Morris	53	Vice President
Annie Callanan	41	Executive Vice President
OhSang Kwon	36	Director
Douglas B. Fox	57	Director
Charles Pieper	58	Director
James Finkelstein	56	Director

Executive Officers

        Joseph Loggia has served as our Chief Executive Officer since January 1, 2004. Prior to that he served as President and Chief Operating Officer since July 2001. Since May 1998, when Advanstar acquired MAGIC, Mr. Loggia has also served as President of MAGIC. Prior to that, he had served as MAGIC's President and Chief Executive Officer from May 1997 to May 1998, President from August 1996 and Chief Operating Officer beginning in 1995. From August 1993 to August 1996, he was Chief Financial Officer of MAGIC. Prior to joining MAGIC, Mr. Loggia was a manager at the accounting firm of Coopers & Lybrand responsible for Fraud & Financial Investigations.

        James M. Alic has served as Chairman of the Board since August 2004. He previously served as our Vice Chairman and Vice President since he joined Advanstar in July 1996 to July 2004. From June 1995 to June 1996, he was Vice President and Controller of IBM Corporation, a computer hardware and software manufacturer. From September 1994 to May 1995, he was Chairman of Reed Exhibition Companies. From August 1991 to August 1994, he was President of Reed Exhibitions North America.

        David W. Montgomery has served as our Vice President-Finance and Chief Financial Officer since January 1994. From July 1989 to December 1993, he was our Director of Corporate Finance. In July 1992, he became our Secretary. From January 1981 to June 1989, he was a practicing CPA with McGladrey & Pullen in Minneapolis and St. Paul, Minnesota.

        Eric I. Lisman has served as our Executive Vice President Corporate Development since 1998. He previously served as our General Counsel from September 1998 to February 2005. From November 1997 to August 1998, he engaged in a private legal practice. From August 1996 to July 1997, he was a Senior Vice President and General Counsel of Cahners Publishing Company. From July 1993 to July 1996, he was a Vice President and General Counsel of Reed Publishing USA.

        Rick Treese has served as our Vice President and Chief Technology Officer since March of 2002, a role he moved to after two years as the CTO of Advanstar.com. Prior to Advanstar, Mr. Treese was Vice President of Technology at Goldman, Sachs & Company where he led the software development effort for the Equity Research Division.

Key Employees

        Alexander S. DeBarr has served as our Executive Vice President since June 1997 and is responsible for the Portfolio, Dental, Veterinary, and Beauty markets. From February 1995 to May 1997, he was a Group Vice President of Advanstar. Mr. DeBarr also served as a Group Publisher of Advanstar from February 1993 until January 1995.

        Daniel M. Phillips currently serves as Executive Vice President of our Powersports markets. He was previously Vice President and General Manager of Advanstar's Technology groups. Mr. Phillips joined Advanstar in 1996 as a group publisher of America's Network, Telecom Asia and Communicationes magazines, and in 1998 was promoted to Vice President and General Manager. Prior to joining Advanstar, Mr. Phillips was responsible for publications for EMAP (U.K.) in the area of telecommunications.

        Scott E. Pierce currently serves as Executive Vice President responsible for the Travel & Hospitality group. Mr. Pierce joined Advanstar in 1997 as a group publisher of the Travel & Hospitality group.

        R. Steven Morris currently serves as Vice President responsible for the Direct Marketing Products group. Mr. Morris joined Advanstar in 2004. Prior to joining Advanstar, Mr. Morris was Chief Operating Officer for Metro International Newspapers for the Americas and Asia.

        Annie Callanan currently serves as Executive Vice President responsible for the Healthcare, Science and Pharmaceutical markets. Mrs. Callanan joined Advanstar in 2004. Prior to joining Advanstar, Ms. Callanan was a Senior Vice President at CMP Media and a Vice President at Miller Freeman.

Directors

        Joseph Loggia.    See "—Executive Officers."

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

        Douglas B. Fox has served as a director and chairman of the audit committee since September 2002. Mr. Fox is a private investor and consultant. Prior to his current activities, he served as Senior Vice President of Marketing and Strategy at Compaq Computer Company from 2000 to 2001 and Senior Vice President of Marketing at International Paper Inc. from 1997 to 2000. He served as President of Landmark Communications Inc. from 1994 to 1996 and prior to that while at Newsday in New York from 1987 to 1994 he served as President and Chief Operating Officer. Mr. Fox currently serves on the Board of Directors of Bowne Inc., as well as Bowne Global Services, Young America, Inc., VitaQuest, Inc. and The Oreck Company.

        Charles Pieper has served as a Director since August 2004. Mr. Pieper joined DLJMB and CSFB's Alternative Capital Division in 2004 as an Operating Partner. Prior to joining DLJMB, he served as President and Chief Executive Officer of GE Japan, Korea, Taiwan; GE Medical Systems Asia; Yokogawa Medical Systems; GE Lighting Europe and GE Trading Co; and an Operating Partner with Clayton, Dubilier & Rice. Mr. Pieper previously served as Chairman and Acting CEO of Alliant Foodservice, Inc. and U.S. Office Products, Chairman of the Board of Fairchild Dornier Corporation, Italtel Holding S.p.A., North American Van Lines, and Vice Chairman of Dynatech.

        James Finkelstein has served as a Director since October 2004. Mr. Finkelstein has been Executive Chairman of Thompson Publishing Group since May 2004 and Chairman of Global Media Partners at Credit Suisse First Boston since January 2004. Previously, he served as media partner to DB Capital Partners and Veronis Suhler Stevenson. He is presently President of the Marquis Who's Who, LLC, and CEO of News Communication, Inc. publishers of The Hill, the publication for Congress, and Dan's Publications. From 1979 to 1998 he served as CEO of the National Law Publishing Company. Mr. Finkelstein has served on the Board of Directors of the Legal Aid Society, and New York University's Faculty of Arts and Sciences Board of Overseers, and was awarded an Honorary Doctor of Laws degree from Hofstra University.

Audit Committee Financial Expert

        Our Audit Committee is comprised of two non-management directors who are appointed by the Board of Directors: Mr. Douglas B. Fox, and Mr. OhSang Kwon. Our Board of Directors has carefully considered the definition of "audit committee financial expert" adopted by the United States Securities and Exchange Commission and has determined that Mr. Fox is an audit committee financial expert. Our Board of Directors has determined that Mr. Fox is not independent under Rule 10A-3 of the Exchange Act.

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

Name and Principal Position	Year	Salary	Bonus(1)	Other Annual Compensation(2)	Long-Term Compensation Awards Securities Underlying Options/SARs	All Other Compensation(3)
Joseph Loggia Chief Executive Officer and Director	2004 2003 2002	$625,000 500,000 500,000	$339,016 146,046 204,373	$990 — —	— 600,000 100,000	$7,860 7,140 6,775
James M. Alic Chairman of the Board(4)	2004 2003 2002	150,000 150,000 209,230	75,000 50,000 —	— — —	106,250 — —	8,632 6,427 8,426
David W. Montgomery Vice President—Finance, Chief Financial Officer and Secretary	2004 2003 2002	298,462 259,615 250,000	120,000 75,000 58,000	— — —	— — 50,000	7,388 7,015 6,504
Eric I. Lisman Executive Vice President— Corporate Development	2004 2003 2002	362,000 361,539 350,000	144,800 65,639 59,200	— — —	— — 50,000	7,597 7,379 6,773
Rick Treese Vice President—Chief Techical Officer	2004 2003 2002	239,731 232,692 221,923	84,000 38,165 46,000	— — —	— — 35,000	6,638 6,559 6,049

(1)
Bonuses are reported in the year earned, even though they were actually paid in the subsequent year.

(2)
Includes the fair market value of perquisites and personal benefits provided for by our company.

(3)
Includes value of group term life insurance premiums paid for by our company for the benefit of the officer.

(4)
See "—Employment Agreements and Arrangements" for a discussion of Mr. Alic's amended employment agreement.

Option Grants in Last Fiscal Year

        The following table sets forth each grant of stock options made by Advanstar (consisting of options to purchase stock of Holdings) during the year ended December 31, 2004 pursuant to the 2000 Management Incentive Plan described below to each of the named executive officers. We have not granted any stock appreciation rights.

Option Grants in Last Fiscal Year

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
		% of Total Options Granted to Employees in Fiscal Year
	Number of Securities Underlying Options Granted
Name			Exercise Price ($/share)	Expiration Date
					5%($)	10%($)
James M. Alic	106,250	41.5%	$10.00	2014	$668,201	$1,693,351

Option Exercises and Holdings

        The following table sets forth, for each of the officers named in the Summary Compensation Table, certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2004. None of the unexercised options were "in the money" at December 31, 2004 based on a good faith estimate of the fair market value of the stock price.

Aggregated Option Exercises in 2004 and December 31, 2004 Option Values

			Number of Securities Underlying Unexercised Options at Fiscal Year End
	Number of Shares Acquired on Exercise				Value of Unexercised In-the-Money Options at Fiscal Year End
Name		Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
James M. Alic	—	—	138,610	136,390	—	—
Joseph Loggia	—	—	461,250	638,750	—	—
David W. Montgomery	—	—	140,625	109,375	—	—
Eric I. Lisman	—	—	96,875	103,125	—	—
Rick Treese	—	—	9,844	25,156	—	—

        The following table sets forth, the shares issued and issuable and exercise price for our equity compensation plan as of December 31, 2004.

Equity Compensation Plan Information

	Number of Shares To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Securities)
Equity compensation plan approved by security holders	3,825,000	$10.00	222,789

        We do not have any equity compensation plans that were not approved by shareholders.

Stock Option and Incentive Plans

2000 Management Incentive Plan

        The 2000 Management Incentive Plan was adopted by the board of Advanstar Holdings ("Holdings") on October 11, 2000 and amended by the board of Holdings as of September 17, 2002 and December 10, 2002. The following description of the plan is intended to be a summary and does not describe all provisions of the plan.

        Purpose of the Plan.    The purpose of the plan is to attract and retain the best available key employees, non-employee directors and consultants for Holdings and its subsidiaries and affiliates and to encourage the highest level of performance by those individuals, thereby enhancing Holdings' value for the benefit of its stockholders. The plan is also intended to motivate such individuals by means of performance-related incentives to achieve longer-range performance goals and enable such individuals to participate in the long-term growth and financial success of Holdings.

        Administration of the Plan.    The plan will be administered by the compensation committee or the board as a whole, if no committee is constituted. The compensation committee has the power, in its discretion, to select the participants who will participate in the plan, to grant awards under the plan, to determine the terms of these awards, to interpret the provisions of the plan and to take any action that it deems necessary or advisable for the administration of the plan.

        Eligibility and Participation.    Eligibility to participate in the plan is limited to key employees of Holdings, its subsidiaries and affiliates. Participation in the plan is at the discretion of the compensation committee and will be based upon the individual's present and potential contributions to Holdings' success and such other factors as the compensation committee deems relevant. No individual may be granted in any calendar year awards covering more than 900,000 shares of Holdings common stock.

        Type of Awards Under the Plan.    The plan provides that the compensation committee may grant non-statutory stock options to eligible participants subject to such terms, conditions and provisions as the compensation committee may determine to be necessary or desirable.

        Number of Authorized Shares.    Holdings has authorized a maximum of 4,047,789 shares of its common stock for participants under the plan during the term of the plan, of which 3,825,000 have been granted and remain outstanding as of December 31, 2004. In addition, the number of shares available will be increased to the extent that shares are not purchased on a leveraged basis under Holdings' Direct Investment Program. The compensation committee may adjust the number and class of shares available under the plan to prevent dilution or enlargement of rights in the event of various changes in Holdings' capitalization.

        Put and Call Rights.    Holdings has certain rights to repurchase, or "call," shares purchased pursuant to the plan if a plan participant is terminated by Holdings or one of its subsidiaries for cause or without cause, or if the participant terminates employment for good reason, without good reason, or due to death, disability or "qualified retirement." A plan participant has the right to sell, or "put," shares purchased pursuant to the plan to Holdings if a participant's employment is terminated due to disability, "qualified retirement" or death. "Qualified retirement" means retirement at age 62 or with board approval.

        Change in Control.    If there is a change in control of Holdings, all unvested time-vesting options granted pursuant to the plan will vest and become immediately exercisable and, if the change in control constitutes a liquidity event (as defined in the award agreements), all performance vesting options will vest. A change in control generally means the acquisition by any person or group of persons, other than an affiliate or affiliates of the DLJ Merchant Banking funds, of more than 51% of the outstanding voting securities of Holdings or a sale of all or substantially all of Holdings' assets.

        Amendment and Termination.    Holdings' board may amend, alter, suspend, discontinue or terminate the plan at any time, provided that no such amendment, alteration, suspension, discontinuation or termination will be made without stockholder approval if such approval is necessary to qualify for or comply with any tax or regulatory status or requirement with which the board deems it necessary or desirable to qualify or comply.

Direct Investment Plan

        The Direct Investment Plan was adopted by the board of Holdings on October 11, 2000 to promote the interests of Holdings and its stockholders by retaining exceptional executive personnel and aligning the interests of such employees with those of Holdings' equity investors. Upon the closing of the DLJ Acquisition, 1,100,000 million shares of common stock of Holdings were purchased by executives of the Company pursuant to the plan, and participation in the plan was closed at that level as of December 31, 2000. Pursuant to the plan, one-half of the shares were purchased through non-recourse loans granted by Holdings. The principal and accrued interest on the non-recourse loans were settled in full in 2004.

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

401(k) Plan

        Advanstar, Inc. has an Employees' 401(k) Plan and Trust. All current and future employees who have completed one year of service with Advanstar, Inc. or any other domestic subsidiary of Advanstar, Inc. and are at least 21 years-of-age are eligible to participate in the 401(k) Plan. Participants in the 401(k) Plan may not contribute more than the lesser of a specified statutory amount or 100% of his or her pre-tax total compensation. Advanstar, Inc. is required to make a matching contribution to the 401(k) Plan, which vests in equal installments over five years, in accordance with the following schedule:

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

Employment Agreements and Arrangements

        Mr. Loggia entered into an employment agreement with us dated as of November 21, 2003. Pursuant to the agreement, Mr. Loggia continued to act as our president and chief operating officer through December 31, 2003, following which time he succeeded to the position of Chief Executive Officer for an initial employment term of three years, followed by successive three year employment terms unless terminated by either party in accordance with this agreement. Mr. Loggia is entitled to an annual base salary of $625,000 and an annual bonus based on our EBITDA for any year, up to a maximum bonus in any one year of 100% of base salary. The agreement provides for indemnification to the maximum extent permitted by law. If Mr. Loggia is terminated by us without "cause" or terminates his employment for "good reason," each as defined in the employment agreement, he will be entitled to his bonus for that portion of the fiscal year before he was terminated and the continuation of his base salary for a period of two years following his termination. Mr. Loggia also has entered into a new non-compete and confidentiality agreement with us. The non-compete period is one year, during which time Mr. Loggia will continue to receive his base salary unless he was terminated for cause or as a result of his death or disability. Any base salary paid to Mr. Loggia under his non-compete and confidentiality agreement will offset any severance payments to which Mr. Loggia may become entitled under his new employment agreement.

        Mr. Alic entered into an employment agreement with us, which was amended effective March 1, 2002 and September 15, 2004. The amended agreement provides for a fixed term through December 31, 2005, and continuation thereafter until terminated by either party. Pursuant to the amended agreement, Mr. Alic will serve as our Vice Chairman and will be entitled to an annual base salary of $150,000 and up to a maximum bonus in 2004 and 2005 of 100% of his base salary. The amended agreement does not provide for a bonus payment or severance upon termination. The agreement provides for indemnification of the executive to the extent permissible under New York law. Mr. Alic also entered into a non-competition and confidentiality agreement with us. The non-compete period is one year after termination of employment unless employment is terminated by us without cause or by the executive for good reason, in which case the non-competition period is six months. During the non-compete period, Mr. Alic may not hire any employee or solicit any trade show or publishing business from a third party that has a relationship or contract with us.

        We currently have a severance arrangement with David W. Montgomery, our Vice President-Finance, Chief Financial Officer and Secretary. In the event that Mr. Montgomery's employment is involuntarily terminated for any reason other than for cause, the arrangement provides that Mr. Montgomery will receive a termination payment equal to six months of salary.

        We currently has a severance arrangement with Eric I. Lisman, our Executive Vice President Corporate Development. In the event that Mr. Lisman's employment is terminated for any reason other than for cause or if Mr. Lisman's principal office location is relocated outside the greater Boston area, the arrangement provides that Mr. Lisman will receive twelve months of severance based on his then current salary, his target bonus and health benefits.

        We do not have employment agreements with our other named executive officers.

Director Compensation

Standard Arrangements

        We currently have no standard arrangements pursuant to which our directors would be compensated for their services as a director.

Other Arrangements

        On October 1, 2004, Mr. James Finkelstein was appointed as a member of the board of directors. Mr. Finkelstein receives an annual retention fee of $50,000. He also was granted options to purchase 25,000 shares of the common stock of Holdings at an exercise price of $10.00 per share, pursuant to Holdings' 2000 Management Incentive Plan. These options will vest over a four-year period, with 20% vesting upon the grant date and an additional 20% vesting on each anniversary of the grant.

        On September 17, 2002, Mr. Douglas B. Fox was appointed as a member of the board of directors. Mr. Fox receives an annual retention fee of $20,000 and, through Renaissance Brands, LLC, a company wholly owned by Mr. Fox, a separate annual advisory fee of $30,000, both payable in equal quarterly installments. Mr. Fox is also reimbursed for all reasonable out-of-pocket expenses incurred in connection with his service as a director of the Company.

        As of the date of his appointment, Mr. Fox was granted options to purchase 25,000 shares of the common stock of Holdings at an exercise price of $10.00 per share, pursuant to Holdings' 2000 Management Incentive Plan. These options will vest over a four-year period, with 20% vesting upon the grant date and an additional 20% vesting on each anniversary of the grant. Mr. Fox was also granted the right, expiring December 31, 2002, to purchase up to 50,000 shares of the common stock of Holdings at a price of $10.00 per share, which he did not exercise.

Compensation Committee Interlocks and Insider Participation

        During the periods up to and including 2004, we did not have a compensation committee. During the fiscal year ended December 31, 2004, Messrs. Loggia and Montgomery participated in deliberations of our board of directors concerning executive officer compensation.

Item 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        All of our common stock is owned by our parent company, Advanstar Holdings. The following table sets forth information with respect to the beneficial ownership of Holdings' common stock as of March 29, 2005 by (a) any person or group who beneficially owns more than five percent of Holdings common stock, (b) each of our directors and executive officers and (c) all directors and officers as a group.

        In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes shares issuable pursuant to warrants that are exercisable within 60 days of March 29, 2005. Shares issuable pursuant to warrants are deemed outstanding in computing the percentage held by the person holding the warrants but are not deemed outstanding in computing the percentage held by any other person.

Name of Beneficial Owner:	Number of shares of Common Stock beneficially owned	Percentage of Outstanding Common Stock
DLJ Merchant Banking Partners III, L.P. and related investors	35,966,117(1)	97.2%
Joseph Loggia	467,500(2)	1.3%
James M. Alic	316,288(3)	*
David W. Montgomery	143,750(4)	*
Eric I. Lisman	103,125(5)	*
Douglas B. Fox	15,000(6)	*
Rick Treese	13,125(7)	*
James Finkelstein	5,000(8)	*
OhSang Kwon(9) DLJ Merchant Banking Inc. Eleven Madison Avenue New York, New York 10010	—	—
Charles Pieper(9) DLJ Merchant Banking Inc. Eleven Madison Avenue New York, New York 10010	—	—
All directors and officers as a group (9 persons)	1,063,788	2.7%

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

(2)
Consists of 467,500 shares issuable pursuant to stock options exercisable within 60 days.

(3)
Consists of 108,516 shares, warrants to purchase 34,787 shares and 172,985 shares issuable pursuant to stock options exercisable within 60 days.

(4)
Consists of 143,750 shares issuable pursuant to stock options exercisable within 60 days.

(5)
Consists of 103,125 shares issuable pursuant to stock options exercisable within 60 days.

(6)
Consists of 15,000 shares issuable pursuant to stock options exercisable within 60 days.

(7)
Consists of 13,125 shares issuable pursuant to stock options exercisable within 60 days.

(8)
Consists of 5,000 shares issuable pursuant to stock options exercisable within 60 days.

(9)
Messrs. Kwon and Pieper are officers of DLJ Merchant Banking, Inc., an affiliate of the DLJ Merchant Banking funds and the DLJ Investment Partners funds. Shares shown for Messrs. Kwon and Pieper exclude shares shown as held by the DLJ Merchant Banking funds and the DLJ Investment Partners funds, as to which they disclaim beneficial ownership.

        Advanstar has no securities authorized for issuance under equity compensation plans; all equity issued as compensation consists of equity of Holdings.

Item 13.—CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Financial Advisory Fees and Agreements

        Our parent company, Advanstar Holdings, was acquired by the DLJ Merchant Banking Partners III L.P. and related funds in October 2000 ("the Acquisition").

        Credit Suisse First Boston, an affiliate of the DLJ Merchant Banking funds, has and will receive customary fees and reimbursement of expenses in connection with the arrangement and syndication of the credit facility and as a lender thereunder. Credit Suisse First Boston LLC, an affiliate of the DLJ Merchant Banking funds, acts as our financial advisor and acted as our financial advisor in connection with the Thomson acquisition, was one of the initial purchasers of the second priority senior secured notes issued in August and September of 2003 and was an initial purchaser of our senior subordinated notes and the parent company discount notes. We paid fees for these services of $0.2 million in 2002 and $10.4 million in 2003, plus out-of-pocket expenses. No fees were paid in 2004 related to financings.

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

        In connection with the Acquisition, Advanstar Hodlings agreed to pay Credit Suisse First Boston Corporation an annual advisory fee of $0.5 million, beginning October 11, 2000 when the acquisition of Advanstar by DLJ Merchant Banking Partners III, L.P. and related funds occurred ("The Acquisition") until the earlier to occur of:

  (1)
  an initial public offering of Holdings;

  (2)
  the date when the DLJ Merchant Banking funds own less than 16 2/3% of the shares of Holdings' common stock held by them on the closing date of the Acquisition; and

  (3)
  October 11, 2005.

        Subsequently, Credit Suisse First Boston, LLC has assigned its rights under this agreement to DLJ Merchant Banking Funds.

        Holdings is a holding company and has no direct material operations or source of cash to pay this obligation other than by distributions from its subsidiaries, including from Advanstar Communications Inc.

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

Stockholders' Agreement

        Holdings, the DLJ Merchant Banking funds, the DLJ Investment Partners funds and the other stockholders of Holdings (collectively, including Mr. Alic, the "Holdings Stockholders") entered into a stockholders' agreement at the closing of the Acquisition. The stockholders' agreement provides that any person acquiring shares of common stock of Holdings who is required by the stockholders' agreement or by any other agreement or plan of Holdings to become a party to the stockholders' agreement will execute an agreement to be bound by the stockholders' agreement.

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

        The stockholders' agreement also provides that the DLJ Merchant Banking funds have the right to select three of the six members of the board of directors of Holdings, the DLJ Investment Partners funds will have the right to select one member so long as they maintain ownership of at least 50% of their initial equity ownership. In addition, the DLJ Merchant Banking funds are permitted to expand Holdings' board and select all of the additional directors. Messrs. Alic, Kwon and Pieper are the directors selected by the DLJ Merchant Banking funds. As of December 31, 2004, DLJ Investment Partners no longer owns Advanstar's senior discount notes, so they can no longer select a member of the board.

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

Loan Agreemment with Chairman of the Board

        See "Item 11—Exectuive Compensation—Direct Investment Plan."

PART IV

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accounting Fees and Services

        The Audit Committee engaged PricewaterhouseCoopers LLP ("PwC") to perform an annual audit of Advanstar's financial statements in 2003 and 2004. The following table presents information concerning fees paid to PwC in each of those years.

	2003	2004
Audit fees(1)	$642,300	$532,404
Audit-related fees(2)	19,000	19,856
Tax fees(3)	299,000	452,980
All other fees	—	—

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

Pre-approval Policies and Procedures

        The Audit Committee has adopted policies and procedures for pre-approving all work performed by PricewaterhouseCoopers LLP. Specifically, the policies and procedures prohibit PricewaterhouseCoopers LLP from performing any services for Advanstar or its subsidiaries without the prior specific approval of the audit committee, except that the audit committee pre-approved the use of PricewaterhouseCoopers LLC for the following service categories of non-audit service for 2004: audit related services in aggregate not to exceed $120,000; U.S. tax planning and compliance in aggregate not to exceed $285,000; other tax services in aggregate not to exceed $140,000; other non-audit services in aggregate not to exceed $50,000. Services in excess of these limits must have prior specific approval by the audit committee.

        All services provided by PricewaterhouseCoopers LLC in 2004 were pre-approved by the audit committee pursuant to the approval policies described above. None of such services were approved pursuant to the procedures described in Rule 2-01(c)(7)(i)(C) of Regulation S-X, which waives the general requirement for pre-approval in certain circumstances.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.    Documents Filed as Part of this Report:

1.     Financial Statements:

2.     Financial Statement Schedules:

        The following schedules are included in this Annual Report on the page indicated:

Page
Schedule I—Condensed Financial Information of Advanstar, Inc. (Parent Company)	II-1
Schedule II—Valuation and Qualifying Accounts	II-2

All other schedules have been omitted because they are not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of Advanstar, Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Advanstar, Inc., a wholly owned subsidiary of Advanstar Holdings Corporation, and its Subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 11, 2005

Advanstar, Inc.
Consolidated Balance Sheets
December 31, 2004 and 2003

	2004	2003
	(in thousands of dollars, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$41,328	$29,721
Accounts receivable, net of allowance of $798 and $842 at December 31, 2004 and 2003	27,289	34,064
Prepaid expenses	8,839	7,980
Other	2,476	2,021
Current assets of discontinued operations	—	3,316

Total current assets	79,932	77,102

Due from parent	256	166
Property, plant and equipment, net	25,153	24,406
Intangible and other assets
Goodwill	707,756	699,221
Intangibles and other, net	101,813	142,391

Total intangible and other assets, net	809,569	841,612
Non-current assets of discontinued operations	—	45,887

	$914,910	$989,173

Liabilities and Stockholder's Equity
Current liabilities
Current maturities of long-term debt	$1,300	$3,700
Accounts payable	14,067	22,071
Accrued compensation	8,695	7,011
Other accrued expenses	34,103	35,866
Deferred revenue	52,397	56,553
Current liabilities of discontinued operations	—	4,947

Total current liabilities	110,562	130,148

Long-term debt, net of current maturities	752,019	740,371
Deferred income taxes	18,250	4,586
Other long-term liabilities	4,277	10,957
Minority interests	3,579	3,516
Long term liabilities of discontinued operations	—	8,977
Commitments and contingencies (Notes 11 and 13)	—	—
Stockholder's equity
Common stock, $.01 par value, 10,000 shares authorized; 100 shares issued and outstanding at December 31, 2004 and 2003	—	—
Capital in excess of par value	370,424	370,424
Accumulated deficit	(350,446)	(283,319)
Accumulated other comprehensive income	6,245	3,513

Total stockholder's equity	26,223	90,618

	$914,910	$989,173

        The accompanying notes are an integral part of these consolidated financial statements.

Advanstar, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands of dollars)
Revenue	$380,471	$308,962	$291,836
Operating expenses
Cost of production (excluding depreciation)	76,791	62,895	57,638
Selling, editorial and circulation (excluding depreciation)	163,598	128,783	119,587
General and administrative (excluding depreciation)	45,817	35,310	35,276
Restructuring charge	(4,015)	2,692	—
Amortization of intangibles	41,575	47,120	58,310
Depreciation	8,595	10,601	12,561

Total operating expenses	332,361	287,401	283,372

Operating income	48,110	21,561	8,464
Other income (expense)
Interest expense, net	(91,353)	(75,924)	(66,379)
Write-off of deferred financing costs	—	(11,324)	—
Other income (expense), net	375	140	2,858

Loss from continuing operations before income taxes, minority interests and cumulative effect of accounting change	(42,868)	(65,547)	(55,057)
Income tax provision (benefit)	13,954	4,283	(4,064)
Minority interests	(562)	(403)	(176)

Loss from continuing operations before cumulative effect of accounting change	(57,384)	(70,233)	(51,169)
(Loss) income from operations of discontinued business (including a goodwill impairment charge of $15,570 net of minority interest of $5,072 for the year ended December 31, 2004) (Note 5)	(9,743)	89	(93)

Loss before cumulative effect of accounting change	(67,127)	(70,144)	(51,262)
Cumulative effect of accounting change, net of tax and minority interest	—	—	(66,817)

Net loss	$(67,127)	$(70,144)	$(118,079)

        The accompanying notes are an integral part of these consolidated financial statements.

Advanstar, Inc.
Consolidated Statements of Stockholder's Equity
Years Ended December 31, 2004, 2003 and 2002

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount				Total
	(in thousands of dollars)
Balances at December 31, 2001	100	$—	$310,424	$(95,096)	$(5,992)	$209,336
Comprehensive loss
Net loss	—	—	—	(118,079)	—
Translation adjustment	—	—	—	—	(2,920)
Change in unrealized loss on derivative financial instruments	—	—	—	—	(166)
Total comprehensive loss	—	—	—	—	—	(121,165)

Balances at December 31, 2002	100	—	310,424	(213,175)	(9,078)	88,171
Comprehensive loss
Net loss	—	—	—	(70,144)	—
Translation adjustment	—	—	—	—	8,283
Change in unrealized loss on derivative financial instruments	—	—	—	—	4,308
Total comprehensive loss	—	—	—	—	—	(57,553)
Contribution of capital from parent	—	—	60,000	—	—	60,000

Balances at December 31, 2003	100	—	370,424	(283,319)	3,513	90,618
Comprehensive loss
Net loss	—	—	—	(67,127)	—	—
Translation adjustment	—	—	—	—	2,587	—
Change in unrealized loss on derivative financial instruments	—	—	—	—	145	—
Total comprehensive loss	—	—	—	—	—	(64,395)

Balances at December 31, 2004	100	$—	$370,424	$(350,446)	$6,245	$26,223

        The accompanying notes are an integral part of these consolidated financial statements.

Advanstar, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands of dollars)
Cash flows from operating activities
Net loss	$(67,127)	$(70,144)	$(118,079)
Adjustments to reconcile net loss to net cash provided by operating activities
Cumulative effect of accounting change—transitional
goodwill impairment	—	—	66,817
Write-off of deferred financing costs	—	11,324	—
Restructuring charge	(4,015)	—	—
Impairment of goodwill	15,570	—	—
Depreciation and amortization	50,433	59,180	72,980
(Gain) on derivative financial instruments	(1,391)	(772)	(1,236)
Undistributed earnings of minority interest holders	562	627	474
Noncash interest expense	24,489	21,386	18,001
(Gain) loss on disposition of business and other	(1,006)	661	95
Provision for bad debts	874	589	1,667
Deferred income taxes	11,260	6,990	(4,292)
Changes in operating assets and liabilities
Accounts receivable	6,060	(407)	(1,729)
Inventories	(708)	188	269
Prepaid expenses	(506)	891	2,054
Accounts payable and accrued expenses	(10,776)	16,216	(11,174)
Deferred revenue	(6,902)	1,394	(3,044)
Other	1,733	(1,598)	1,898

Net cash provided by operating activities	18,550	46,525	24,701

Cash flows from investing activities
Additions to property, plant and equipment	(9,576)	(7,930)	(7,449)
Acquisition of publications and trade shows, net of cash acquired	(7,915)	(137,728)	(23,972)
Proceeds from sale of assets	24,418	—	—
Acquisitions of intangibles, contingent payments, and other	(1,931)	3	33

Net cash provided by (used in) investing activities	4,996	(145,655)	(31,388)

Cash flows from financing activities
Proceeds from revolving credit loan	(14,000)	(50,100)	11,100
Payments on revolving credit loan	6,000	21,000	(8,000)
Proceeds from long-term debt	—	431,050	—
Payments of long-term debt	(3,700)	(333,525)	(16,200)
Capital contributions from parent and other	—	60,000	—
Deferred financing costs	(315)	(16,962)	(2,047)
Dividends paid to minority interest holders	(500)	(1,227)	(503)

Net cash (used in) provided by financing activities	(12,515)	110,236	(15,650)

Effect of exchange rate changes on cash	576	(407)	(3,438)

Net increase (decrease) in cash and cash equivalents	11,607	10,699	(25,775)
Cash and cash equivalents
Beginning of year	29,721	19,022	44,797

End of year	$41,328	$29,721	$19,022

        The accompanying notes are an integral part of these consolidated financial statements.

Advanstar, Inc.
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

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

        The Company operates and manages trade shows and conferences; publishes controlled and paid circulation trade and professional and consumer periodicals; and markets a broad range of marketing, direct mail and database products and services.

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

  Property, Plant and Equipment

        Property, plant and equipment consisted of the following at December 31:

	2004	2003
	(in thousands of dollars)
Land and improvements	$2,514	$2,495
Buildings	6,310	5,327
Furniture, machinery and equipment	45,749	41,113
Leasehold improvements	6,502	5,390

	61,075	54,325
Accumulated depreciation	(35,922)	(29,919)

Property, plant and equipment, net	$25,153	$24,406

        Property, plant and equipment is stated at its original cost and is depreciated on a straight-line basis over the following estimated useful lives:

Land improvements	10-15 years
Buildings	20-40 years
Furniture, machinery and equipment	3-10 years
Leasehold improvements	Shorter of useful life or original lease term

        Maintenance and repairs are charged to expense as incurred. Major betterments and improvements, which extend the useful life of the item, are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to operations.

  Intangible and Other Assets

        Trade exhibitor and advertiser lists are amortized on a double-declining balance method over six years and five years, respectively. Subscriber lists and other intangible assets are amortized on a straight-line basis over three to ten years. Trademarks and trade names are amortized on a straight-line basis over twenty years.

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

        The Company evaluates goodwill for impairment annually using a two-step test based upon a fair value approach. The first step is used to identify a potential impairment, while the second step calculates the amount of impairment, if any. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

  Accrued Expenses

        Accrued expenses consisted of the following at December 31:

	2004	2003
	(in thousands of dollars)
Interest	$13,084	$12,958
Deposits and customer advances	12,627	11,261
Benefits and severance	2,326	2,882
Taxes	4,403	4,543
Derivative instruments	—	1,535
Other	1,663	2,687

	$34,103	$35,866

  Revenue Recognition

        Trade show and conference revenue is recognized in the accounting period in which the event is conducted. Subscription revenue is recognized on a pro rata basis as publications are issued to fulfill the subscription obligations. Advertising revenue is recognized when the publication with the respective advertisement is issued. Custom project contract revenue with both conference and print elements are deferred and not recognized until all elements are delivered. Deferred revenue is recorded when cash is received in advance of when a trade show event is held or the publication is issued. Customer advances are recorded when cash is received in anticipation of future advertising unrelated to a specific publication issue.

        Deferred revenue consisted of the following at December 31:

	2004	2003
	(in thousands of dollars)
Deferred trade show and conference revenue	$42,088	$45,301
Deferred advertising and subscription revenue	10,268	11,169
Deferred Internet advertising and other revenue	41	83

Total deferred revenue	$52,397	$56,553

  Foreign Currency Translation

        The Company accounts for translation adjustments related to its investments in foreign entities in accordance with SFAS No. 52, Foreign Currency Translation. Local currencies are considered the functional currencies outside of the U.S. Generally, income and expense items are translated at average rates of exchange prevailing during the year. For operations in local currency environments, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of stockholder's equity.

  Financial Derivative Instruments

        The Company accounts for derivative instruments on the balance sheet at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Changes in the fair value of derivative financial instruments must be recognized currently in earnings unless specific hedge accounting criteria are met. For those instruments which meet the hedging criteria, gains and losses will be recognized in other comprehensive income rather than in earnings.

  Stock-Based Compensation

        As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock options and awards to employees under the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

        If the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123, net loss would have been increased to the unaudited pro forma amounts indicated in the table below for the years ended December 31:

	2004	2003	2002
	(in thousands of dollars—unaudited)
Net loss—as reported	$(67,127)	$(70,144)	$(118,079)
Less: Pro forma stock-based employee compensation cost	(2,550)	(2,400)	(2,133)

Net loss—pro forma	$(69,677)	$(72,544)	$(120,212)

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

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 R, "Share-Based Payment" which revises SFAS 123 and supersedes APB 25. This statement establishes standards relating to accounting for transactions in which equity instruments are exchanged for goods or services. Under this statement, the Company must measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the date of grant. This cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period). The Company is required to adopt the provisions of this standard effective January 1, 2006. The Company is currently evaluating the impact of this standard. The adoption of this standard will result in an increase in compensation expense and an increase to net loss.

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

        On July 1, 2003 and 2004, the Company engaged an appraiser to assist in completing its annual goodwill impairment test of each of its three reporting units. Based on this valuation, which utilized a discounted cash flow method, there was no impairment of goodwill indicated.

        The changes in the carrying amount of goodwill for the year ended December 31, by operating segment, are as follows:

	Trade Shows and Conferences	Trade Publications	Direct Marketing Products and Other	Totals
	(in thousands of dollars)
Balances at December 31, 2002	$456,940	$133,725	$30,840	$621,505
Goodwill acquired or finally allocated during the period	(1,017)	75,685	—	74,668
Goodwill allocated to business disposition	(787)	(639)	—	(1,426)
Foreign currency translation	2,773	1,672	29	4,474

Balances at December 31, 2003	457,909	210,443	30,869	699,221
Goodwill acquired or finally allocated during the period	247	6,272	—	6,519
Goodwill allocated to business disposition	—	(900)	—	(900)
Foreign currency translation	2,274	640	2	2,916

Balances at December 31, 2004	$460,430	$216,455	$30,871	$707,756

        Intangible and other assets consist of the following at December 31:

	2004	2003
Trade exhibitor lists	$155,721	$155,043
Advertiser lists	60,943	62,303
Subscriber lists	29,145	28,577
Trade names and trademarks	17,996	18,008
Other intangible assets	24,405	21,323
Deferred financing costs	23,379	23,063

	311,589	308,317
Accumulated amortization	(209,776)	(165,926)

Total intangible and other assets, net	$101,813	$142,391

        The allocated fair value of intangible assets acquired during 2004 and 2003 was as follows:

	2004	2003
	(in thousands of dollars)
Trade exhibitor lists	$—	$—
Advertiser lists	—	24,419
Subscriber lists	789	5,091
Trade names and trademarks	97	17,948
Other intangible assets	1,566	14,752

	$2,452	$62,210

        Estimated amortization expense of intangible assets for the next five years is as follows:

(in thousands of dollars)
2005	$37,753
2006	27,295
2007	11,533
2008	8,037
2009	3,912

4.     Restructuring Activity

        The Company integrated many of the sales, marketing, technology and operating functions of its wholly owned subsidiary Advanstar.com, Inc. ("Advanstar.com") with Communications and its core activities in publishing, trade shows and direct marketing products. These restructuring activities were completed by the end of 2001, except for facility lease costs, which continue through June 2010, including leasehold improvements from the facility Advanstar.com vacated. At December 31 2003, there was a $6.2 million accrual for remaining facility closure costs, of which $0.6 million is included in accrued liabilities and approximately $5.6 million is included in other long-term liabilities in the accompanying consolidated balance sheet. The facility lease obligation was settled in May 2004 for less than amounts owed under the lease. An $4.0 million favorable settlement (net of fees and related expenses) of the lease obligation was recognized as an offset to operating expenses in 2004. No liability existed as of December 31, 2004 relating to this restructuring.

        In September 2003, the Company consolidated its midtown New York leased office space from two floors to one. These actions resulted in a third quarter charge of approximately $2.1 million. In December 2003, the Company consolidated its Chester, U.K. leased office space, resulting in a fourth quarter charge of approximately $0.6 million. These charges included the present value of future facility rental payments, net of sublease income, of $2.3 million and other relocation costs and expenses of $0.4 million. The Company will continue to pay facility lease costs, net of sublease income, associated with the previously used facilities through August 2015. The balance of the accrual for these costs at December 31, 2004, and 2003 is $1.8 million and $2.4 million which principally represents remaining facility lease costs, of which $0.5 million is included in accrued liabilities at December 31, 2004 and 2003, and $1.3 million and $1.9 million is included in other long-term liabilities at December 31, 2004 and 2003 in the accompanying consolidated balance sheet.

5.     Acquisitions and Divestitures

  Acquisitions

        All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of the acquisitions. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. Results of operations for these acquisitions have been included in the accompanying consolidated financial statements since their respective dates of acquisition. Any divestiture where the Company has significant continuing involvement are included in continuing operations in accordance with Emerging Issues Task Force (EITF) Issue No. 03-13.

        On January 9, 2002, the Company acquired AIIM International Exposition and Conference for approximately $11.9 million in cash.

        On October 3, 2002, the Company acquired HT—the Magazine for Healthcare Travel Professionals for approximately $11.1 million in cash.

        During 2002, the Company completed two other acquisitions of publishing properties with a cumulative purchase price of $1.0 million in cash.

        During 2003, the Company acquired intangible assets, primarily customer relationships, for $0.7 million in cash. The Company also paid an additional $0.5 million contingent purchase price related to its 2002 acquisition of HT—the Magazine for Healthcare Travel Professionals.

        On October 1, 2003, the Company purchased a portfolio of healthcare industry magazines and related custom service projects from the Thomson Corporation and its subsidiaries ("Thomson") for $150.7 million, including $136.5 million in cash (including related fees and expenses) and $14.1 million of liabilities assumed.

        The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the Thomson acquisition at October 1, 2003:

(in thousands of dollars)
Current assets	$12,878
Property, plant and equipment	1,233
Intangible assets
Advertiser lists	23,842
Subscriber lists	5,091
Trade names and trademarks	17,948
Noncompetition agreement	13,591
Other intangible assets	957
Goodwill	75,110

Total assets acquired	150,650

Current liabilities	14,111

Total liabilities assumed	14,111

Net assets acquired	$136,539

        The $61.4 million of intangible assets related to Thomson have a weighted average useful life of approximately nine years. All goodwill acquired is expected to be deductible for tax purposes.

        Current liabilities of $14.1 million were assumed, including approximately $1.0 million of severance costs pursuant to the Company's plan to sever certain employees of Thomson. All affected employees were severed as of December 31, 2003. The remaining balance of accrued severance at December 31, 2004 and 2003, was $0.1 million and $1.0 million, respectively. All remaining severance liability, as of December 31, 2004, will be paid in 2005.

        On March 8, 2004, the Company purchased a portfolio of pharmaceutical industry conferences and magazines from the Institute of Validation Technology, Inc. ("IVT") for $7.9 million in cash. In addition, the Company will pay additional contingent cash consideration to the former shareholders based on 2004 and 2005 operating results of the acquired assets and their continued employment with the Company. As of December 31, 2004, the Company has accrued $1.5 million based upon 2004 operating results, of which $1.0 million is included in other accrued liabilities and $0.5 million is included in other long-term liabilities in the accompanying consolidated balance sheet at December 31, 2004.

        The following are the Company's unaudited pro forma operating results as if the Thomson acquisition had taken place at January 1, 2002. The unaudited pro forma operating results related to all other acquisitions discussed above were immaterial.

	2003	2002
	(in thousands of dollars—unaudited)
Revenue	$372,361	$379,338
Loss from continuing operations before cumulative effect of accounting change	(85,990)	(59,916)
Net loss	(83,497)	(126,826)

        The unaudited pro forma operating results do not purport to represent what the Company's results of operations actually would have been if the acquisition had occurred as of the date indicated or what such results will be for any future periods.

  Divestitures

        The results of the following divestitures have been reported in discontinued operations in the consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002. In addition, the assets and liabilities related to these divestitures are reported in discontinued operations in the consolidated balance sheet at December 31, 2003. Any divestiture where the Company has continued involvement are included in continuing operations in accordance with Emerging Issues Task Force (EITF) regarding Issue No. 03-13.

  Art Group

        On March 12, 2004, the Company completed the sale of its art industry trade shows and magazines (the "Art Group") for a total selling price of $19.6 million in cash. The portfolio included three trade shows and two publications. The Company recorded a gain on the sale of $1.0 million plus a tax benefit of $2.4 million.

        Revenues of the Art Group, included in discontinued operations in the consolidated statements of operations, for the period from January 1, 2004 to March 12, 2004, and for the years ended December 31, 2003 and 2002, were $8.5 million, $10.9 million and $9.6 million, respectively.

  SeCA

        On August 5, 2004, the Company completed the sale, for a total selling price of $3.1 million in cash, of its 65% ownership in its French joint venture ("SeCA"), which consisted of one trade show. In connection with the sale, the Company recorded a goodwill impairment charge of $9.4 million, net of minority interest, in the second quarter of 2004. The amount of the impairment charge was determined based upon the excess of the carrying value of the Company's interest in SeCA over the selling price, less the costs incurred by the Company to sell SeCA. This charge is reported separately as a component of discontinued operations for the year ended December 31, 2004.

        Revenues of SeCA, included in discontinued operations in the consolidated statements of operations, for the period from January 1, 2004 to August 5, 2004 and for the years ended December 31, 2003 and 2002 were $2.9 million, $4.1 million and $5.7 million, respectively.

  DMS

        On September 8, 2004, the Company sold its German trade show business ("DMS") for $1.7 million in cash. In connection with the sale, the Company recorded a goodwill impairment charge of $6.2 million in the third quarter of 2004. The amount of the impairment charge was determined based upon the excess of the carrying value of DMS over the selling price, less the costs incurred by the Company to sell DMS. This charge is reported as a component of discontinued operations for the year ended December 31, 2004.

        Revenues of DMS, included in discontinued operations in the consolidated statements of operations, were for the period from January 1, 2004 to September 8, 2004, and for the years ended December 31, 2003 and 2002 were, $0.1 million, $2.0 million and $2.3 million, respectively.

        The financial results of the Art Group, SeCA and DMS included in the discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2004, 2003 and 2003 are as follows:

	2004	2003	2002
	(in thousands of dollars)
(Loss) income before income taxes (including goodwill impairment charge and gain on sale)	$(16,559)	$2,755	$987
Income tax (benefit) provision	(1,990)	2,442	782
Minority interests	4,826	(224)	(298)

Net (loss) income	(9,743)	89	(93)

        The amount of goodwill associated with the businesses to be disposed of was determined based on the relative fair values of the businesses to be disposed of and the portion of the reporting units that will be retained. For businesses to be disposed of that were never integrated into the reporting units, the carrying amount of that acquired goodwill is included in the carrying amount of the businesses to be disposed of.

        The Art Group, SeCA and DMS goodwill included in gain/loss on discontinued operations and the goodwill impairment charge included in discontinued operations in the Company's reportable segments for the year ended December 31, 2004 (in thousands) are as follows:

	Trade Shows and Conferences	Trade Publications	Direct Marketing Products and Other	Corporate	Total
Goodwill included in gain on sale of discontinued operations	$19,287	$3,346	$—	$—	$22,633
Goodwill impairment included in discontinued operations	20,108	534	—	—	20,642

        The goodwill impairment charge of $20.6 million above does not include the effect of minority interest. After minority interest effect of $5.1 million, the net charge was $15.6 million.

        The discontinued operations of the Art Group, SeCA and DMS included in the consolidated balance sheets as of December 31, 2003 are as follows:

(in thousands of dollars)
Assets
Accounts receivable	$2,221
Prepaid expenses	1,095

Total current assets of discontinued operations	3,316
Property, plant and equipment, net	128
Goodwill	43,275
Intangibles and other, net	2,484

Total non current assets of discontinued operations	45,887
Liabilities
Accounts payable and other accrued expenses	519
Deferred revenue	4,428

Total current liabilities of discontinued operations	4,947
Deferred income taxes	2,404
Minority interests	6,573

Total long term liabilities of discontinued operations	8,977

Net assets of discontinued operations	$35,279

        The Art Group, SeCA and DMS assets included in discontinued operations in the Company's reportable segments at December 31, 2003 (in thousands) are as follows:

	Trade Shows and Conferences	Trade Publications	Direct Marketing Products and Other	Corporate	Total
Segment assets	$45,167	$3,908	$—	$128	$49,203

6.     Financial Derivative Instruments

        The Company periodically uses derivative instruments to manage exposure to interest rate and foreign currency risks. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impact of these exposures.

  Interest Rate Risk

        Variable rate debt instruments are subject to interest rate risk. In 2001, the Company entered into an interest rate collar agreement expiring February 2004, to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on interest rate collar agreement is reported as a component of accumulated other comprehensive income in stockholder's equity and is recognized in earnings as the underlying interest expense is incurred. The ineffective portion of the interest rate collar and swap agreements is recognized in current earnings. The Company uses a portion of these agreements as hedges of the Company's second priority senior secured floating rate notes described below. Gains and losses on the undesignated portion of these agreements at the end of each fiscal quarter (which are calculated as the net amount payable upon termination at the date of determination), will be recognized in current earnings until expired.

        In May 2003, the Company entered into an interest rate swap agreement expiring November 2005, and subsequently terminated the agreement in December 2003. The net gain at termination of approximately $0.2 million will continue to be reported in accumulated other comprehensive income and amortized into earnings over the original contract term.

        In connection with Communications' private placement of $360 million of second priority senior secured notes in August 2003 and the use of proceeds therefrom to repay and terminate all outstanding term A loans under its credit facility and all but $25.0 million of the outstanding term B loans under its credit facility (Note 7), the Company reclassified approximately $1.8 million of deferred losses previously reported as a component of accumulated other comprehensive income into other expense in the quarter ended September 30, 2003.

  Foreign Currency Risk

        The Company periodically uses forward contracts to manage its exposure associated with forecasted international revenue and expense transactions denominated in euro, British Pound Sterling and the Brazilian Real for up to 15 months in the future. Changes in the fair value of these instruments are reported as a component of accumulated other comprehensive income in stockholder's equity and are recognized in earnings as the underlying revenue is recognized. Forward contracts not designated as hedging instruments under SFAS No. 133 are also used to manage the impact of the variability in exchange rates. Changes in the fair value of these foreign exchange contracts are recognized in current earnings.

        At December 31, 2004, the Company had no foreign exchange derivative contracts.

  Accumulated Other Comprehensive Income (Loss)

        The following table summarizes the effects of SFAS No. 133 on the Company's accumulated other comprehensive income at December 31, 2004 and 2003:

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
	(in thousands of dollars)
Accumulated other comprehensive loss balance at December 31, 2002	$(4,350)	$—	$(4,350)
Unwound from accumulated other comprehensive income during the period	5,739	—	5,739
Mark to market hedge contracts	(1,431)	—	(1,431)

Accumulated other comprehensive loss balance at December 31, 2003	(42)	—	(42)
Unwound from accumulated other comprehensive income during the period	(99)	—	(99)
Mark to market hedge contracts	244	—	244

Accumulated other comprehensive income balance at December 31, 2004	$103	$—	$103

        At December 31, 2004, the Company will reclassify out of accumulated other comprehensive income approximately $0.1 million of deferred gains into earnings within the next 12 months.

        The Company had no derivatives in the consolidated balance sheet as of December 31, 2004. As of December 31, 2003, the fair value of the Company's derivatives was a net liability position of $1.5 million included in accrued liabilities, in the accompanying consolidated balance sheet.

  Statement of Operations

        The following tables summarize the effects of SFAS No. 133 on the Company's statement of operations related to the ineffective portion of the Company's interest rate collar agreements and changes in the fair value of foreign exchange contracts not designated as hedging instruments for the years ended December 31, 2004 and 2003:

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
	(in thousands of dollars)
Year ended December 31, 2004
Other income (expense)	$1,319	$71	$1,390

Total statement of operations impact before taxes	$1,319	$71	$1,390

Year ended December 31, 2003
Other income (expense)	$1,178	$(96)	$1,082

Total statement of operations impact before taxes	$1,178	$(96)	$1,082

7.     Debt

  Credit Facility

        Prior to the August 2003 transactions described below, the credit facility (the "Credit Facility") consisted of (i) $415.0 million of term loans A and B payable in quarterly installments through October 11, 2008, and (ii) $80.0 million of revolving loan availability through April 11, 2007. The Credit

Facility contained restrictive covenants, which required the Company to, among other things, maintain a minimum fixed charge coverage ratio and maximum quarterly leverage ratio (as defined).

        In connection with the Company's private placement in August 2003, described below, the Company repaid all term A loans, all but $25.0 million term B loans, and a portion of the revolving credit borrowings under the Credit Facility. The Company also amended its Credit Facility to reduce the revolving loan availability from $80.0 million to $60.0 million, eliminate the leverage ratio covenant and amend certain other covenants.

        Failure to comply with current covenants may cause an event of default under the credit facility. Borrowings under the Credit Facility are collateralized by substantially all of the Company's assets. At December 31, 2004, the Company had $59.1 million of borrowings available under the Credit Facility.

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

        Communications used the net proceeds from the August senior secured notes offering to repay and terminate all outstanding term A loans under the Credit Facility and all but $25.0 million of the outstanding term B loans and a portion of its revolving credit borrowings under the Credit Facility. Communications used the net proceeds of the September senior secured notes offering to acquire a portfolio of healthcare industry magazines and related custom service projects from the Thomson Corporation (Note 5).

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

        Accretion of the debt discount on the Discount Notes was approximately $21.1 million, $17.9 million and $15.2 million during the years ended December 31, 2004, 2003 and 2002, respectively. These amounts are included in interest expense in the respective accompanying consolidated statements of operations.

        Long-term debt consists of the following at December 31:

	2004	2003
	(in thousands of dollars)
Term loan B, interest at LIBOR plus 4.50%; 6.92% at December 31, 2004, due quarterly through October 11, 2008	$25,000	$25,000
Revolving credit loan, interest at LIBOR plus 3.75%; due April 11, 2007	—	8,000
Second priority senior secured floating rate notes, interest at LIBOR plus 7.50%, 9.79% at December 31, 2004, due 2008	128,375	129,675
10.75% Second priority senior secured notes, due 2010, plus unamortized premium of $844 and $994 at December 31, 2004 and 2003, respectively	300,844	300,994
12% Senior subordinated notes, due 2011	160,000	160,000
Senior discount notes, interest at 15%, due October 11, 2011, net of unamortized discount of $33,692 and $53,790 at December 31, 2004 and 2003, respectively	139,100	118,002
Acquisition note payable, interest at 5.5%, due monthly through 2004	—	2,000
Acquisition note payable, interest at 6.0%, due April 1, 2004	—	400

	753,319	744,071
Less: Current maturities	(1,300)	(3,700)

	$752,019	$740,371

        Based on the borrowing rates currently available to the Company for debt instruments with similar terms and average maturities, the fair value of long-term debt exceeded its carrying value by $55.6 million and $49.1 million at December 31, 2004 and 2003.

        Cash paid for interest for the years ended December 31, 2004, 2003 and 2002, was approximately $67.2 million, $51.1 million and $49.1 million, respectively.

        Annual maturities of long-term debt for the next five years (excluding amortization of premium) are as follows:

(in thousands of dollars)
2005	$1,300
2006	1,300
2007	1,300
2008	149,475
2009	—
Thereafter	632,792

$786,167

8.    Stockholder's Equity

  2000 Management Incentive Plan

        On October 12, 2000, Holdings adopted the 2000 Management Incentive Plan. A maximum of 4,047,789 shares of Holdings are authorized for grant to participants under the 2000 Management Incentive Plan. Options are granted by Holdings' board of directors at an exercise price of not less than the fair value of Holdings common stock at the date of grant and vest over a maximum of nine years. Shares available for grant under the 2000 Management Incentive Plan totaled 222,789 at December 31, 2004.

        For purposes of computing pro-forma compensation cost of stock options granted, as summarized in Note 2, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for each of the years ended December 31:

	2004	2003	2002
Expected dividend yield	—	—	—
Expected stock price volatility	42.3%	36.0%	37.6%
Risk-free interest rate	3.6%	3.8%	5.0%
Expected life of options	5.0 years	7.0 years	7.0 years

        The Company uses comparable public companies in its industry for estimating its expected stock price volatility. The Company has not declared or paid any cash dividends in the past. Under terms of the Company's Credit Facility, the Company is prohibited from paying cash dividends without prior approval of the lenders, as defined in the Credit Facility.

        A summary of stock option activity under the Plan and the 2000 Management Incentive Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2001	2,925,000	$10.00
Granted	575,000	10.00
Cancelled	(256,250)	10.00

Outstanding at December 31, 2002	3,243,750	10.00
Granted	600,000	10.00

Outstanding at December 31, 2003	3,843,750	10.00
Granted	256,250	10.00
Cancelled	(275,000)	10.00

Outstanding at December 31, 2004	3,825,000	10.00

        At December 31, 2004 and 2003, the outstanding stock options had a weighted average remaining contractual life of 6.83 years and 7.6 years, respectively, and an exercise price of $10.00 per option. Of the options outstanding at December 31, 2004 and 2003, 2,230,798 and 1,596,600 respectively, were exercisable. The weighted average fair value of grants, as estimated using the Black-Scholes option pricing model, for the years ended December 31, 2004, 2003 and 2002, was $5.24, $5.34 and $5.42 per option, respectively.

9.    401(k) Plan

        The Company has a 401(k) savings plan and trust (the "401(k) Plan") available to employees of Advanstar, Inc. and its domestic subsidiaries. All domestic employees who have completed one year of service and are at least 21 years of age are eligible to participate in the 401(k) Plan. The Company is required to make a matching contribution to the 401(k) Plan and may also make discretionary contributions to the 401(k) Plan. Eligible employees are vested 100% in their own contributions. Contributions made by the Company vest in equal installments over five years. Total contribution expense was $1.6 million for the year ended December 31, 2004, $1.2 million for each of the years ended December 31, 2003 and 2002.

10.    Income Taxes

        The Company's taxable income or loss is included in the consolidated federal income tax return of Holdings. Federal income taxes are paid to or refunded by the Parent pursuant to the terms of a tax sharing agreement under which taxes approximate the amount that would have been computed on a separate company basis. Taxes payable to the Parent of approximately $0.1 million at December 31, 2004 and 2003 are included in due from Parent in the accompanying consolidated balance sheets.

        Cash paid for income taxes for the years ended December 31, 2004, 2003 and 2002, was approximately $0.2 million, $0.3 million and $0.8 million, respectively.

        The summary of loss from continuing operations before provision (benefit) for income taxes, minority interests and accounting change were as follows for the years ended December 31:

	2004	2003	2002
	(in thousands of dollars)
Domestic	$(43,070)	$(60,424)	$(54,378)
Foreign	202	(5,123)	(679)

	$(42,868)	$(65,547)	$(55,057)

        The provision (benefit) for income taxes is comprised of the following for the years ended December 31:

	2004	2003	2002
	(in thousands of dollars)
Current
Federal	$—	$—	$(937)
State	7	—	59
Foreign	283	(303)	1,106
Deferred	13,664	4,586	(4,292)

Total provision (benefit)	$13,954	$4,283	$(4,064)

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

        Significant components of the Company's deferred income taxes were as follows at December 31:

	2004	2003
	(in thousands of dollars)
Net current deferred tax asset
Accrued expenses and other	$7,927	$7,882
Prepaid and other	(372)	(3,196)

Total net current deferred tax asset	7,555	4,686

Net noncurrent deferred tax asset
Property, plant and equipment	777	1,587
Identifiable intangible assets	16,012	5,238
Goodwill	(18,250)	(4,586)
U.S. net operating loss carryforwards	41,878	29,933
Foreign jurisdiction net operating loss carryforwards	10,744	7,616
Financial derivatives	(419)	1,075
Debt discount	17,089	11,793
AMT credit carryforwards	453	453

Total net noncurrent deferred tax asset	68,284	53,109
Valuation allowance	(94,089)	(62,381)

Net deferred income tax liabilities	$(18,250)	$(4,586)

        The Company has established a valuation allowance to offset all of these net deferred tax assets. The amortization of goodwill for income tax purposes resulted in the reduction in tax basis of goodwill to a tax effected amount of $18.3 million and $4.6 million less than the carrying value of goodwill for financial reporting purposes at December 31, 2004 and 2003. Because goodwill is not amortized for financial reporting purposes, the Company has established a deferred tax liability equal to this basis difference and has increased the valuation allowance by the same amount.

        At December 31, 2004 and 2003, the Company had net operating loss carryforwards of approximately $134.5 million and $97.5 million, respectively. Of these losses, approximately $26.9 million and $19.0 million are related to losses generated by the Company's operations in foreign tax jurisdictions whose use are subject to the tax laws of such foreign jurisdictions and will be limited by the ability of such foreign entities to generate taxable income. Of the total operating loss carryforwards, approximately $26.9 million have no expiration date and approximately $107.6 million expire at various dates beginning in 2021.

        A reconciliation of the Company's benefit for income taxes at the federal statutory rate to the reported income tax provision (benefit) is as follows:

			2002
	2004	2003	Income (Loss) Before Tax Provision, Minority Interests, Extraordinary Items, and Accounting Change	Cumulative Effect of Accounting Change, Net of Tax and Minority Interest	Total
	(in thousands of dollars)
Income tax benefit at statutory rates	$(15,004)	$(21,977)	$(18,925)	$(23,386)	$(42,311)
Nondeductible goodwill impairment	—	—	—	9,790	9,790
Change in valuation allowance	27,580	28,831	14,307	15,266	29,573
State taxes, net of federal benefit	(1,072)	(1,570)	(1,352)	(1,670)	(3,022)
Nondeductible interest	2,616	2,220	1,883	—	1,883
Foreign rate differential	213	(568)	(522)	—	(522)
Other, net	(379)	(2,653)	545	—	545

Provision (benefit) for income taxes	$13,954	$4,283	$(4,064)	$—	$(4,064)

        The change in valuation allowance for the year ended December 31, 2004 excludes a $4.1 million valuation allowance established to offset foreign jurisdiction net operating loss carryforwards that were also recorded in the year ended December 31, 2004.

11.   Commitments and Contingencies

  Leases

        The Company has long-term operating leases for office space and office equipment. The leases generally require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rentals. Building and equipment rent expense, including an allocation of certain facility operating expenses, was $9.7 million, $7.8 million and $7.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum rent commitments under operating leases with initial terms of one year or more are as follows:

(in thousands of dollars)
2005	$7,074
2006	6,371
2007	5,130
2008	4,559
2009	3,046
Thereafter	1,729

  Litigation

        The Company is a defendant in legal proceedings arising in the ordinary course of business. Based on information presently available, management has determined that the accruals for these routine actions and claims are adequate. Although recorded accruals include management's best estimates, the resolution of these matters and can not be predicted with certainty. Management believes, however, that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial position.

12.   Segments

        The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and has three reportable segments: trade shows and conferences, trade publications, and direct marketing products and other. The trade show and conference segment allows exhibitors a cost-effective means to showcase and sell products and services, while developing business relationships with potential customers. The Company's trade publications segment provides new product and educational information to readers and allows advertisers to reach highly targeted and select business audiences. The direct marketing products and other segment offers customers mailing lists from the Company's subscriber and attendee databases; editorial and advertising reprints; direct mail postcards; and classified, recruitment and industry directory advertising.

        The Company evaluates the performance of, and allocates resources to, its segments based on contribution margin—defined as net revenue less cost of production and selling, editorial, and circulation costs (excluding depreciation), which is a non-GAAP measure. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales or transfers. Segment assets are primarily intangible assets, prepaid expenses and accounts receivable. Revenues, contribution margins and segment assets of the Company's three reportable segments are as follows:

	Trade Shows and Conferences	Trade Publications	Direct Marketing Products and Other	Corporate	Total
	(in thousands of dollars)
Year ended December 31, 2004
Revenues	$151,483	$206,147	$22,841	$—	$380,471
Contribution margin (loss)	75,775	59,368	11,572	(6,633)	—
Segment assets	502,663	293,399	33,848	85,000	914,910
Year ended December 31, 2003
Revenues	142,063	147,864	19,035	—	308,962
Contribution margin (loss)	69,215	45,213	8,265	(5,409)	—
Segment assets	563,055	279,792	33,349	112,977	989,173
Year ended December 31, 2002
Revenues	145,961	127,385	18,490	—	291,836
Contribution margin (loss)	76,384	35,538	7,512	(4,823)	—
Segment assets	586,406	183,954	32,599	67,603	870,562

        The reconciliation of total segment contribution margin to consolidated loss from continuing operations before taxes, minority interest and cumulative effect of accounting change is as follows for the years ended December 31:

	2004	2003	2002
	(in thousands of dollars)
Total segment contribution margin	$140,082	$117,284	$114,611
General and administrative expense	(45,817)	(35,310)	(35,276)
Restructuring charge	4,015	(2,692)	—
Depreciation and amortization	(50,170)	(57,721)	(70,871)
Other expense (primarily interest)	(90,978)	(87,108)	(63,521)

Consolidated loss before income taxes, minority interests and cumulative effect of accounting change	$(42,868)	$(65,547)	$(55,057)

        Financial information relating to the Company's continuing operations by geographic area is as follows for the years ended December 31:

	2004	2003	2002
	(in thousands of dollars)
Revenue
United States	$366,674	$297,897	$273,344
International	13,797	11,065	18,492

	$380,471	$308,962	$291,836

	2004	2003
	(in thousands of dollars)
Long-Lived Assets
United States	$794,973	$828,270
International	39,749	37,748

	$834,722	$866,018

13.   Related-Party Transactions

  Financial Advisory Fees and Agreements

        In 2003, Credit Suisse First Boston Corporation ("CSFB"), an affiliate of the DLJ Merchant Banking funds, provided services to the Company in connection with the arrangement and syndication of the Credit Facility and as a lender thereunder. CSFB was an initial purchaser of, the Senior Secured Notes. The Company paid customary financing fees to CSFB for those services. The aggregate amount of all fees paid to the CSFB entities in connection with these financings during 2003 was approximately $10.4 million, including out-of-pocket expenses. This amount has been capitalized as deferred financing costs and is being amortized over the remaining term of the Senior Secured Notes.

        The Company has agreed to pay CSFB an annual advisory fee of $0.5 million until the earlier of (i) an initial public offering of Holdings, (ii) the date when the DLJ Merchant Banking funds own less than 16 2/3% of the shares of Holdings' common stock held by them on the closing date of the DLJ Acquisition or (iii) October 11, 2005. This amount is expensed as incurred.

2.    Financial Statement Schedules

Schedule I—Condensed Financial Information of Advanstar, Inc. (Parent Company)

Condensed Balance Sheet—Decenber 31	2004	2003
	(In thousands)
Cash and cash equivalents	$32	$31

Total current assets	32	31
Investment in subsidiaries	181,676	224,132
Debt issuance costs	638	764

Total assets	$182,346	$224,927

Total current liabilities	55	200
Long-term debt	139,100	118,002
Due to affiliate, net	16,968	16,107
Stockholder's equity	26,223	90,618

Total liabilities and stockholder's equity	$182,346	$224,927

	Year Ended
Condensed Statements of Operations
	2004	2003	2002
	(In thousands)
Revenue	$—	$—	$—
Operating loss	(706)	(676)	(763)
Interest expense	(21,233)	(18,050)	(15,309)
Other expense	—	—	—
Provision (benefit) for income taxes	—	—	2,506
Equity in losses of subsidiaries	(45,188)	(51,418)	(99,501)

Net loss	$(67,127)	$(70,144)	$(113,067)

	Year Ended
Condensed Statements of Cash Flow
	2004	2003	2002
	(In thousands)
Cash provided by (used in) operation activities	$1	$1	$—
Cash used by investing activities	—	(60,000)	—
Cash used by financing activities	—	60,000	—
Cash at beginning of year	31	30	30
Cash at end of year	32	31	30

Notes to Condensed Financial Statements

1
Basis of presentation:

  In the parent-Company-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries, plus additional investment in subsidiaries. Parent-Company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

2
Long-term debt:

  Long-term debt consists of the Discount Notes (see Note 7 to the consolidated financial statements—Debt).

Schedule II—Valuation and Qualifying Accounts

Advanstar Inc.
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses Additions	Charged to Other Accounts	Deductions(1)	Balance at End of Period
		Additions
Allowance for doubtful accounts
Year Ended December 31,
2004	$842,000	$790,000	$—	$834,000	$798,000
2003	865,000	582,000	—	605,000	842,000
2002	942,000	1,335,000	—	1,412,000	865,000

(1)
Uncollectible accounts written off.

        All other financial schedules are omitted because they are not applicable or the information is included in the financial statements or related notes.

3. Exhibits

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
10.1
Advanstar Holdings Corp. 2000 Management Plan Incentive dated as of October 11, 2000. (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein) +

10.1.1	Form of Award Agreement under Advanstar Holdings Corp. 2000 Management Incentive Plan * +
10.2	Advanstar Holdings Corp. Shareholders Agreement dated as of October 11, 2000 (Previously filed as an exhibit to the Company's Annual Report on Form 10-K for 2000 and incorporated by reference herein)
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
10.4	Compensation Agreement, effective October 1, 2004, between Advanstar Holdings Corp. and James A. Finkelstein. * +
10.5
Employment Agreement, dated August 14, 2000, between Advanstar, Inc. and James M. Alic. (Previously filed as Exhibit 10.2 to Form 10-Q of Advanstar, Inc. filed with the Securities and Exchange Commission on November 14, 2000, and incorporated by reference herein) +
10.5.1
Amendment to Employment Agreement, effective March 1, 2002, between Advanstar, Inc. and James M. Alic (Previously filed as an exhibit to Advanstar Communications Inc. annual report on Form 10-K for 2001 and incorporated by reference herein) +
10.5.2	Amendment to Employment Agreement, effective September 15, 2005, between Advanstar, Inc. and James M. Alic * +
10.6	Employees' 401(k) Plan and Trust, as amended (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (333-57201) and incorporated by reference herein) +
10.7
Agreement, dated July 31, 1997, between Advanstar Communications Inc. and Banta Publications. (Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein)
10.8
Employment Agreement dated November 21, 2003 between Advanstar, Inc. and Joseph Loggia (Previously filed as an exhibit to Advanstar Communications Inc.'s Registration Statement (333-109648) and incorporated by reference herein) +

10.9	Direct Investment Plan dated as of October 11, 2000 (Previously filed as an exhibit to Advanstar Communications Inc. Annual Report on Form 10-K for 2001 and incorporated by reference herein) +
10.10
Advisory Agreement, effective December 10, 2002, between Advanstar, Inc. and Douglas B. Fox (Previously filed as an exhibit to the Advanstar Communications Inc. Annual Report on Form 10-K for 2002 and incorporated by reference herein) +
10.11
Letter, dated February 7, 1994, between Advanstar Communications Inc. and David W. Montgomery (filed as an exhibit to the Advanstar Communications Inc. Annual Report on Form 10-K for 2002 and incorporated by reference herein) +
10.12
Agreement, dated February 19, 1999, by and among Advanstar, Inc., Advanstar Communications Inc. and Eric I. Lisman (filed as an exhibit to the Advanstar Communications Inc. Annual Report on Form 10-K for 2002 and incorporated by reference herein) +
10.13	Award Agreement, effective October 1, 2004 between Advanstar Holdings Corp. and James A. Finkelstein * +
12.1	Computation of Ratio of Earnings to Fixed Charges *
21.1	Subsidiaries of Advanstar, Inc. (Previously filed as an exhibit to Advanstar, Inc.'s Annual Report on Form 10-K for 2000 and incorporated by reference herein)
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)*
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a)/15d-14(a)*
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of the United States Code*
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of the United States Code*

*
Filed herewith

+
Denotes management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANSTAR, INC.
By:	/s/ DAVID W. MONTGOMERY Name: David W. Montgomery Title: Vice President—Finance, Chief Financial Officer
Date: March 29, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the dates indicated below.

Signature	Title	Date

/s/ JAMES M. ALIC James M. Alic	Chairman of the Board and Director	March 29, 2005
/s/ JOSEPH LOGGIA Joseph Loggia	Chief Executive Officer and Director	March 29, 2005
/s/ DAVID W. MONTGOMERY David W. Montgomery	Vice President—Finance, Chief Financial Officer Secretary and Principal Accounting Officer	March 29, 2005
/s/ OHSANG KWON OhSang Kwon	Director	March 28, 2005
/s/ DOUGLAS B. FOX Douglas B. Fox	Director	March 24, 2005
/s/ CHARLES PIEPER Charles Pieper	Director	March 29, 2005
/s/ JAMES FINKELSTEIN James Finkelstein	Director	March 29, 2005

QuickLinks

PART I
Fashion Events
Specialty Retail Events and Magazines
Healthcare, Science & Pharmaceutical Events and Magazines
Information Technology & Communications Events and Magazines
Travel & Hospitality Events and Magazines
Portfolio Magazines
PART II
CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS
PART III
Option Grants in Last Fiscal Year
Aggregated Option Exercises in 2004 and December 31, 2004 Option Values
PART IV
PART IV
Report of Independent Registered Public Accounting Firm
Advanstar, Inc. Consolidated Balance Sheets December 31, 2004 and 2003
Advanstar, Inc. Consolidated Statements of Operations Years Ended December 31, 2004, 2003 and 2002
Advanstar, Inc. Consolidated Statements of Stockholder's Equity Years Ended December 31, 2004, 2003 and 2002
Advanstar, Inc. Consolidated Statements of Cash Flows Years Ended December 31, 2004, 2003 and 2002
Schedule I—Condensed Financial Information of Advanstar, Inc. (Parent Company)
Schedule II—Valuation and Qualifying Accounts Advanstar Inc. Valuation and Qualifying Accounts
SIGNATURES