Form 10-Q
period 2005-03-31
ADVANSTAR INC
filed 2005-05-16
CIK 1064243

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2005
OR
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

        As of May 16, 2005, 100 shares of the registrant's common stock were outstanding.

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements:

PART 1. FINANCIAL INFORMATION
Advanstar, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,137	$41,328
Accounts receivable, net of allowance of $736 and $798 at March 31, 2005 and December 31, 2004	30,173	27,289
Prepaid expenses	9,653	8,839
Other	3,520	2,476

Total current assets	82,483	79,932

Due from parent	282	256
Property, plant and equipment, net	24,273	25,153
Intangible and other assets:
Goodwill	707,080	707,756
Intangibles and other, net	91,678	101,813

Total intangible and other assets, net	798,758	809,569

	$905,796	$914,910

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$1,300	$1,300
Accounts payable	17,355	14,067
Accrued compensation	5,518	8,695
Other accrued expenses	35,355	34,103
Deferred revenue	43,249	52,397

Total current liabilities	102,777	110,562

Long-term debt, net of current maturities	752,850	752,019
Deferred income taxes	21,250	18,250
Other long-term liabilities	3,472	4,277
Minority interests	4,225	3,579
Commitments and contingencies
Stockholder's equity:
Common stock, $.01 par value, 10,000 shares authorized; 100 shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Capital in excess of par value	370,424	370,424
Accumulated deficit	(354,963)	(350,446)
Accumulated other comprehensive income	5,761	6,245

Total stockholder's equity	21,222	26,223

	$905,796	$914,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar, Inc.
Condensed Consolidated Statements of Operations
(In thousands)

	For the Three Months Ended March 31,
	2005	2004
	(unaudited)
Revenue	$114,006	$120,349
Operating expenses:
Cost of production (excluding depreciation)	21,209	23,089
Selling, editorial and circulation (excluding depreciation)	43,939	43,468
General and administrative (excluding depreciation)	14,353	11,699
Amortization of intangibles	9,223	9,474
Depreciation	2,397	2,058

Total operating expenses	91,121	89,788

Operating income	22,885	30,561
Other income (expense):
Interest expense, net	(23,193)	(23,048)
Other income (expense), net	(70)	1,324

(Loss) income from continuing operations before income taxes and minority interests	(378)	8,837
Provision for income taxes	3,449	3,165
Minority interests	(646)	(550)

(Loss) income from continuing operations	(4,473)	5,122
Discontinued operations (see Note 3):
(Loss) income from operations of discontinued businesses	(44)	6,180

Net (loss) income	$(4,517)	$11,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the Three Months Ended March 31,
	2005	2004
	(unaudited)
Operating activities:
Net (loss) income	$(4,517)	$11,302
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,620	11,674
Gain on derivative financial instruments	(26)	(1,280)
Undistributed earnings of minority interest holders	646	493
Noncash interest expense	6,606	5,729
Gain on sale of business and other assets	—	(1,005)
Deferred income taxes	3,000	640
Provision for bad debts	123	125
Changes in operating assets and liabilities	(13,481)	(25,368)

Net cash provided by operating activities	3,971	2,310

Investing activities:
Additions to property, plant and equipment	(1,525)	(1,988)
Acquisitions of publications and trade shows, net of cash acquired	—	(7,986)
Proceeds from sale of business and other assets	—	19,472

Net cash (used in) provided by investing activities	(1,525)	9,498

Financing activities:
Proceeds from revolving credit loan	—	6,000
Payments on revolving credit loan	—	(14,000)
Payments of long-term debt	(4,888)	(826)
Deferred financing costs	—	(302)

Net cash used in financing activities	(4,888)	(9,128)

Effect of exchange rate changes on cash	251	(99)

Net (decrease) increase in cash and cash equivalents	(2,191)	2,581
Cash and cash equivalents, beginning of period	41,328	29,721

Cash and cash equivalents, end of period	$39,137	$32,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar, Inc.
Notest to Condensed Condolidated Financial Statements (Unaudited)

1.    Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar, Inc. ("Advanstar"), its wholly owned subsidiary, Advanstar Communications Inc. ("Communications"), and Communications' majority owned subsidiaries (collectively, the "Company") in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that all adjustments, consisting solely of normal recurring items considered necessary for a fair statement of financial position and results of operations, have been included. These condensed consolidated financial statements, however, should be read in conjunction with the audited financial statements and the related notes included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2005. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005.

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

          If the Company had elected to recognize compensation costs based on the fair value of the options granted as prescribed by SFAS No. 123, net income would have been decreased to the unaudited pro forma amounts indicated in the table below (in thousands):

	For the Three Months Ended March 31,
	2005	2004
Net (loss) income—as reported	$(4,517)	$11,302
Less: pro forma stock based employee compensation	(835)	(677)

Net (loss) income—pro forma	$(5,352)	$10,625

  Interim income tax expense

          The Company determines its quarterly income tax provision based upon an estimated annual effective income tax rate. In determining the effective income tax rate applicable to interim periods, the Company excludes tax jurisdictions where no tax expense or benefit is expected for the entire year.

  Recently issued accounting standards

          In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, which revises SFAS 123 and supersedes APB 25. This statement establishes standards relating to accounting for transactions in which equity instruments are exchanged for goods or services, such as the granting of employee stock options. Under this statement, the

  Company must measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the date of grant. This cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period). The Company is required to adopt the provisions of this standard effective January 1, 2006. The Company is currently evaluating the impact of this standard. The adoption of this standard will result in an increase in compensation expense in future periods.

3.    Acquisitions and Divestitures

  Acquisitions

          On March 8, 2004, the Company purchased a portfolio of pharmaceutical industry conferences and magazines from the Institute of Validation Technology, Inc. ("IVT") for $7.9 million in cash. In addition, the Company will pay additional contingent cash consideration to the former shareholders based on 2004 and 2005 operating results of the acquired assets and their continued employment with the Company. As of March 31, 2005, the Company has accrued $1.8 million of compensation expense payable to these former shareholders, of which $0.3 million was expensed in the first quarter of 2005. The payable is included in other accrued liabilities in the accompanying consolidated balance sheet as of March 31, 2005.

  Divestitures

          The results of the following divestitures have been reported in discontinued operations in the consolidated statements of operations for the three months ended March 31, 2005 and 2004.

  Art Group

          On March 12, 2004, the Company completed the sale of its art industry tradeshows and magazines (the "Art Group") for a total selling price of $19.6 million in cash. The portfolio included three tradeshows and two publications. The Company recorded a gain on the sale of $1.0 million plus a tax benefit of $2.4 million.

          Revenues of the Art Group, included in discontinued operations in the consolidated statements of operations, were $8.5 million for the period from January 1, 2004 to March 12, 2004.

  SeCA

          On August 5, 2004, the Company completed the sale of its 65% ownership in its French joint venture ("SeCA"), which consisted of the operation of one tradeshow for a total selling price of $3.1 million in cash. In connection with the sale, the Company recorded a goodwill impairment charge of $9.4 million, net of minority interest, in the second quarter of 2004. The amount of the impairment charge was determined based upon the excess of the carrying value of the Company's interest in SeCA over the selling price, less the costs incurred by the Company to sell SeCA. SeCA had no revenues for the three months ended March 31, 2004.

  DMS

          On September 8, 2004, the Company sold its German tradeshow business ("DMS") for $1.7 million in cash. In connection with the sale, the Company recorded a goodwill impairment charge of $6.2 million in the third quarter of 2004. The amount of the impairment charge was determined based upon the excess of the carrying value of DMS over the selling price, less the costs incurred by the Company to sell DMS. The Company is continuing to incur accounting and legal fees in connection with the closure of its DMS office. These costs will be reported in income (loss) from discontinued operations.

          Revenues of DMS, included in discontinued operations in the consolidated statements of operations, were $0.1 million for the three months ended March 31, 2004.

          The financial results of the Art Group, SeCA and DMS included in discontinued operations in the accompanying consolidated statements of operations for the three months ended March 31 are as follows (in thousands):

	2005	2004
(Loss) income before income taxes (including gain on sale)	$(44)	$8,487
Income tax provision	—	2,364
Minority interests	—	57

Net (loss) income	$(44)	$6,180

          The amount of goodwill associated with the businesses disposed of was determined based on the relative fair values of the businesses disposed of and the businesses that were retained. The SeCA and DMS disposed businesses were never integrated into the Company's broader reporting units. Thus, the carrying amount of that acquired goodwill was included in the carrying amount of the businesses disposed of.

          The Art Group goodwill included in gain on discontinued operations in the Company's reportable segments for the three months ended March 31, 2004 (in thousands) is as follows:

	Trade Shows and Conferences	Trade Publications	Direct Marketing Products and Other	Corporate	Total
Goodwill included in gain on sale of discontinued operations	$13,264	$3,346	$—	$—	$16,610

4.    Goodwill and Other Intangible Assets

          The changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Trade Shows and Conferences	Trade Publications	Direct Marketing Products and Other	Total
Balance as of December 31, 2004	$460,430	$216,455	$30,871	$707,756
Foreign currency translation	(280)	(381)	(15)	(676)

Balance as of March 31, 2005	$460,150	$216,074	$30,856	$707,080

          Trade exhibitor and advertiser lists are amortized on a double-declining balance method over six years and five years, respectively, subscriber lists and other intangible assets are amortized on a straight-line basis over three to ten years, and trademarks and trade names are amortized on a straight-line basis over twenty years. These intangible assets consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Trade exhibitor lists	$155,570	$155,721
Advertiser lists	60,938	60,943
Subscriber lists	29,145	29,145
Trade names and trademarks	17,996	17,996
Other intangible assets	24,409	24,405
Deferred financing costs	23,379	23,379

	311,437	311,589
Accumulated amortization	(219,759)	(209,776)

Total intangible and other assets, net	$91,678	$101,813

          Estimated amortization expense of identified intangible assets and other for the remaining nine months of 2005 and for the next five years is as follows: (in thousands):

2005	$27,284
2006	25,997
2007	10,955
2008	7,144
2009	3,169
2010	994

5.    Financial Derivative Instruments

          The Company periodically uses derivative instruments to manage exposure to interest rates. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impact of these exposures.

  Interest rate risk

          Variable rate debt instruments are subject to interest rate risk. In 2001 the Company entered into an interest rate collar agreement expiring February 2004, to manage its exposure to interest rate movements on a portion of its variable rate debt obligations. The effective portion of the cumulative gain or loss on interest rate collar agreement is reported as a component of accumulated other comprehensive income in stockholder's equity and is recognized in earnings as the underlying interest expense is incurred. The ineffective portion of the interest rate collar and swap agreements is recognized in current earnings. The Company used a portion of these agreements as hedges of the Company's second priority senior secured floating rate notes described below. Gains and losses on the undesignated portion of these agreements at the end of each fiscal quarter (which are calculated as the net amount payable upon termination at the date of determination) were recognized in current earnings until expired.

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

  Accumulated other comprehensive income (loss)

          The following table summarizes the effects of SFAS 133 on the Company's accumulated other comprehensive income (loss) as of March 31, 2005 and 2004 (in thousands):

Interest Rate Collar Agreements
Accumulated other comprehensive income (loss) balance at December 31, 2004	$103
Unwound from accumulated other comprehensive income (loss) during the period	(26)

Accumulated other comprehensive income (loss) balance at March 31, 2005	$77

Accumulated other comprehensive income (loss) balance at December 31, 2003	$(42)
Unwound from accumulated other comprehensive income (loss) during the period	(52)
Mark to market hedge contracts	244

Accumulated other comprehensive income (loss) balance at March 31, 2004	$150

          At March 31, 2005, the Company will reclassify out of accumulated other comprehensive income approximately $0.1 million of deferred gains into earnings within the next 12 months.

          The Company had no derivatives in the consolidated balance sheet as of March 31, 2005.

  Statement of operations

          The following tables summarize the effects of SFAS No. 133 on the Company's statement of operations related to the ineffective portion of the Company's interest rate collar agreements and changes in the fair value of foreign exchange contracts not designated as hedging instruments for the three months ended March 31, 2005 and 2004:

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total
Three months ended March 31, 2005	$26	$—	$26

Three months ended March 31, 2004	$1,273	$7	$1,280

6.     Debt

  Credit facility

          Prior to the August 2003 transactions described below, the credit facility (the "Credit Facility") consisted of (i) $415.0 million of term loans A and B payable in quarterly installments through October 11, 2008, and (ii) $80.0 million of revolving loan availability through April 11, 2007. The Credit Facility contained restrictive covenants, which required Communications to, among other things, maintain a minimum fixed charge coverage ratio and maximum quarterly leverage ratio (as defined).

          In connection with Communications' private placement in August 2003, described below, Communications repaid all term A loans, all but $25.0 million term B loans, and a portion of the revolving credit borrowings under the Credit Facility. Communications also amended its Credit Facility to reduce the revolving loan availability from $80.0 million to $60.0 million, eliminate the leverage ratio covenant and amend certain other covenants.

          Failure to comply with current covenants may cause an event of default under the credit facility. Borrowings under the Credit Facility are collateralized by substantially all of Communications' assets. As of March 31, 2005, Communications' had $59.1 million of borrowings available under the Credit Facility.

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

          The Discount Notes do not require cash interest payments until 2006 and contain restrictive covenants that, among other things, limit the Company's ability and that of its subsidiaries to incur debt, pay dividends and make investments. Since the Company is a holding company and its subsidiaries serve as its only source of cash flow, its ability to pay interest on these notes will be dependent upon the receipt of dividends from its subsidiaries. The Credit Facility, the Senior Secured Notes and the Senior Subordinated Notes impose substantial restrictions on the Company's subsidiaries' ability to pay dividends to the Company. Additionally, the Discount Notes are not guaranteed by the Company's subsidiaries.

          Accretion of the debt discount on the Discount Notes was $5.8 million and $4.9 million during the three months ended March 31, 2005 and 2004, respectively. These amounts are included in interest expense in the respective accompanying consolidated statements of operations.

          Long-term debt consists of the following (in thousands):

	March 31, 2005	December 31, 2004
Term loan B, interest at LIBOR plus 4.50%; 7.35% at March 31, 2005, due quarterly through October 11, 2008	$20,437	$25,000
Revolving credit loan, interest at LIBOR plus 3.75%; due April 11, 2007	—	—
Second priority senior secured floating rate notes, interest at LIBOR plus 7.5%; 10.29% at March 31, 2005, due 2008	128,050	128,375
10.75% Second priority senior secured notes, due 2010, plus unamortized premium of $806 and $844 at March 31, 2005 and December 31, 2004, respectively	300,806	300,844
Senior subordinated notes, interest at 12.00%, due 2011	160,000	160,000
Senior discount notes, interest at 15.00%, due October 11, 2011, net of unamortized discount of $26,935 and $32,692 at March 31, 2005 and December 31, 2004, respectively	144,857	139,100

	754,150	753,319
Less current maturities	(1,300)	(1,300)

	$752,850	$752,019

7.     Comprehensive Income

          The table below presents comprehensive income, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended March 31,
	2005	2004
Net (loss) income	$(4,517)	$11,302
Change in cumulative translation adjustment	(458)	(151)
Change in unrealized losses on derivative financial instruments	(26)	192

Comprehensive (loss) income	$(5,001)	$11,343

8.     Segments

          The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and has three reportable segments: tradeshows and conferences, trade publications and direct marketing products and other.

          The Company evaluates the performance of, and allocates resources to, its segments based on contribution margin—defined as net revenue less cost of production and selling, editorial and circulation costs. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales or transfers. Segment assets are primarily intangible assets, prepaid expenses and accounts receivable. Revenues, contribution margins and segment assets of the Company's reportable segments are as follows (in thousands):

	Trade Shows and Conferences	Trade Publications	Direct Marketing Products and Other	Corporate	Total
Three months ended March 31, 2005
Revenues	$62,054	$46,194	$5,758	$—	$114,006
Contribution margin (loss)	36,294	11,176	3,237	(1,849)
Segment assets (at period end)	499,091	292,085	33,096	81,524	905,796
Three months ended March 31, 2004
Revenues	$68,225	$47,131	$4,993	$—	120,349
Contribution margin (loss)	38,928	13,220	2,654	(1,010)
Segment assets (at period end)	546,253	309,527	33,159	78,558	967,497

          The reconciliation of total segment contribution margin to consolidated income from continuing operations before income taxes, and minority interests is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Total segment contribution margin	$48,858	$53,792
General and administrative expense	(14,353)	(11,699)
Depreciation and amortization	(11,620)	(11,532)
Other expense (primarily interest)	(23,263)	(21,724)

Income from continuing operations before income taxes and minority interests	$(378)	$8,837

9.     Related-Party Transactions

  Financial advisory fees

          The Company has agreed to pay Credit Suisse First Boston Corporation ("CSFB"), an affiliate of the DLJ Merchant Banking funds an annual advisory fee of $0.5 million until the earlier of (i) an initial public offering of Holdings, (ii) the date when the DLJ Merchant Banking funds own less than 16 2/3% of the shares of Holdings' common stock held by them on the closing date of the DLJ Acquisition or (iii) October 11, 2005. This amount is expensed as incurred.

10.   Subsequent Event

          On April 2, 2005, the Company and its subsidiaries, Communications, Advanstar Expositions Canada Limited, and Advanstar.com signed a definitive asset and share purchase agreement providing for the sale of certain business assets and liabilities associated with its tradeshows and conferences, trade publications and direct marketing products in the following primary industries: Information Technology & Communications, Travel/Hospitality, Beauty, Home Entertainment, Abilities and Portfolio, including the shares of the Company's Brazilian and Hong Kong subsidiaries to QUESTEX Media Group. The purchase price for these assets and shares, payable at closing, is $185 million in cash, plus the assumption of certain liabilities (including, without limitation, deferred revenue liabilities), less a $7 million working capital adjustment, and a post-closing distribution to Communications from its Brazilian subsidiary, subject to regulatory approval. The sale is subject to QUESTEX Media Group's receipt of debt financing and customary closing conditions, including antitrust clearance. Management expects the sale to close by the end of May 2005.

          Revenues generated by the businesses sold, pursuant to authorization by the Company's board of directors on April 1, 2005, included in continuing operations in the consolidated statements of operations, for the three months ended March 31, 2005 and 2004 were $23.4 million and $31.3 million.

          Under each of the Communications indentures and the indenture governing the Company's notes, the Company is required to either a) reinvest any proceeds received from the above sale in its business or in assets useful to its business within 365 days of the closing of the sale or b) use such proceeds to repay debt. If the Company does not reinvest the proceeds, it must offer to repurchase the notes, pursuant to their respective terms, issued under the second priority senior secured notes indentures and senior subordinated notes at 100% plus accrued interest.

          The Credit Facility requires Communications to have a fixed charge coverage ratio as of the end of each fiscal quarter of at least 1.00 to 1. The fixed charge coverage ratio, as defined in the credit facility, generally measures the ratio of Communications' EBITDA (as defined in the Credit Facility) to the sum of its capital expenditures, cash interest expense, debt principal payments and taxes paid or payable in the preceding four fiscal quarters, subject to certain adjustments, including an adjustment to exclude from the calculation any portion of the ratio components that are attributable to any business or assets disposed of during the four fiscal quarters preceding the measurement date. Assuming the sale to QUESTEX Media Group closes as anticipated, it will be required to exclude any portion of its EBITDA (as defined) related to the sale when Communications calculate its compliance with the fixed charge coverage ratio as of June 30, 2005. As a result, Communications' fixed charge coverage ratio may be below the required level unless it either reinvests the proceeds from the sale in EBITDA (as defined) generating assets or pays down debt prior to June 30, 2005. If Communications does not comply with this fixed charge coverage ratio, it will need to request a waiver of this financial covenant from its lenders under the Credit Facility. The Company can provide no assurance that it will be able to obtain such waiver, which could lead to an event of default under the credit agreement.

          In addition, Communications' credit facility, the second priority senior secured notes and senior subordinated notes impose substantial restrictions on Communications' ability to pay dividends. The restricted payments covenants provides that Communications can pay dividends only if its leverage ratio (as defined) is 6.00 to 1 or better and only from the amount by which its cumulative EBITDA (as defined) since January 1, 2001 exceeds 150% of its cumulative interest expense in that same period. Assuming the sale to QUESTEX Media Group is completed as anticipated, for purposes of computing Communications' leverage ratio, Communications will be required to exclude any EBITDA (as defined) related to the sale and under the senior subordinated notes indenture, and it will not be permitted to net any proceeds from the sale against the amount of the Company's outstanding indebtedness. As a result, unless Communications uses the proceeds from the sale to repay indebtedness or invest in a business that generates additional EBITDA (as defined), the Company does not currently anticipate that Communications' leverage ratio will meet the requirements required for it to be permitted to pay dividends to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

        This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements, including statements about plans and objectives of management, potential acquisitions, market growth and opportunity. These forward-looking statements are neither promises nor guarantees and involve risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. You should not expect that these forward-looking statements will be updated or supplemented as a result of changing circumstances or otherwise, and we disavow and disclaim any obligation to do so. Important cautionary statements and risk factors that would affect actual results are discussed in the our periodic reports and registration statements filed with the Securities and Exchange Commission, including those under the caption entitled "Factors Which May Affect Future Results" in our 2004 annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2005.

Overview

        We are a worldwide provider of integrated, B-to-B marketing communications products and services for targeted industry sectors, principally through tradeshows and conferences and through controlled circulation trade, business and professional magazines. We also provide a broad range of other market development products, including classified advertising, direct mail services, reprints, database marketing, guides, and reference books.

        We report our business in three segments:

  •
  tradeshows and conferences, which consists primarily of the management of tradeshows and seminars held in convention and conference centers;

  •
  trade publications, which consists primarily of the creation and distribution of controlled circulation trade, business and professional magazines; and

  •
  direct marketing products and other, which consists primarily of sales of a variety of direct mail and database products, magazine editorial reprints and classified advertising.

        In addition to our tradeshows, trade publications and market development, we deliver our integrated B-to-B marketing communications products and services to our customers using the internet. For discussion purposes, we have included our internet activity in our market development segment.

        Tradeshows and conferences accounted for approximately 54% and 57% of total revenue in the three months ended March 31, 2005 and 2004, respectively. Trade publications accounted for approximately 41% and 39% of total revenue in the three months ended March 31, 2005 and 2004, respectively, while direct marketing products and other accounted for approximately 5% and 4% of total revenue in the three months ended March 31, 2005 and 2004, respectively. Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC tradeshows and our other large tradeshows and conferences. Because tradeshows and conferences revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of tradeshow dates from one quarter to another.

Recent Developments

        On April 2, 2005, we and certain of our subsidiaries (Advanstar Communications Inc., Advanstar Expositions Canada Limited, and Advanstar.com, Inc.) signed a definitive asset and share purchase agreement providing for the sale of certain business assets and liabilities associated with our tradeshows and conferences, trade publications and direct marketing products in the following primary industries: Information Technology & Communications, Travel/Hospitality, Beauty, Home Entertainment, Abilities

and Portfolio, including the shares of our Brazilian and Hong Kong subsidiaries (collectively the "Portfolio Group"), to QUESTEX Media Group, a company formed by Audax Private Equity Fund, L.P.. We expect the sale of the Portfolio Group to close by the end of May 2005, subject to buyer financing and customary closing conditions.

        Operating results of the Portfolio Group, included in continuing operations in the consolidated statements of operations, for quarter ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
	2005	2004
Revenue	$23,433	$31,285
Cost of production and selling	18,657	20,848
General and administrative	951	922
Depreciation and amortization	1,557	1,241
Provision (benefit) for income taxes	2,058	(938)

        We will report the net assets and operating results of the Portfolio Group as discontinued operations beginning in the second quarter of 2005, assuming the sale is completed as expected.

        On a pro forma basis, excluding the revenues of the Portfolio Group, tradeshows and conferences would have accounted for approximately 58% and 57% of our total revenue in the quarter ended March 31, 2005 and 2004, respectively; trade publications would have accounted for 37% and 39% of our total revenue in the quarter ended March 31, 2005 and 2004, respectively; and direct marketing products would have accounted for 5% and 4% of our total revenue in the quarter ended March 31, 2005 and 2004, respectively.

Industry Trends and Developments

        Our first quarter 2005 results were impacted by the effects of tradeshow timing shifts and investments in Life Sciences and Powersports operating groups. Revenue for the quarter reflects the shift of four tradeshows held in the first quarter of 2004 to the second quarter of 2005 and the shift of one tradeshow from the second quarter of 2004 to the first quarter of 2005.

        Our tradeshows and conferences continued to perform well in 2005. Revenue in the first quarter from MAGIC, Dealer Expo and our IVT pharmaceutical conferences increased $4.8 million, or 12.2%, compared to the first quarter of 2004. We also launched the Off Road Impact tradeshow and conference complementing our 2004 launches of Dirt Sports and Off Road Retailer magazines. Results for the first quarter of 2005 were negatively impacted by the effects of tradeshow timing shifts discussed above.

        The principal drivers of the decline in results in our publishing segment in the first quarter of 2005 are a shift in issue timing for our pharmaceutical publications linked to a timing shift of the industry's leading tradeshow, continued weakness in the traveling nursing market, a softening pace of market spending in the veterinary markets, a decline in our healthcare special projects and continued softness in the technology and travel markets.

        We have identified new opportunities and initiatives that we will be pursuing in 2005, including opportunities to expand customer relationships and our market position in our MAGIC events and the development of a stand alone Continuing Medical Education business and other diversified customer offerings in our healthcare sector. We also recently announced the launch of our Arenacross Championship Motorcycle Racing series in conjunction with our existing international motorcycle show series.

Presentation of Financial Information

Acquisitions and divestitures

        On March 8, 2004, we purchased a portfolio of pharmaceutical industry specific magazines and conferences from the Institute of Validation Technology, Inc. ("IVT") for $7.9 million in cash. In addition, we will pay additional contingent cash consideration based upon 2004 and 2005 operating results generated from the acquired assets and their continued employment with us. Operating results for the first quarter of 2005 include $0.3 million in compensation expense to reflect the accrual of the 2005 component of the expected contingent payment.

        We have accounted for our acquisitions under the purchase method of accounting. Accordingly, our results of operations include the effect of these acquisitions from the date of purchase.

        On April 2, 2005, we committed to the sale of the Portfolio Group to QUESTEX Media Group for $185 million, plus the assumption of certain liabilities (including without limitation deferred liabilities), less a $7 million working capital adjustment, and a post-closing distribution to Communications from its Brazilian subsidiary, subject to regulatory approval. We expect the transaction to close by the end of May 2005. Operating results of the Portfolio Group are included in continuing operations for the three months ended March 31, 2005 and 2004. See "—Recent Developments" for further information on the divestiture of the Portfolio Group.

        In the third quarter of 2004, we sold our German tradeshow business ("DMS") for $1.7 million in cash. As a result of the sale of DMS we recorded a goodwill impairment of $6.2 million. Total revenue and contribution margin in the first quarter of 2004 were not material.

        In the second quarter of 2004, we sold our 65% ownership in our French joint venture ("SeCA"), which consisted of one tradeshow, for $3.1 million in cash. In conjunction with our sale of SeCA we recorded a goodwill impairment charge of $9.4 million, net of minority interest. Total revenue and contribution margin for SeCA, net of minority interest, in the first quarter of 2004 were not material.

        In the first quarter of 2004, we sold our art industry tradeshows and magazines for a total sales price of $19.6 million in cash ("Art Group"). Total revenue and contribution margin for the Art group in the first quarter of 2004 were $8.5 million and $3.4 million, respectively.

Sources of Revenue

Tradeshows and conferences

        The tradeshows and conferences segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at our events. In 2004, approximately 77% of our tradeshows and conferences revenue was from the sale of exhibit space. Events are generally held in major metropolitan or convention areas such as New York City and Las Vegas. At many of our tradeshows, a portion of exhibit space is reserved as much as a year in advance. The sale of exhibit space is generally impacted by the ongoing quality and quantity of attendance, venue selection and availability, industry cycle and general market conditions. Revenue and related direct event expenses are recognized in the month in which the event is held. An event is billed and cash is collected in advance and is recorded on our consolidated balance sheet as deferred revenue until the event has been held.

Trade publications

        The trade publications segment derives revenue principally from the sale of advertising in our B-to-B magazines. Additionally, certain publications derive revenue from paid subscriptions and custom publishing and projects. Paid subscriptions comprise less than 3% of total publishing revenue. Most publications are produced monthly with advertising sold on either a scheduled or single insertion basis. The sale of advertising is generally impacted by new product releases, circulation quality, readership, and general market conditions. Advertising revenue is recognized on the publication issue date, and subscription revenue, if any, is recognized over the subscription period. Custom project contract revenue with both conference and print elements are deferred and not recognized until all elements are delivered. Customer advances are recorded when cash is received in anticipation of future advertising unrelated to a specific publication issue.

        Our publishing properties operate in many different markets and industries, which are subject to economic conditions prevalent in those industries. Accordingly, publishing revenues may fluctuate in connection with the markets in which we operate.

Direct marketing products and other

        The direct marketing products and other segment derives its revenue from the sale of value-added marketing products such as print and internet based classified advertising, direct mail services, reprints, database marketing, directories, guides and reference books. These products complement and utilize the content or databases generated by our tradeshows, conferences and publications. The sale of these products is generally impacted by the success of the event or publication from which these products are derived, the quality of the sales team and general market conditions. Revenue is generally recognized when the applicable product is shipped or otherwise delivered.

Components of Expenses

Tradeshows and conferences

        Costs incurred by the tradeshows and conferences segment include facility rent, attendee and exhibitor promotion and on-site services such as registration, security and set-up. Exhibitors generally contract directly with third parties for on-site services such as electrical services and booth set-up. Staff salaries and related payroll expenses are treated as monthly period expenses. All other direct costs are expensed when the event occurs.

Trade publications

        Costs incurred by the trade publications segment include printing, paper and postage; selling and promotion; editorial and prepress; and circulation acquisition and fulfillment. Additionally, publisher and sales staff costs, and production, editorial and circulation staff costs, with related payroll taxes and benefits, are charged to the publications segment. We outsource the actual printing of our publications. Printing, paper and postage costs are charged to operations at the time of publication issuance. All other direct costs are charged to operations when incurred.

Direct marketing products and other

        Costs of the direct marketing products and other segment include printing and distribution costs, database administration fees and selling and product development staff costs. All direct costs are expensed when incurred.

Selected Financial Data

        The following table sets forth selected statements of operations and other financial data.

	Three Months Ended Mach 31,
	2005	2004
	(in thousands)
Income Statement Data:
Revenue
Trade shows and conferences	$62,054	$68,225
Publications	46,194	47,131
Market development and other	5,758	4,993

Total revenue	114,006	120,349
Cost of production and selling
Trade shows and conferences	25,760	29,297
Publications	35,018	33,910
Market development and other	4,370	3,350

Total cost of production and selling	65,148	66,557
General and administrative expenses	14,353	11,699
Depreciation and amortization	11,620	11,532

Operating income	22,885	30,561
Other income (expense):
Interest expense	(23,193)	(23,048)
Other income (expense), net	(70)	1,324

(Loss) income from continuing operations before income taxes and minority interests	(378)	8,837
Provision for income taxes	3,449	3,165
Minority interests	(646)	(550)

(Loss) income from continuing operations	(4,473)	5,122
Discontinued operations (see Note 3):
(Loss) income from operations of discontinued businesses	(44)	6,180

Net (loss) income	$(4,517)	$11,302

Results of Operations

        Due to the proposed divestiture of the Portfolio Group, we expect our future results of operations to differ materially from the historical results of operations presented below. See "—Recent Developments" for further information.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

Revenue

        Revenue in the first quarter of 2005 declined 5.3% to $114.0 million from $120.3 million in the first quarter of 2004 due primarily to tradeshow timing shifts in the first quarter.

        Revenue from tradeshows and conferences declined 9.0%, or $6.1 million, to $62.1 million from $68.2 million in the first quarter of 2004. Four tradeshows held in the first quarter of 2004 shifted to the second quarter of 2005 and one tradeshow shifted from the second quarter of 2004 to the first quarter of 2005. This shift in tradeshow timing resulted in a quarter over quarter net reduction to revenue of $8.1 million.

        Revenue in the first quarter from Advanstar's MAGIC, Dealer Expo and IVT pharmaceutical conferences increased $4.8 million, or 12.2%, compared to the first quarter of 2004. Square footage of our MAGIC event grew by 3.8% over the spring of 2004. Our Powersports events increased square footage by 2.4%, primarily due to the launch during the quarter of the Off Road Impact tradeshow and conference which complements our 2004 launches of Dirt Sports and Off Road Retailer magazines. Off Road Impact generated revenue of $0.4 million in the first quarter of 2005. Our IMS consumer motorcycle tour declined $0.5 million or 5.7% due to holding seven events in the first quarter of 2005 compared with eight in the same period last year and from the impact of a snowstorm on our IMS New York event for which we have filed a claim under our expo cancellation insurance policy. Revenue generated from these tradeshows and conferences was also partially offset by the effect of holding two fewer events serving the East Coast fashion and technology markets.

        Revenue from publications in the first quarter of 2005 declined 2.0%, or $0.9 million, to $46.2 million from $47.1 million in the first quarter of 2004. Advertising pages declined by 453 pages or 5.0% in the first quarter of 2005 compared to the first quarter of 2004. The decline in revenue and advertising pages is due primarily to a shift in issue timing due to tradeshow timing shifts, continued weakness in the traveling nursing market, a softening pace of market spending in the veterinary markets, a decline in our healthcare special projects, and continued softness in the technology and travel markets. These revenue declines were partially offset by improved results from our publications serving the automotive market, including Motor Age, Aftermarket Business, Dealernews and Auto Body Repair News, and the launch in September 2004 of Dirt Sports and Off Road Retailer magazines.

        In the first quarter of 2005, revenue from our direct marketing products and other segment increased 15.3%, or $0.8 million, to $5.8 million from $5.0 million in the first quarter of 2004. This increase is primarily due to web initiatives in our Life Sciences group.

Cost of production and selling

        Cost of production and selling expenses in the first quarter of 2005 declined 2.1% to $65.1 million from $66.6 million in the first quarter of 2004.

        Expenses of tradeshows and conferences in the first quarter of 2005 decreased 12.1%, or $3.5 million, to $25.8 million from $29.3 million in the first quarter of 2004. The shift in timing of the five events discussed above resulted in a decline in tradeshow and conference expenses of approximately $3.6 million.

        Expenses of trade publications in the first quarter of 2005 increased 3.3%, or $1.1 million, to $35.0 million from $33.9 million in the first quarter of 2004. The increase is primarily due to increased paper, printing and selling costs. Paper prices increased 14% and printing costs increased 2% compared to the first quarter of 2004. Selling costs increased as a result of the launch of Dirt Sports and Off Road Retailer as discussed above.

        Expenses of direct marketing products and other in the first quarter of 2005 increased 30.5%, or $1.0 million, to $4.4 million from $3.3 million in the first quarter of 2004. We incurred an additional $0.7 million in staffing and consulting costs related to a realignment of our project business and the launches of publications and tradeshows serving the powersports markets.

General and administrative expenses

        General and administrative costs increased 22.7%, or $2.7 million, to $14.4 million in the first quarter of 2005 from $11.7 million in the first quarter of 2004 due to $0.7 million of investments in our group management team, primarily related to our Life Sciences group, $0.6 million of costs related to strategic consulting and marketing initiatives, $0.4 million of foreign exchange losses, a $0.3 million contingent employee compensation payment related to the IVT acquisition and an increase of $0.4 million for audit, tax and Sarbanes-Oxley consulting services.

Interest expense

        Interest expense in the first quarter of 2005 increased $0.2 million, or 0.6%, to $23.2 million from $23.0 million in the first quarter of 2004 due to the non cash accretion of the Discount Notes, partially offset by a reduction in cash payments on our interest rate collar agreement. In the first quarter of 2004 we made payments of $0.9 million on this agreement, which expired in February 2004. We currently have no plans to hedge our remaining floating rate debt.

        At March 31, 2005, $605.7 million, or 80%, of our total debt is at a fixed rate with the balance subject to interest rate fluctuations. A 100 basis point increase in interest rates on our current variable rate debt would result in an increase in annual interest expense of $1.5 million.

Other income (expense), net

        The decline in other income is due to a first quarter 2004 gain of $1.3 million related to our interest rate protection agreements, which expired in February 2004.

Provision (benefit) for income taxes

        The provision for income taxes was $3.4 million in the first quarter of 2005 compared to $3.2 million in the first quarter of 2004. The provision relates to income taxes in certain foreign jurisdictions and a deferred tax provision related to the basis of goodwill for tax purposes being less than the carrying value of goodwill for financial reporting purposes. We recorded no income tax benefit related to the net operating losses we generated during 2005 or 2004 because we have established a valuation allowance to offset any related tax benefits due to uncertainty about realization of these benefits.

Discontinued operations

        In March 2004, we sold the Art Group, which included three tradeshows and two publications, for $19.6 million in cash. We recorded an after tax gain on the sale of $3.4 million.

        In August 2004, we sold SeCA for $3.1 million in cash.

        In September 2004, we sold DMS for $1.7 million in cash.

        See further information regarding discontinued operations of the Art Group, SeCA and DMS in "—Presentation of Financial Information- Acquisitions, Joint Ventures and Divestitures."

Liquidity and Capital Resources

        Due to the proposed divestiture of the Portfolio Group, we expect our future cash flows to differ materially from the historical cash flows presented below. See "—Recent Developments" and "—Debt Service" for further information.

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

        Our principal source of cash is dividends from Communications. The credit facility, senior subordinated notes and senior subordinated notes described below are obligations of Communications and impose limitations on its ability to pay dividends to us. Assuming the sale of the Portfolio Group closes by June 30, 2005 as currently anticipated, for purposes of computing Communications' leverage ratio, Communications will be required to exclude any EBITDA (as defined in the Credit Facility) related to the Portfolio Group and under the senior subordinated notes indenture, will not be able to net any proceeds from the sale of the Portfolio Group assets against the amount of Communications' outstanding indebtedness. As a result, until Communications uses the proceeds from the sale of the Portfolio Group to repay indebtedness or invest in a business that generates additional EBITDA (as defined), we do not currently anticipate that Communications' leverage ratio will meet the level required for it to pay dividends to us.

        Communications' principal cash needs are for debt service, capital expenditures and strategic acquisitions, as well as to provide us with cash to finance our cash needs. Its principal sources of liquidity will be cash flow from operations and borrowings under its credit facility.

Sources and uses of funds

        We generally operate with negative working capital, excluding cash and current maturities of long-term debt, due to the impact of deferred revenue from tradeshows, which is billed and collected as deposits up to one year in advance of the respective tradeshow. Consequently, our existing operations are expected to maintain very low or negative working capital balances, excluding cash and current maturities of long-term debt.

        Operating cash flows may be significantly affected by the working capital fluctuations of our business, in particular the tradeshows and conferences business. Deferred revenue increases on the balance sheet in the quarters immediately preceding our busy first quarter tradeshow season as we collect deposits for booth space several months in advance of the tradeshows. Revenue and contribution margin are recognized in the quarter that the events are held, releasing the deferred revenue from the balance sheet, which results in a reduction to our operating cash flow.

        We anticipate that our operating cash flow, together with borrowings under the credit facility (assuming continued compliance with the covenants contained therein or a modification thereof) and other future financings and refinancings, will be sufficient to fund our anticipated future operating expenses, capital expenditures, debt service and other obligations as they become due. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

        As of March 31, 2005, we had cash and cash equivalents of $39.1 million. The following table shows our cash flow activity for the three months ended March 31, 2005 and 2004, and should be read in conjunction with the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net cash provided by operating activities	$3,971	$2,310
Net cash (used in) provided by investing activities	(1,525)	9,498
Net cash used in financing activities	(4,888)	(9,128)
Effect of exchange rate changes on cash	251	(99)

Net (decrease) increase in cash and cash equivalents	$(2,191)	$2,581

        The $1.7 million increase in cash provided by operating activities in the first quarter of 2005 as compared to the first quarter of 2004 was primarily due to the increased cash collections in 2005 attributable to tradeshow timing. Cash provided by operating activities in the first quarter of 2005 was negatively impacted by a decline in net income less non-cash expenses. Cash inflows generated by net income in the first quarter of 2005 less non-cash expenses were used primarily to pay cash interest of $13.5 million, to pay debt principal of $4.9 million, and to fund capital purchases of $1.5 million. Cash provided by operating activities in the first quarter of 2004 was negatively impacted by tradeshow timing as cash for events held in the first quarter of 2004 was collected in the fourth quarter of 2003.

        Net cash used in investing activities decreased $11.0 million to a use of $1.5 million in the first quarter of 2005, from $9.5 million provided by investing activities in the first quarter of 2004. This decrease was principally due to the proceeds received in the first quarter of 2004 from the sale of the Art Group for $19.5 million in cash, partially offset by $8.0 million in cash used for the acquisition of IVT in the first quarter of in 2004. We consummated no acquisitions in the first quarter of 2005. Our business strategy includes the consummation of strategic acquisitions. In connection with any future acquisitions, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments. Consistent with our longstanding strategy, we continue to pursue potential acquisitions of complementary businesses.

        We incurred capital expenses of $1.5 million and $2.0 million in the first quarter of 2005 and 2004, respectively. We anticipate that we will spend less than $10.0 million on capital expenditures in 2005, which will be funded by cash flows from operations. The majority of these expenditures are related to expansions and enhancements to our IT and communications infrastructure and management and operating group information systems. We believe that this amount of capital expenditure will be adequate to grow our business according to our business strategy and to maintain the key tradeshows, publications and business that will remain following the sale of the Portfolio Group.

        Cash used in financing activities in the first quarter of 2005 was $4.9 million compared to $9.1 million in the first quarter of 2004. We repaid $4.9 million of our Term Loan B and Second Priority Senior Secured Notes during the first quarter of 2005. During the first quarter of 2004 we repaid $8.0 million on our revolving credit facility and $0.8 million of our Second Priority Senior Secured Notes.

Debt service

        As of March 31, 2005, we had total indebtedness of $754.2 million and $59.1 million of borrowings available under Communications' Credit Facility, subject to customary conditions.

        We have entered into a definitive purchase agreement to sell certain of our assets for $185 million, less a $7 million working capital adjustment, and a post-closing distribution to Communications from its Brazilian subsidiary, subject to regulatory approval. We expect the sale to close by the end of May 2005. We have not yet determined how we will apply the proceeds and cannot assure you that we will apply them in a manner you may deem optimal. Under each of Communications' indentures and the indenture governing our notes, we are required to either a) reinvest such proceeds in our business or in assets useful to our business within 365 days of the closing of the sale or b) use such proceeds to repay debt. If we do not so apply the proceeds, we must offer to repurchase the notes, pursuant to their respective terms, issued under the second priority senior secured notes indentures at 100% plus accrued interest.

        Our credit facility requires Communications to have a fixed charge coverage ratio as of the end of each fiscal quarter of at least 1.00 to 1. The fixed charge coverage ratio, as defined in the credit facility, generally measures the ratio of Communications' EBITDA (as defined) to the sum of our capital expenditures, cash interest expense, debt principal payments and taxes paid or payable in the preceding four fiscal quarters, subject to certain adjustments, including an adjustment to exclude from the calculation any portion of the ratio components that are attributable to any business or assets disposed of during the four fiscal quarters preceding the measurement date. Assuming the sale of the Portfolio Group closes as anticipated, it will be required to exclude any portion of its EBITDA (as defined) related to the Portfolio Group when Communications calculates its compliance with the fixed charge coverage ratio as of June 30, 2005. As a result, Communications' fixed charge coverage ratio may be below the required level unless it either reinvests the proceeds from the sale in EBITDA (as defined) generating assets or pay down debt prior to June 30, 2005. If Communications does not comply with this debt coverage ratio, it will need to request a waiver of this financial covenant from its lenders under the credit facility. We can provide no assurance that we will be able to obtain such waiver, which could lead to an event of default under the credit agreement.

        Our principal debt obligations are described below.

Credit facility

        Communications' Credit Facility consists of a $60.0 million revolving credit facility and $20.4 million outstanding under the Term Loan B facility. The revolving credit facility will terminate in April 2007 and the Term Loan B matures in October 2008. Borrowings under the Credit Facility generally bear interest based on a margin over, at Communications' option, the base rate or LIBOR. The applicable margin for revolving credit loans varies based upon Communications' ratio of consolidated debt to EBITDA (as defined) and is currently 3.75% over LIBOR and 2.50% over the base rate. The applicable margin for the Term Loan B varies based upon the rating assigned by S&P and Moody's to our Credit Facility and is currently 4.50% over LIBOR and 3.25% over the base rate. Communications' obligations under the credit facility are guaranteed by Advanstar Holdings Corp. ("Advanstar Holdings"), our parent company, us and all Communications' existing and future domestic subsidiaries and are collateralized by substantially all of the assets of Communications' and the subsidiary guarantors, including a pledge of the capital stock of all Communications' existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by Communications or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of Communications and our domestic subsidiaries, a pledge of Communications' and Advanstar IH, Inc.'s capital stock by us, and a pledge of our capital stock by Advanstar Holdings.

The Credit Facility contains restrictive covenants, which require Communications to, among other things, maintain a minimum fixed charge coverage ratio as described above.

Second priority senior secured notes

        Communications' $128.1 million of floating rate notes mature in 2008 and the $300 million of fixed rate notes mature in 2010. The notes of each series are guaranteed by each of Communications' existing and future domestic restricted subsidiaries and collateralized by second-priority liens on the assets collateralizing Communications' credit facility (other than certain subsidiary stock and assets of its parent companies). The fixed rate notes bear interest at an annual rate of 10.75% and the floating rate notes bear interest at an annual rate equal to the three-month LIBOR, which is reset quarterly, plus 7.50%. Interest on the fixed rate notes is payable semi-annually in cash and interest on the floating rate notes, along with amortization of 0.25% of the principal of such floating rate notes, is payable quarterly in cash. The notes contain restrictive covenants that, among other things, limit Communications' ability to incur debt, pay dividends and make investments.

Senior subordinated notes

        Communications' $160 million 12% senior subordinated notes mature in 2011 and are guaranteed by each of Communications' existing and future domestic restricted subsidiaries. Interest on the notes is payable semi-annually in cash. The notes contain restrictive covenants that, among other things, limit Communications' ability to incur debt, pay dividends and make investments.

Senior discount notes

        As part of the financing for the acquisition of substantially all of the common stock of Holdings, our parent company, by certain DLJ Merchant Banking funds in October 2000, we issued senior discount notes due October 2011 with a principal amount at maturity of $103.2 million. Concurrently with the closing of the offering of Communications' 12% senior subordinated notes, we sold additional senior discount notes due October 2011 with an additional aggregate principal amount at maturity of $68.6 million. These notes do not require cash interest payments until 2006 and contain restrictive covenants that, among other things, limit our ability and that of our subsidiaries to incur debt, pay dividends and make investments. However, we are a holding company and our ability to pay interest on these notes will be dependent upon the receipt of dividends from our subsidiaries. Communications' credit facility, the senior subordinated notes and second priority senior secured notes impose substantial restrictions on our subsidiaries' ability to pay dividends.

        For example, the restricted payments covenants in our senior secured notes indenture and our senior subordinated notes indenture, provide that we can pay dividends only if our leverage ratio (as defined) is 6.00 to 1 or better and only from the amount by which our cumulative EBITDA (as defined) since January 1, 2001 exceeds 150% of our cumulative interest expense in that same period. Assuming the Portfolio Group is sold as anticipated, for purposes of computing Communications' leverage ratio, Communications will be required to exclude any EBITDA (as defined) related to the Portfolio Group and under the senior subordinated notes indenture, and it will not be permitted to net any proceeds from the sale of the Portfolio Group assets against the amount of our outstanding indebtedness. As a result, unless Communications uses the proceeds from the sale of the Portfolio Group to repay indebtedness or invest in a business that generates additional EBITDA (as defined), we do not currently anticipate that Communications' leverage ratio will meet the requirements required for it to be permitted to pay dividends to us.

Contractual and contingent obligations

        Our contractual obligations (excluding accounts payable and accrued expenses), as of March 31, 2005 are as set forth below (in millions):

	Payments Due By Period
	2005(1)	2006	2007	2008	2009	2010	After 2010	Total
Indebtedness	$1.0	$1.3	$1.3	$144.9	$—	$300.0	$331.8	$780.3
Interest on indebtedness(2)	54.1	92.9	92.7	88.4	77.2	78.8	49.2	533.3
Operating lease obligations	5.2	6.3	5.1	4.6	3.0	1.2	0.5	25.9

Total Contractual Cash Obligations	$60.3	$100.5	$99.1	$237.9	$80.2	$380.0	$381.5	$1,339.5

(1)
For the period from April 1, 2005 through December 31, 2005.

(2)
Interest on the second priority floating rate notes, revolving credit facility and Term Loan B is calculated using LIBOR of 2.87%, the rate in effect on March 31, 2005. Because the floating rate notes, revolving credit facility and Term Loan B bear interest at a variable rate, actual payments could differ.

        We have no material capital lease obligations or purchase obligations. Our contingent obligations are primarily composed of $0.9 million of letters of credit and our interest rate and foreign currency derivatives discussed more fully below in "Item 3. Quantitative and Qualitative Disclosure About Market Risk."

Off-balance sheet arrangements

        We have no material off-balance sheet arrangements.

Recently Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, "Share-Based Payment" which revises SFAS 123 and supersedes APB 25. This statement establishes standards relating to accounting for transactions in which equity instruments are exchanged for goods or services. Under this statement, the Company must measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the date of grant. This cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period). We are required to adopt the provisions of this standard effective January 1, 2006. We are currently evaluating the impact of this standard. The adoption of this standard will result in an increase in compensation expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to various market risks, which is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. However, we do enter into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates.

Interest rates

        At March 31, 2005, we had fixed rate debt of $604.8 million and variable rate debt of $148.5 million. The annual pre-tax earnings and cash flows impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant would be approximately $1.5 million per year.

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

        Our strategy for management of currency risk relies primarily on conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of March 31, 2005, we had no open foreign exchange derivative contracts.

ITEM 4. CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.    Advanstar's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        Changes in internal controls.    There were no changes during the first fiscal quarter in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II OTHER INFORMATION

Item 6.	Exhibits
	31.1	Certification of principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
	31.2	Certification of principal financial officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
	32.1	Certification of principal executive officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act
	32.2	Certification of principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANSTAR, INC.
MAY 16, 2005	/s/ DAVID W. MONTGOMERY David W. Montgomery Vice President-Finance, Secretary and Chief Financial Officer (Principal Financial Officer and Authorized Representative of the Registrant)

EXHIBIT INDEX

Exhibit No.	Document
31.1	Certification of principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification of principal financial officer required by Rule 13a-14(a) or 15d- 14(a) of the Exchange Act
32.1	Certification of principal executive officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act
32.2	Certification of principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act

QuickLinks

SIGNATURES
EXHIBIT INDEX