Form 10-Q
period 2005-06-30
ADVANSTAR INC
filed 2005-08-15
CIK 1064243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2005

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

As of August 15, 2005, 100 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION

Advanstar, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,393	$41,328
Accounts receivable, net of allowance of $741 and $675 at June 30, 2005 and December 31, 2004	28,170	27,047
Prepaid expenses	7,129	6,417
Other	2,778	2,450
Current assets of discontinued operations and assets held for sale	694	2,690

Total current assets	77,164	79,932

Due from parent	334	256

Property, plant and equipment, net	17,788	19,331

Intangible and other assets:
Goodwill	585,553	586,967
Intangibles and other, net	72,509	92,587

Total intangible and other assets, net	658,062	679,554

Non current assets of discontinued operations and assets held for sale	8,794	135,837
	$762,142	$914,910

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$201	$1,300
Accounts payable	14,644	13,578
Accrued compensation	3,893	7,494
Other accrued expenses	28,412	32,981
Deferred revenue	37,453	39,323
Current liabilities of discontinued operations and assets held for sale	870	15,886

Total current liabilities	85,473	110,562

Long-term debt, net of current maturities	612,936	752,019
Deferred income taxes	29,190	8,506
Other long-term liabilities	3,652	4,229
Long term liabilities of discontinued operations and assets held for sale	—	13,371

Commitments and contingencies

Stockholder’s equity:
Common stock, $.01 par value, 10,000 shares authorized; 100 shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Capital in excess of par value	370,424	370,424
Accumulated deficit	(345,804)	(350,446)
Accumulated other comprehensive income	6,271	6,245

Total stockholder’s equity	30,891	26,223
	$762,142	$914,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar, Inc.

Condensed Consolidated Statements of Operations

(In thousands)

	For the Three Months Ended June 30,
	2005	2004
	(unaudited)

Revenue	$55,990	$56,445

Operating expenses:
Cost of production (excluding depreciation)	11,293	9,935
Selling, editorial and circulation (excluding depreciation)	26,912	27,814
General and administrative (excluding depreciation)	9,866	9,643
Restructuring charge	2,015	(3,895)
Amortization of intangibles	7,627	8,754
Depreciation	1,893	2,202

Total operating expenses	59,606	54,453

Operating (loss) income	(3,616)	1,992

Other income (expense):
Interest expense, net	(23,141)	(22,619)
Loss on extinguishment of debt (see Note 6)	(12,581)	—
Other income (expense), net	(35)	(264)

Loss from continuing operations before income taxes	(39,373)	(20,891)

Benefit for income taxes	(5,730)	(795)
Loss from continuing operations	(33,643)	(20,096)

Discontinued operations (see Note 3):
Income (loss) from operations of discontinued businesses, net of taxes	42,802	(7,468)

Net income (loss)	$9,159	$(27,564)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar, Inc.

Condensed Consolidated Statements of Operations

(In thousands)

	For the Six Months Ended June 30,
	2005	2004
	(unaudited)

Revenue	$146,562	$142,053

Operating expenses:
Cost of production (excluding depreciation)	27,519	25,129
Selling, editorial and circulation (excluding depreciation)	57,103	55,005
General and administrative (excluding depreciation)	22,659	20,098
Restructuring charge	2,015	(3,895)
Amortization of intangibles	15,296	16,549
Depreciation	4,181	4,182

Total operating expenses	128,773	117,068

Operating income	17,789	24,985

Other income (expense):
Interest expense, net	(46,421)	(45,772)
Loss on extinguishment of debt (see Note 6)	(12,581)	—
Other income (expense), net	(18)	1,030

Loss from continuing operations before income taxes	(41,231)	(19,757)

(Benefit) provision for income taxes	(3,935)	1,076
Loss from continuing operations	(37,296)	(20,833)

Discontinued operations (see Note 3):
Income from operations of discontinued businesses, net of taxes	41,938	4,571

Net income (loss)	$4,642	$(16,262)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	For the Six Months Ended June 30,
	2005	2004
	(unaudited)
Operating activities:
Net income (loss)	$4,642	$(16,262)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of intangible assets	2,272	—
Impairment of goodwill	—	9,420
Depreciation and amortization	22,431	24,548
Restructuring charge	—	(3,895)
Write-off of deferred financing costs	3,517	—
Gain on derivative financial instruments	(52)	(1,264)
Losses of minority interest holders	566	689
Noncash interest expense	13,575	11,809
Gain on sale of business and other assets	(53,053)	(906)
Deferred income taxes	10,940	3,740
Provision for bad debts	471	806
Changes in operating assets and liabilities	(19,005)	(32,366)

Net cash used in operating activities	(13,696)	(3,681)

Investing activities:
Additions to property, plant and equipment	(2,740)	(4,022)
Acquisitions of publications and trade shows, net of cash acquired	(476)	(8,088)
Proceeds from sale of business and other assets	166,739	19,511

Net cash provided by investing activities	163,523	7,401

Financing activities:
Proceeds from revolving credit loan	—	6,000
Payments on revolving credit loan	—	(14,000)
Payments of long-term debt	(152,117)	(2,050)
Deferred financing costs	(129)	(302)
Dividends paid to minority interest holders	(900)	—

Net cash used in financing activities	(153,146)	(10,352)

Effect of exchange rate changes on cash	384	(545)
Net decrease in cash and cash equivalents	(2,935)	(7,177)

Cash and cash equivalents, beginning of period	41,328	29,721

Cash and cash equivalents, end of period	$38,393	$22,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.                          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar, Inc. (“Advanstar”), its wholly owned subsidiary, Advanstar Communications Inc. (“Communications”), and Communications’ majority owned subsidiaries (collectively, the “Company”) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Management believes that all adjustments, consisting solely of normal recurring items considered necessary for a fair statement of financial position and results of operations, have been included.  These condensed consolidated financial statements, however, should be read in conjunction with the audited financial statements and the related notes included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2005 and the amendment to annual report on Form 10-K filed on Form 10-K/A on June 28, 2005.  The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005.

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

If the Company had elected to recognize compensation costs based on the fair value of the options granted as prescribed by SFAS No. 123, net income (loss) would have been decreased (increased) to the unaudited pro forma amounts indicated in the table below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss) —as reported	$9,159	$(27,564)	$4,642	$(16,262)
Less: pro forma stock based employee compensation	(1,970)	(705)	(2,806)	(1,382)
Net income (loss) —pro forma	$7,189	$(28,269)	$1,836	$(17,644)

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

3.                          Acquisitions and Divestitures

Acquisitions

On March 8, 2004, the Company purchased a portfolio of pharmaceutical industry conferences and magazines from the Institute of Validation Technology, Inc. (‘‘IVT’’) for $7.9 million in cash.  In addition, the Company may pay additional contingent cash consideration to the former shareholder based on 2004 and 2005 operating results of the acquired assets and their continued employment with the Company.  As of June 30, 2005, the Company has accrued $1.2 million of compensation expense payable to these former shareholders, of which $0.3 million and $0.6 million was expensed in the three and six months ended June 30, 2005. The payable is included in other accrued liabilities in the accompanying consolidated balance sheet as of June 30, 2005.

Divestitures and assets held for sale

The results and any gains or losses of the following divestitures (collectively, the “Disposed Businesses”) and assets held for sale have been reported in discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2005 and 2004.

The assets and liabilities of the following Disposed Businesses and assets held for sale are reported as assets and liabilities of discontinued operations and assets held for sale in the condensed consolidated balance sheet as of June 30, 2005 and December 31, 2004.

Art Group

On March 12, 2004, the Company completed the sale of its art industry tradeshows and magazines (the “Art Group”) for a total selling price of $19.6 million in cash.  The portfolio included three tradeshows and two publications.  The Company recorded a gain on the sale of $1.0 million.

Revenues of the Art Group, included in discontinued operations in the condensed consolidated statements of operations, were $8.5 million for the period from January 1, 2004 to March 12, 2004.

SeCA

On August 5, 2004, the Company completed the sale of its 65% ownership in its French joint venture (“SeCA”), which consisted of the operation of one tradeshow, for a total selling price of $3.1 million in cash.  In connection with the sale, the Company recorded a goodwill impairment charge of $14.5 million, before minority interest effect of $5.1 million ($9.4 million, net of minority interest), in the second quarter of 2004.  The impairment charge relates to the Company’s tradeshow reporting segment and was determined based upon the excess of the carrying value of the Company’s interest in SeCA over the selling price, less the costs incurred by the Company to sell SeCA.  This charge is reported separately as a component of discontinued operations for the three and six months ended June 30, 2004.

SeCA had $2.9 million in revenues, included in discontinued operations in the condensed consolidated statements of operations, for the three and six months ended June 30, 2004.

DMS

On September 8, 2004, the Company sold its German tradeshow business (“DMS”) for $1.7 million in cash.  In connection with the sale, the Company recorded a goodwill impairment charge of $6.2 million in the third quarter of 2004.  The amount of the impairment charge was determined based upon the excess of the carrying value of DMS over the selling price, less the costs incurred by the Company to sell DMS.  The Company is continuing to incur accounting and legal fees in connection with the closure of its DMS office. These costs will be reported in income (loss) from discontinued operations.

Revenues of DMS, included in discontinued operations in the condensed consolidated statements of operations, were $0.1 million for the six months ended June 30, 2004. DMS had no revenues for the three months ended June 30, 2004.

Portfolio Group

On May 23, 2005, the Company and certain affiliates (Communications, Advanstar Expositions Canada Limited and Advanstar.com) completed the sale of virtually all business assets and liabilities associated with its tradeshows and conferences, trade publications and direct marketing products in the following primary industries: Information Technology & Communications, Travel/Hospitality, Beauty, Home Entertainment, Abilities and Portfolio, including the shares of the Company’s Hong Kong subsidiaries (“the Sold Portfolio Group”).  The shares of the Company’s Brazilian subsidiary were sold to the same buyer in July 2005 after final regulatory approval. Collectively, the Sold Portfolio Group and Brazilian subsidiary are referred to as “the Portfolio Group.” The Company recorded a gain on the sale of $53.0 million.

The sale price for these assets and shares was $185 million in cash, plus the assumption by the purchaser of certain liabilities (including, without limitation, deferred revenue liabilities), less a $7 million working capital adjustment payable to the purchaser plus a post-closing distribution to the Company from its Brazilian subsidiary, subject to regulatory approval.  Approximately $7.8 million of the purchase price was held in escrow until the completion of the sale of the Company’s Brazilian subsidiary.  The Company received the $7.8 million from escrow in August 2005.

Revenues of the Portfolio Group, included in discontinued operations in the condensed consolidated statements of operations, were $25.5 million and $49.0 million for the three and six months ended June 30, 2005, and $26.5 million and $57.7 million for three and six months ended June 30, 2004.

East Coast Fashion

In the second quarter of 2005, the Company discontinued its East Coast Fashion group (“East Coast Fashion”) and recognized an impairment of the related intangibles at net book value of $2.3 million. This charge is reported separately as a component of discontinued operations for the three and six months ended June 30, 2005.

Revenues of the East Coast Fashion group included in discontinued operations in the condensed consolidated statements of operations were $0.9 million for the three and six months ended June 30, 2005 and $2.0 million and $5.2 million for three and six months ended June 30, 2004.

Other assets

In the second quarter of 2005, the Company committed to a plan to sell its Cleveland office building and land (“the Cleveland Office”) as a result of the sale of the Portfolio Group. At June 30, 2005, the Company reported this building and land as assets held for sale and ceased depreciation of these assets, effective second quarter of 2005.

The financial results of the Disposed Businesses included in discontinued operations in the accompanying condensed consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Income (loss) before income taxes (including goodwill impairment charge and gain on sale)	$57,329	$(7,690)	$58,765	$3,692
Income tax provision	14,607	4,654	16,261	3,504
Minority interests	80	4,876	(566)	4,383

Income (loss) from operations of discontinued businesses	$42,802	$(7,468)	$41,938	$4,571

The Company allocated goodwill to the Disposed Businesses and included the allocated goodwill in its determined gain or loss on disposal.  Goodwill allocated to the Art Group and the Portfolio Group is based on the relative fair values of the disposed business to the entire reporting unit prior to disposal.  SeCA and DMS were never integrated into the Company’s broader reporting units. Thus, the carrying amount of acquired goodwill for those businesses were included in the calculation of any gain or loss on disposal.

Goodwill allocated to the businesses disposed of and used in the calculation of the gain or loss on sale of the Disposed Businesses by reporting segment was as follows (in thousands):

	Tradeshows and Conferences	Trade Publications	Direct Marketing Products and Other	Corporate	Total

Three months ended June 30, 2005	$62,857	$52,873	$6,082	$—	$121,812

Three months ended June 30, 2004	3,296	—	—	—	3,296

Six months ended June 30, 2005	62,857	52,873	6,082	—	121,812

Six months ended June 30, 2004	16,560	3,346	—	—	19,906

The assets held for sale and discontinued operations of the Portfolio Group, East Coast Fashion and the Cleveland Office included in the condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004 are as follows (in thousands):

	June 30, 2005	December 31, 2004
	Assets Held For Sale	Assets Held For Sale	Discontinued Operations	Total

Assets
Accounts receivable	$45	$23	$219	$242
Prepaid expenses and other	649	980	1,468	2,448
Total current assets of discontinued operations and assets held for sale	694	1,003	1,687	2,690

Property, plant and equipment, net	4,746	4,791	1,031	5,822
Goodwill	3,484	2,462	118,327	120,789
Intangibles and other, net	564	710	8,516	9,226
Total non current assets of discontinued operations and assets held for sale	8,794	7,963	127,874	135,837

Liabilities
Accounts payable and other accrued expenses	391	438	2,374	2,812
Deferred revenue	479	1,677	11,397	13,074
Total current liabilities of discontinued operations and assets held for sale	870	2,115	13,771	15,886

Deferred income taxes	—	—	9,744	9,744
Other long term liabilities		—	48	48
Minority interests	—	—	3,579	3,579
Total long term liabilities of discontinued operations and assets held for sale	—	—	13,371	13,371
Net assets of discontinued operations and assets held for sale	$8,618	$6,851	$102,419	$109,270

The Portfolio Group, East Coast Fashion and the Cleveland Office assets included in assets held for sale and discontinued operations in the Company’s reportable segments as of June 30, 2005 and December 31, 2004 are as follows (in thousands):

	Tradeshows and Conferences	Trade Publications	Direct Marketing Products and Other	Corporate	Total

Segment assets at June 30, 2005	$4,742	$—	$—	$4,746	$9,488

Segment assets at December 31, 2004	71,997	54,626	6,082	5,822	138,527

4.                          Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

			Direct
	Tradeshows		Marketing
	and	Trade	Products
	Conferences	Publications	and Other	Total

Balance as of December 31, 2004	$398,582	$163,595	$24,790	$586,967
Goodwill acquired or completion of purchase price allocation	169	—	—	169
Foreign currency translation	(566)	(978)	(39)	(1,583)

Balance as of June 30, 2005	$398,185	$162,617	$24,751	$585,553

Trade exhibitor and advertiser lists are amortized on a double-declining balance method over six years and five years, respectively, subscriber lists and other intangible assets are amortized on a straight-line basis over three to ten years, and trademarks and trade names are amortized on a straight-line basis over twenty years.  These intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2005	2004

Trade exhibitor lists	$129,349	$129,691
Advertiser lists	46,783	46,712
Subscriber lists	15,230	15,238
Trade names and trademarks	17,982	17,982
Other intangible assets	20,258	19,928
Deferred financing costs	19,750	23,379

	249,352	252,930
Accumulated amortization	(176,843)	(160,343)

Total intangible and other assets, net	$72,509	$92,587

Estimated amortization expense of identified intangible and other assets for the remaining six months of 2005 and for the next five years is as follows (in thousands):

2005	$16,210
2006	23,974
2007	9,962
2008	6,479
2009	2,704
2010	1,784

5.                          Financial Derivative Instruments

The Company periodically uses derivative instruments to manage exposure to interest rates.  The Company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impact of these exposures.

Interest rate risk

Variable rate debt instruments are subject to interest rate risk.  In 2001 the Company entered into an interest rate collar agreement expiring February 2004 to manage its exposure to interest rate movements on a portion of its variable rate debt obligations.  The effective portion of the cumulative gain or loss on the interest rate collar agreement was reported as a component of accumulated other comprehensive income in stockholder’s equity and was recognized in earnings as the underlying interest expense is incurred.  The ineffective portion of the interest rate collar and swap agreements was recognized in current earnings.  The Company used a portion of these agreements as hedges of the Company’s second priority senior secured floating rate notes described below.  Gains and losses on the undesignated portion of these agreements at the end of each fiscal quarter (which are calculated as the net amount payable upon termination at the date of termination) were recognized in current earnings until expired.

In May 2003 the Company entered into an interest rate swap agreement expiring November 2005, and subsequently terminated the agreement in December 2003.  The net gain at termination of approximately $0.2 million will continue to be reported in accumulated other comprehensive income and amortized into earnings over the original contract term.

The Company had no derivatives in the consolidated balance sheet as of June 30, 2005.

Statement of operations

The following table summarizes the effects of SFAS No. 133 on the Company’s statement of operations related to the ineffective portion of the Company’s interest rate collar agreements and changes in the fair value of foreign exchange contracts not designated as hedging instruments for the three and six months ended June 30, 2005 and 2004:

	Interest Rate	Foreign
	Collar	Exchange
	Agreements	Contracts	Total

Three months ended June 30, 2005	$25	$—	$25

Three months ended June 30, 2004	—	(16)	(16)

Six months ended June 30, 2005	51	—	51

Six months ended June 30, 2004	1,273	(9)	1,264

6.                          Debt

Credit facility

Communications is party to a credit facility (the “Credit Facility”) with a group of financial institutions acting as lenders.  The credit facility is collateralized by Communications’ domestic subsidiaries and the Company and is collateralized by first priority liens on substantially all of the assets of the Company and the guarantors.  The Credit Facility contains restrictive covenants, including limitations on certain asset dispositions, dividends, investments and other restricted payments.  In addition, the Credit Facility requires minimum fixed charge coverage ratio (as defined).  Failure to comply with the covenants could cause an event of default under the Credit Facility.

Prior to the June 2005 transaction described below, the Credit Facility consisted of (i) $25.0 million of term B due October 11, 2008, and (ii) $60.0 million of revolving loan availability through April 11, 2007.

In June 2005, Communications repaid the outstanding term B loans with proceeds from the sale of the Portfolio Group and amended the Credit Facility to allow Communications to retain its revolving loan availability at $60 million while allowing for repayment of second lien and junior debt with proceeds from the sale of the Portfolio Group (see Note 3).  The amendment also revised the fixed charge coverage ratio to exclude from the calculation any interest expense related to debt repaid prior to July 31, 2005 with the proceeds from the sale of the Portfolio Group.

Senior secured notes

Communications’ Senior Secured Notes consist of: $130.0 million of Second Priority Senior Secured Floating Rate Notes due 2008, which will require quarterly amortization equal to 0.25% of the principal amount thereof (the “floating rate notes”), and $300.0 million of 10.75% Second Priority Senior Secured Notes due 2010 (the “fixed rate notes”).  Interest on the floating rate notes is payable at a rate equal to three-month LIBOR, which is reset quarterly, plus 7.5%.  Each tranche of the notes is collateralized by second priority liens on substantially all the collateral pledged against borrowings under Communications’ Credit Facility (other than the capital stock of certain of its subsidiaries and assets of its parent companies, including Advanstar).  The notes contain restrictive covenants that, among other things, limit Communications’ ability to incur debt, pay dividends and make investments.  Communications entered into a registration rights agreement in connection with the private placement pursuant to which the Company has registered substantially all of the notes under the Securities Act of 1933, as amended.

The Senior Secured Notes were fully and unconditionally guaranteed on a senior basis, jointly and severally, by Communications’ wholly owned domestic subsidiaries.  The financial covenants under the notes include limitations on certain asset dispositions, payments, debt incurrence, dividends and other restricted payments. After the completion of the repurchase of the floating rate notes described below, the First Supplemental Indenture governing the fixed and floating rate notes became effective. The First Supplemental Indenture eliminates substantially all of the restrictive and reporting covenants, certain events of default and certain other provisions with respect to the floating rate notes.  The First Supplemental Indenture also releases the floating rate notes’ security in the collateral under the indenture.  The fixed rate notes remained collateralized by the collateral and subject to the restrictive covenants in the indenture.

In June 2005, Communications repurchased $8.7 million of the fixed rate notes pursuant to an offer to purchase at an offer price of 100% of principal amount tendered, plus accrued and unpaid interest to the date of settlement.  Communications also repurchased $117.8 million of the floating rate notes pursuant to a cash tender offer for $1,043 plus a consent payment of $30 per $1,000 principal amount tendered, plus accrued and unpaid interest to the date of settlement.

Communications recognized $12.6 million in costs related to the purchase, including $8.6 million in tender offer premium and consent fees, write-off of $3.5 million in unamortized deferred financing costs, and $0.5 million in legal fees and expenses.

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

The Discount Notes are not guaranteed by the Company’s subsidiaries, do not require cash interest payments until April 2006 and contain restrictive covenants that, among other things, limit the Company’s ability and that of its subsidiaries to incur debt, pay dividends and make investments.  Since the Company is a holding company and its subsidiaries serve as its only source of cash flow, its ability to pay interest on these notes will be dependent upon the receipt of dividends from its subsidiaries.  The Credit Facility, the Senior Secured Notes and the Senior Subordinated Notes impose substantial restrictions on the Company’s subsidiaries’ ability to pay dividends to the Company.

The restricted payments covenants in Communications’ senior secured notes indenture and senior subordinated notes indenture, provide that Communications can pay dividends only if its leverage ratio (as defined) is 6.00 to 1 or better and only from the amount by which its cumulative EBITDA (as defined) since January 1, 2001 exceeds 150% of its cumulative interest expense in that same period. As of June 30, 2005 Communications’ leverage ratio under the most restrictive of these indentures was 6.6 to 1.00. Communications’ results are subject to a variety of factors, including general economic conditions and conditions in its markets, and the Company cannot assure you Communications’ results will allow it to make distributions in light of these restrictions.  Failure to pay interest on these notes will result in a default under Communications’ Credit Facility, which could have a material adverse effect on the Company’s financial position, results of operations, and cash flows and/or could impact the Company’s ability to continue to operate without an amendment or restructuring of its credit facility. Notwithstanding the leverage ratio limitation on restricted payments, Communications can make restricted payments  in an aggregate amount of up to $20 million to us.

Accretion of the debt discount on the Discount Notes was $6.2 million and $5.2 million during the three months ended June 30, 2005 and 2004 and $11.9 million and $10.1 million during the six months ended June 30, 2005 and 2004.  These amounts are included in interest expense in the respective accompanying consolidated statements of operations.

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2005	2004

Term loan B, interest at LIBOR plus 4.50%	$—	$25,000
Revolving credit loan, interest at LIBOR plus 3.75%; due April 11, 2007	—	—
Second priority senior secured floating rate notes, interest at LIBOR plus 7.5%; 10.84% at June 30, 2005, due 2008	9,923	128,375
10.75% Second priority senior secured notes, due 2010, plus unamortized premium of $753 and $844 at June 30, 2005 and December 31, 2004, respectively	292,089	300,844
Senior subordinated notes, interest at 12.00%, due 2011	160,000	160,000
Senior discount notes, interest at 15.00%, due October 11, 2011, net of unamortized discount of $20,767 and $32,692 at June 30, 2005 and December 31, 2004, respectively	151,025	139,100
Acquisition notes payable, due June 2006	100	—

	613,137	753,319
Less current maturities	(201)	(1,300)
	$612,936	$752,019

7.                          Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income (loss)	$9,159	$(27,564)	$4,642	$(16,262)
Change in cumulative translation adjustment	535	(1,402)	77	(1,554)
Change in unrealized losses on derivative financial instruments	(25)	—	(51)	192

Comprehensive income (loss)	$9,669	$(28,966)	$4,668	$(17,624)

8.                          Segments

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and has three reportable segments: tradeshows and conferences, trade publications and direct marketing products and other.

The Company evaluates the performance of, and allocates resources to, its segments based on contribution margin – defined as net revenue less cost of production and selling, editorial and circulation costs.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  There are no inter-segment sales or transfers.  Segment assets are primarily intangible assets, prepaid expenses and accounts receivable.  Revenues, contribution margins and segment assets of the Company’s reportable segments are as follows (in thousands):

			Direct
	Tradeshows		Marketing
	and	Trade	Products
	Conferences	Publications	and Other	Corporate	Total

Three months ended June 30, 2005
Revenues	$11,886	$39,545	$4,559	$—	$55,990
Contribution margin (loss)	3,607	13,193	2,905	(1,920)
Segment assets (at period end)	427,498	234,074	26,768	73,802	762,142

Three months ended June 30, 2004
Revenues	$10,282	$42,057	$4,106	$—	$56,445
Contribution margin (loss)	3,999	14,307	2,186	(1,796)
Segment assets (at period end)	525,786	305,752	33,283	66,679	931,500

Six months ended June 30, 2005
Revenues	$64,201	$73,645	$8,716	$—	$146,562
Contribution margin (loss)	36,911	22,958	5,290	(3,219)
Segment assets (at period end)	427,498	234,074	26,768	73,802	762,142

Six months ended June 30, 2004
Revenues	$57,875	$76,547	$7,631	$—	$142,053
Contribution margin (loss)	34,894	25,173	4,221	(2,369)
Segment assets (at period end)	525,786	305,752	33,283	66,679	931,500

The reconciliation of total segment contribution margin to consolidated income from continuing operations before income taxes is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Total segment contribution margin	$17,785	$18,696	$61,940	$61,919
General and administrative expense	(9,866)	(9,643)	(22,659)	(20,098)
Restructuring charge	(2,015)	3,895	(2,015)	3,895
Depreciation and amortization	(9,520)	(10,956)	(19,477)	(20,731)
Other expense (primarily interest)	(35,757)	(22,883)	(59,020)	(44,742)

Loss from continuing operations before income taxes	$(39,373)	$(20,891)	$(41,231)	$(19,757)

9.                          Related-Party Transactions

Financial advisory fees

The Company has agreed to pay Credit Suisse First Boston Corporation (“CSFB”), an affiliate of the DLJ Merchant Banking funds, an annual advisory fee of $0.5 million until the earlier of (i) an initial public offering of Holdings, (ii) the date when the DLJ Merchant Banking funds own less than 16-2/3% of the shares of Holdings’ common stock held by them on the closing date of the DLJ Acquisition or (iii) October 11, 2005.  This amount is expensed as incurred.

In May 2005, the Company paid CSFB fees of $1.5 million relating to the sale of the Portfolio Group.  See Note 3.

In June 2005, the Company also repurchased $7.1 million of Communications’ fixed rate notes at par, and $4.6 million of Communications’ floating rate notes at a price equal to 107.3% of principal, from CSFB pursuant to Communications’ tender offer.  See Note 6.

10.                   Restructuring Activity

Related to the sale of the Portfolio Group (see Note 3), in May 2005, the Company ceased use of certain leased office space in New York, NY, Milford, CT, and Santa Ana, CA, resulting in a second quarter 2005 charge of $0.8 million. This charge consists of the discounted future minimum lease payments, net of estimated future sublease income. These lease commitments expire at various dates through 2010.

In connection with the sale of the Portfolio Group and the reorganization of our healthcare group management team, during the second quarter of 2005, the Company notified 89 employees that they will be severed from the Company. The Company took a charge to operations in the second quarter of $1.2 million for severance and other termination costs.  As of June 30, 2005, 37 employees have been terminated. The remaining employees are expected to be terminated by the fourth quarter of 2005, with severance payments continuing into 2006.

The balance of the accrual for these costs and for those restructuring charges incurred in 2003 is $3.3 million at June 30, 2005, of which $1.9 million is included in other accrued expenses and $1.4 million in other long term liabilities in the accompanying condensed consolidated balance sheet.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations:

This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned not to place undue reliance on these forward-looking statements, including statements about plans and objectives of management, potential acquisitions, market growth and opportunity.  These forward-looking statements are neither promises nor guarantees and involve risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements.  You should not expect that these forward-looking statements will be updated or supplemented as a result of changing circumstances or otherwise, and we disavow and disclaim any obligation to do so.  Important cautionary statements and risk factors that would affect actual results are discussed in the our periodic reports and registration statements filed with the Securities and Exchange Commission, including those under the caption entitled “Factors Which May Affect Future Results” in our 2004 annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2005.

Overview

We are a worldwide provider of integrated communications products and services for targeted industry sectors, principally through trade and consumer shows, conferences, and through controlled circulation trade, business and professional magazines.  We also provide a broad range of other market development products, including classified advertising, direct mail services, reprints, database marketing, guides, and reference books.

We report our business in three segments:

•                  shows and conferences, which consists primarily of the management of trade and consumer shows and seminars held in convention and conference centers;

•                  trade publications, which consists primarily of the creation and distribution of controlled circulation trade, business and professional magazines; and

•                  direct marketing products and other, which consists primarily of sales of a variety of direct mail and database products, magazine editorial reprints and classified advertising.

In addition to our shows, trade publications and market development, we deliver our integrated B-to-B marketing communications products and services to our customers using the internet.  For discussion purposes, we have included our internet activity in our direct marketing products and other segment.

Shows and conferences accounted for approximately 44% and 41% of total revenue for the six months ended June 30, 2005 and 2004, respectively.  Trade publications accounted for approximately 50% and 54% of total revenue for the six months ended June 30, 2005 and 2004, respectively, while direct marketing products and other accounted for approximately 6% and 5% of total revenue for the six months ended June 30, 2005 and 2004, respectively.  Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC tradeshows and our other large tradeshows and conferences.  Because tradeshow and conference revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of tradeshow dates from one quarter to another.

Recent Developments

In May 2005, we completed the sale of business assets and liabilities associated with our tradeshows and conferences, trade publications and direct marketing products in our: Information Technology & Communications, Travel/Hospitality, Beauty, Home Entertainment, Abilities and Portfolio groups, including the shares of our Hong Kong subsidiaries (the “Sold Portfolio Group”).  The shares of our Brazilian subsidiary were sold after receipt of final regulatory approval in July 2005. Collectively, the Sold Portfolio Group and Brazilian subsidiary are referred to as the “Portfolio Group.” We recorded a gain on the sale of $53.0 million.

The sale price for these assets and shares was $185 million in cash, of which $7.8 million was held in escrow until the completion of the sale of our Brazilian subsidiary, plus the assumption by the purchaser of certain liabilities (including, without limitation, deferred revenue liabilities), less a $7 million working capital adjustment payable to the purchaser, and a post-closing distribution to us from our Brazilian subsidiary, subject to regulatory approval.  In August 2005, we received the $7.8 million from escrow.

Revenues of the Portfolio Group, included in discontinued operations, were $25.5 million and $49.0 million for the three and six months ended June 30, 2005 and $26.5 million and $57.7 million for the three and six months ended June 30, 2004.

In connection with the sale of the Portfolio Group, Communications repaid all outstanding term debt under Communications’ credit facility and amended the credit facility to retain revolving loan availability at $60 million while allowing for repayment of second lien and junior debt with a portion of the proceeds from the sale of the Portfolio Group.  The amendment also revised the fixed charge coverage ratio to exclude from the calculation any interest expense related to debt repaid prior to July 31, 2005 with the proceeds from the sale of the Portfolio Group.

As a result of the sale of the Portfolio Group, Communications’ second priority senior secures notes indenture required that Communications either use the remaining net proceeds (after repayment of the Credit Facility borrowings) to invest in Communications’ business or to offer to purchase Communications’ second priority senior secured notes at par plus accrued interest.  In June 2005, Communications offered to purchase up to $140 million of the these notes.  Holders of $8,665,000 principal amount of the 10.75% Second Priority Senior Secured Notes (the “fixed rate notes”) tendered their notes for purchase, and Communications purchased all such notes.

Also in June 2005, Communications completed a cash tender offer for any and all of Communications’ outstanding Second Priority Senior Secured Floating Rate Notes due 2008 (the “floating rate notes”).  Holders of $117,801,750 aggregate outstanding principal amount of the floating rate notes tendered their notes for purchase, and Communications purchased all such notes at a price equal to 107.3% (including a 3% consent fee) of outstanding principal plus accrued interest.  In connection with the tender offer, Communications received consents to proposed amendments to the indenture governing the notes, resulting in the elimination of substantially all of the restrictive covenants and certain default provisions with respect to the floating rate notes.

Under our indentures, any net proceeds from the sale of the Portfolio Group not used to reinvest in the business or to purchase second priority senior secured notes within one year after closing of the sale will be required to be used to offer to repurchase the subordinated notes and then the discount notes.  After application of the net proceeds of the sale of the Portfolio Group to repay the Credit Facility borrowings and finance the tender offers, Communications has net proceeds of approximately $13.4 million remaining.

Trends and Developments

Our first half 2005 results from continuing operations were impacted by the sale of  the Portfolio Group to Questex Media Group in the second quarter and related $2.0 million restructuring charge, $12.6 million in costs related to the repayment of a portion of our debt, new product launches, investments in our Life Sciences and Powersports operating groups, and softer than expected sales in our healthcare special projects group as we restructured our operations.

Net income in the first half of 2005 includes the results for approximately five months of the groups sold to Questex Media Group in May 2005, a $53.0 million gain on the sale of these assets and a $2.3 million intangible asset impairment charge related to the closing of our East Coast Fashion events, all of which are reported as discontinued operations.

The sale of the Portfolio Group allows us to concentrate our resources on three markets in which we have our strongest product and market positions, including fashion and licensing, healthcare, and the motorcycle and automotive aftermarket markets.  In the first six months of 2005 we invested in these core markets through existing product development, launching of new events and conferences and development of continuing education capabilities in our healthcare, dental and veterinary markets.

Our tradeshows and conferences continued to perform well in 2005.  Revenue in the first half of 2005 from our three largest events, MAGIC, Dealer Expo and Licensing International, increased $4.9 million, or 10.5%, compared to the first half of 2004.  We also launched the Off Road Impact tradeshow and conference, complementing our 2004 launches of Dirt Sports and Off-Road Business magazines, 11 new IVT pharmaceutical conferences and a dental conference.

The decline in revenue in our publishing segment in the first half of 2005 is the result of softer than expected sales in our healthcare custom projects as we restructured our operations.

We have identified new opportunities and initiatives that we will be pursuing through the balance of  2005 and into 2006, including opportunities to expand customer relationships and our market position in our MAGIC events and the development of a stand alone continuing medical education business and other diversified customer offerings in our healthcare sector.  We also recently announced the launch of our Arenacross Championship Motorcycle Racing series in conjunction with our existing international motorcycle show series.

Presentation of Financial Information

Acquisitions and divestitures

On March 8, 2004, we purchased a portfolio of pharmaceutical industry specific magazines and conferences from the Institute of Validation Technology, Inc. (“IVT”) for $7.9 million in cash.  In addition, we may pay additional contingent cash consideration to the prior owners based upon 2004 and 2005 operating results generated from the acquired assets and their continued employment with us.  Operating results for the three and six months ended June 30, 2005 include $0.3 million and $0.6 million in compensation expense, respectively, to reflect the accrual of the 2005 component of the expected contingent payment.

We have accounted for this acquisition under the purchase method of accounting.  Accordingly, our results of operations include the effect of the acquisition from the date of purchase.

In May 2005, we sold our Portfolio Group.  See “–Recent Developments” for additional information regarding this sale.

In the second quarter of 2005, we closed the last remaining East Coast Fashion events (the “East Coast Fashion Group”) as part of our ongoing strategy and evaluation of the fashion market.  Revenue of the East Coast Fashion Group included in discontinued operations was $0.9 million and $2.0 million for the second quarter of 2005 and 2004, respectively, and $0.9 million and $5.2 million for the first half of 2005 and 2004, respectively.  We also recorded a $2.3 million impairment charge for the remaining intangible assets of this business.

In the third quarter of 2004, we sold our German tradeshow business (“DMS”) for $1.7 million in cash.  As a result of the sale of DMS we recorded a goodwill impairment of $6.2 million.  Total revenue in the three and six months ended June 30, 2004 were not material.

In the second quarter of 2004, we sold our 65% ownership in our French joint venture (“SeCA”), which consisted of one tradeshow, for $3.1 million in cash.  In conjunction with our sale of SeCA we recorded a goodwill impairment charge of $9.4 million, net of minority interest.  SeCA had $2.9 million in revenues, included in discontinued operations for the three and six months ended June 30, 2004.

In the first quarter of 2004, we sold our art industry tradeshows and magazines for a total sales price of $19.6 million in cash (“Art Group”).  Total revenue for the Art Group in the six months ended June 30, 2004, included in discontinued operations, was $8.5 million.  We recorded a gain on the sale of $1.0 million.

The financial results of the businesses included in discontinued operations in the accompanying condensed consolidated statements of operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Income (loss) before income taxes (including goodwill impairment charge and gain on sale)	$57,329	$(7,690)	$58,765	$3,692
Income tax provision	14,607	4,654	16,261	3,504
Minority interests	80	4,876	(566)	4,383

Income (loss) from operations of discontinued businesses	$42,802	$(7,468)	$41,938	$4,571

Selected Financial Data

The following table sets forth selected statements of operations and other financial data.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Income Statement Data:
Revenue
Tradeshows and conferences	$11,886	$10,282	$64,201	$57,875
Publications	39,545	42,057	73,645	76,547
Direct marketing products and other	4,559	4,106	8,716	7,631

Total revenue	55,990	56,445	146,562	142,053

Cost of production and selling
Trade shows and conferences	8,279	6,283	27,290	22,981
Publications	26,352	27,750	50,687	51,374
Direct marketing products and other	3,574	3,716	6,645	5,779

Total cost of production and selling	38,205	37,749	84,622	80,134

General and administrative expenses	9,866	9,643	22,659	20,098
Restructuring charge	2,015	(3,895)	2,015	(3,895)
Depreciation and amortization	9,520	10,956	19,477	20,731

Operating (loss) income	(3,616)	1,992	17,789	24,985
Other income (expense):
Interest expense	(23,141)	(22,619)	(46,421)	(45,772)
Loss on extinguishment of debt	(12,581)	—	(12,581)	—
Other income (expense), net	(35)	(264)	(18)	1,030

Loss from continuing operations before income taxes	(39,373)	(20,891)	(41,231)	(19,757)
(Benefit) provision for income taxes	(5,730)	(795)	(3,935)	1,076

Loss from continuing operations	(33,643)	(20,096)	(37,296)	(20,833)

Discontinued operations (see Note 3):
Income (loss) from operations of discontinued businesses, net of taxes	42,802	(7,468)	41,938	4,571

Net income (loss)	$9,159	$(27,564)	$4,642	$(16,262)

Results of Operations

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

Revenue

Revenue in the second quarter of 2005 declined 0.8% to $56.0 million from $56.4 million in the second quarter of 2004.

Revenue from trade shows and conferences increased 15.6%, or $1.6 million, to $11.9 million from $10.3 million in the second quarter of 2004 primarily due to our Licensing International trade show and conferences in our Life Sciences group.  Licensing International revenue increased $1.0 million, or 13.7% on a 6.7% increase in square footage to 194,385 sq ft  with strong conference programs and sponsorship support.  We launched nine new IVT pharmaceutical conferences and our first dental conference, Digital Radiography Congress, adding to our growing portfolio of conferences.  These launches contributed $2.0 million to revenue in the second quarter of 2005.  The increased revenue generated from these tradeshows and conferences was partially offset by the shift of four conferences from the second quarter of 2004 to the last half of 2005.

Revenue from publications in the second quarter of 2005 declined 6.0%, or $2.5 million, to $39.5 million from $42.1 million in the second quarter of 2004.  Revenue from healthcare custom projects declined $3.1 million in the quarter, due to a continued commercial impact from the restructuring of our Life Sciences operating group.  We also saw a softening of market spending in the veterinary and specialty healthcare markets in the first half of 2005.  These revenue declines were partially offset by a $1.6 million increase in revenue from our publications serving the automotive, pharmaceutical and dental markets, and the $0.4 million from launch in September 2004 of Dirt Sports and Off-Road Business magazines.

In the second quarter of 2005, revenue from the direct marketing products and other segment increased 11.0%, or $0.5 million, to $4.6 million from $4.1 million in the second quarter of 2004.  This increase is primarily due to web initiatives in our Life Sciences group.

Cost of production and selling

Cost of production and selling expenses in the second quarter of 2005 increased 1.2% to $38.2 million from $37.7 million in the second quarter of 2004.

Expenses of tradeshows and conferences in the second quarter of 2005 increased 31.8%, or $2.0 million, to $8.3 million from $6.3 million in the second quarter of 2004.  Staffing and other direct costs to support our first quarter launch of the Off Road Impact tradeshow and conference and our newly launched IVT and dental conferences contributed approximately $1.4 million to this increase.  We also incurred an additional $0.5 million of expenses to support the growth in our Licensing International event.

Expenses of trade publications in the second quarter of 2005 declined 5.0%, or $1.4 million, to $26.4 million from $27.8 million in the second quarter of 2004.  The decline is primarily due to the decline in healthcare custom projects as discussed above, partially offset by increased in paper costs and $0.5 million of costs associated with the launch of Dirt Sports and Off-Road Business as discussed above.

Expenses of direct marketing products and other declined 3.8%, or $0.1 million, to $3.6 million from $3.7 million in the second quarter of 2004.  This decline is principally the result of savings in our operating support departments.

General and administrative expenses

General and administrative costs increased 2.3%, or $0.2 million, to $9.9 million in the second quarter of 2005 from $9.6 million in the second quarter of 2004 due to $0.3 million in contingent employee compensation related to the IVT acquisition earn-out.

Restructuring charge

Related to the sale of the Portfolio Group, in May 2005, we ceased use of certain leased office space in New York, NY, Milford, CT, and Santa Ana, CA, resulting in a second quarter 2005 charge of $0.8 million. This charge consists of the discounted future minimum lease payments, net of estimated future sublease income. These lease commitments expire at various dates through 2010.

 In connection with the sale of the Portfolio Group and the reorganization of our healthcare group management team we notified 89 employees that they will be severed from the Company. We accrued the resulting severance payments, resulting in a second quarter 2005 charge to operations of $1.2 million.  As of June 30, 2005, 37 employees have been terminated. The remaining employees are expected to be terminated by the fourth quarter of 2005, with severance payments continuing into 2006.

We expect an additional $0.7 million charge to be taken in the last half of 2005 as we vacate additional office space and terminate the remaining identified employees pursuant to our restructuring plan.

Interest expense

Interest expense in the second quarter of 2005 increased $0.5 million, or 2.3%, to $23.1 million from $22.6 million in the second quarter of 2004 due to the non cash accretion of the Discount Notes, partially offset by the repayment of $20.4 million of our term loans in May 2005 with the proceeds from the sale of the Portfolio Group.

In June 2005, Communications repurchased $8.7 million of its fixed rate notes pursuant to an offer to purchase at an offer price of 100% of principal amount tendered, plus accrued and unpaid interest to the date of settlement.  Communications also repurchased $117.8 million of its floating rate notes pursuant to a cash tender offer for $1,043 plus a consent payment of $30 per $1,000 principal amount tendered, plus accrued and unpaid interest to the date of settlement.  Our interest expense will be lower in future periods as a result of these activities.  See “–Recent Developments” for additional information.

Communications incurred $12.6 million in costs related to the repurchase.  These costs include $8.6 million in tender offer premium and consent fees, $3.5 million in unamortized deferred financing costs, and $0.5 million in legal fees and expenses.

At June 30, 2005, $603.2 million, or 98%, of our total debt is at a fixed rate with the balance subject to interest rate fluctuations.

Provision (benefit) for income taxes

The benefit for income taxes before discontinued operations was $5.7 million in the second quarter of 2005 compared to $0.8 million in the second quarter of 2004.  The provision for the second quarter of 2005 and 2004 includes a tax benefit representing the tax benefit provided by losses from continuing operations to the extent that such losses offset the income from divested operations. This tax benefit is offset by a tax provision included in discontinued operations.

This benefit was partially offset by a deferred tax provision related to the basis of goodwill for tax purposes being less than the carrying value of goodwill for financial reporting purposes.  We recorded no income tax benefit related to the net operating losses we generated during 2005 or 2004 because we have established a valuation allowance to offset any related tax benefits due to uncertainty about realization of these benefits.

Discontinued operations

In August 2004, we sold SeCA for $3.1 million in cash.

In September 2004, we sold DMS for $1.7 million in cash.

In May 2005, we sold the Portfolio Group for $185 million in cash, of which $7.8 million was held in escrow until the completion of the sale of our Brazilian subsidiary, plus the assumption by the purchaser of certain liabilities (including, without limitation, deferred revenue liabilities), less a $7 million working capital adjustment payable to the purchaser, and a post-closing distribution to us from our Brazilian subsidiary, subject to regulatory approval.  We recorded a gain on the sale of $53.0 million.

In May 2005 we closed our East Coast Fashion Group as part of our ongoing strategy and evaluation of the fashion market.

See further information regarding discontinued operations in “–Presentation of Financial Information–Acquisitions and Divestitures.”

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

Revenue

Revenue in the first half of 2005 increased 3.2% to $146.6 million from $142.1 million in the first half of 2004.

Revenue from trade shows and conferences increased 10.9%, or $6.3 million, to $64.2 million from $57.9 million in the first half of 2004.  Revenue from our three largest events, MAGIC, Dealer Expo, and Licensing International, increased $4.9 million, or 10.5%, compared to the first half of 2004.   Square footage of our MAGIC event grew by 3.8% over the spring of 2004 to 897,400 sq ft, Licensing International increased 6.7% to 194,400 sq ft and Dealer Expo increased 1.7% to 328,300 sq ft.  We also launched the Off-Road Impact tradeshow and conference complementing our 2004 launches of Dirt Sports and Off-Road Business magazines, 11 new IVT pharmaceutical conferences and a dental conference, Digital Radiography Congress.  These launches generated revenue of $2.8 million in the first half of 2005.  The increased revenue generated from these trade shows and conferences was partially offset by the shift of three conferences from the second quarter of 2004 to the last half of 2005 and holding one less IMS motorcycle event in the first half of 2005.

Revenue from publications in the first half of 2005 declined 3.8%, or $2.9 million, to $73.6 million from $76.5 million in the first half of 2004.  Advertising pages declined by 58 pages or 0.5% in the first half.  Revenue from healthcare custom projects declined $3.6 million in the first half, caused by a decline in healthcare custom projects due to a continued commercial impact from the restructuring of our Life Sciences operating group.  We also saw a softening in the pace of market spending in the veterinary and healthcare specialty markets.  These revenue declines were partially offset by a $2.7 million or 11.7%

increase in revenue from our publications serving the automotive, dental and pharmaceutical markets, and $0.6 million from Dirt Sports and Off-Road Business magazines, which were launched in September 2004.

In the first half of 2005, revenue from our direct marketing products and other segment increased 14.2%, or $1.1 million, to $8.7 million from $7.6 million in the first half of 2004.  This increase is due to web initiatives in our Life Sciences group.

Cost of production and selling

Cost of production and selling expenses in the first half of 2005 increased 5.6% to $84.6 million from $80.1 million in the first half of 2004.

Expenses of tradeshows and conferences in the first half of 2005 increased 18.8%, or $4.3 million, to $27.3 million from $23.0 million in the first half of 2004.  Staffing and other direct costs to support our first quarter launch of the Off-Road Impact tradeshow and conference and our newly launched IVT and dental conferences contributed approximately $2.7 million to this increase.  We also incurred an additional $1.6 million of expenses to support the growth in our MAGIC and Licensing International events.

Expenses of trade publications in the first half of 2005 declined 1.3%, or $0.7 million, to $50.7 million from $51.4 million in the first half of 2004.  The decline is primarily due to the decline in healthcare custom projects as discussed further above, partially offset by an increase in paper costs and $1.1 million of costs associated with the launch of Dirt Sports and Off-Road Business as discussed above.

Expenses of direct marketing products and other in the first half of 2005 increased 15.0%, or $0.9 million, to $6.6 million from $5.8 million in the first half of 2004.  The increase is primarily due to additional $0.8 million in staffing and consulting costs related to a realignment of our healthcare project business and the launches of publications and tradeshows serving the powersports markets.

General and administrative expenses

General and administrative costs increased 12.7%, or $2.6 million, to $22.7 million in the first half of 2005 from $20.1 million in the first half of 2004 due primarily to $0.7 million of additional investments in our group management team and staff, primarily related to our Life Sciences group, $0.8 million of costs related to strategic consulting and marketing initiatives, $0.6 million of contingent employee compensation related to the IVT acquisition earn-out and an increase of $0.4 million for audit, tax, legal and Sarbanes-Oxley consulting services.

Restructuring charge

Related to the sale of the Portfolio Group, in May 2005, we ceased use of certain leased office space in New York, NY, Milford, CT, and Santa Ana, CA, resulting in a second quarter 2005 charge of $0.8 million. This charge consists of the discounted future minimum lease payments, net of estimated future sublease income. These lease commitments expire at various dates through 2010.

 In connection with the sale of the Portfolio Group and reorganization of our healthcare group management team, during the second quarter of 2005, we notified 89 employees that they will be severed from the Company. We accrued the resulting severance payments, resulting in a second quarter 2005 charge to operations of $1.2 million.  As of June 30, 2005, 37 employees have been terminated. The remaining employees are expected to be terminated by the fourth quarter of 2005, with severance payments continuing into 2006.

We expect an additional $0.7 million charge to be taken in the last half of 2005 as we vacate additional office space and terminate the remaining identified employees pursuant to our restructuring plan.

Interest expense

Interest expense in the first half of 2005 increased $0.6 million, or 1.4%, to $46.4 million from $45.8 million in the first half of 2004, due to the non cash accretion of the Discount Notes, partially offset by a reduction in cash payments on our interest rate collar agreement and the repayment of $20.4 million of our term loans in May 2005 with the proceeds from the sale of the Portfolio Group.  In the first quarter of 2004, we made payments of $0.9 million on this agreement, which expired in February 2004.

In June 2005, Communications repurchased $8.7 million of its fixed rate notes pursuant to an offer to purchase at an offer price of 100% of principal amount tendered, plus accrued and unpaid interest to the date of settlement.  Communications also repurchased $117.8 million of its floating rate notes pursuant to a cash tender offer for $1,043 per $1,000 principal amount tendered, plus a consent payment of $30 per $1,000 principal amount tendered, plus accrued and unpaid interest to the date of settlement.  Our interest expense will be lower in future periods as a result of these activities.  See “–Recent Developments” for additional information.

Communications incurred $12.6 million in costs related to the repurchase.  These costs include $8.6 million in tender offer premium and consent fees, $3.5 million in unamortized deferred financing costs, and $0.5 million in legal fees and expenses.

At June 30, 2005, $452.2 million, or 98%, of our total debt is at a fixed rate with the balance subject to interest rate fluctuations.

Other income (expense), net

Other income in the first half of 2004 includes a gain of $1.3 million related to our interest rate protection agreements, which expired in February 2004.

Provision (benefit) for income taxes

The provision for income taxes was a benefit of $3.9 million in the first half of 2005 compared to a provision of $1.1 million in the first half of 2004.  The provision for the first half of 2005 includes a tax benefit representing the tax benefit provided by losses from continuing operations to the extent that such losses offset the income from discontinued operations. This tax benefit is offset by a tax provision included in discontinued operations. This benefit was partially offset by a deferred tax provision related to the basis of goodwill for tax purposes being less than the carrying value of goodwill for financial reporting purposes.  We recorded no income tax benefit related to the net operating losses we generated during 2005 or 2004 because we have established a valuation allowance to offset any related tax benefits due to uncertainty about realization of these benefits.

Discontinued operations

In March 2004, we sold the Art Group for $19.6 million in cash and recorded a gain on the sale of $1.0 million.

In August 2004, we sold SeCA for $3.1 million in cash.

In September 2004, we sold DMS for $1.7 million in cash.

In May 2005, we sold the Portfolio Group for $185 million in cash, of which $7.8 million was held in escrow until the completion of the sale of our Brazilian subsidiary, plus the assumption by the purchaser of certain liabilities (including, without limitation, deferred revenue liabilities), less a $7 million working capital adjustment payable to the purchaser, and a post-closing distribution to us from our Brazilian subsidiary, subject to regulatory approval.  We recorded a gain on the sale of $53.0 million.

In May 2005 we closed our East Coast Fashion Group as part of our ongoing strategy and evaluation of the fashion market.

See further information regarding discontinued operations in “–Presentation of Financial Information–Acquisitions and Divestitures.”

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

As of June 30, 2005, we had cash and cash equivalents of $38.4 million.  The following table shows our cash flow activity for the six months ended June 30, 2005 and 2004, and should be read in conjunction with the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended
	June 30,
	2005	2004

Net cash used in operating activities	$(13,696)	$(3,681)
Net cash provided by investing activities	163,523	7,401
Net cash used in financing activities	(153,146)	(10,352)
Effect of exchange rate changes on cash	384	(545)

Net decrease in cash and cash equivalents	$(2,935)	$(7,177)

The $10.0 million increase in cash used in operating activities in the first half of 2005 as compared to the first half of 2004 was due primarily to $9.1 million of cash fees and expenses related to our repurchase of a portion of our outstanding debt in June 2005.  Cash provided by operating activities in the first half of 2005 was negatively impacted by a decline in net income less non-cash expenses.  Cash inflows generated by operating income, tradeshow receipts and deposits and proceeds from the sale of the Portfolio Group in the first half of 2005 less non-cash expenses and accruals were used primarily to pay cash interest of $43.4 million, debt principal of $152.1 million and to fund capital purchases of $2.7 million.  Cash provided by operating activities in the first half of 2004 was negatively impacted by tradeshow timing as cash for events held in the first half of 2004 was collected in the fourth quarter of 2003.

Net cash provided by investing activities increased $156.2 million to $163.5 million in the first half of 2005, from $7.4 million in the first half of 2004.  This increase was principally due to the proceeds received in the second quarter of 2005 from the sale of the Portfolio Group.  In the first quarter of 2004, we sold our Art Group for $19.5 million in cash, and acquired IVT for $8.0 million in cash.  Our business strategy includes the consummation of strategic acquisitions.  In connection with any future acquisitions, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof.  There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments.  Consistent with our longstanding strategy, we continue to pursue potential acquisitions of complementary businesses.

We incurred capital expenditures of $2.7 million and $4.0 million in the first half of 2005 and 2004, respectively.  We anticipate that we will spend less than $10.0 million on capital expenditures in 2005, which will be funded by cash flows from operations.  The majority of these expenditures are related to expansions and enhancements to our IT and communications infrastructure and management and operating group information systems.  We believe that this amount of capital expenditure will be adequate to grow our business according to our business strategy and to maintain the key tradeshows, publications and business that remain following the sale of the Portfolio Group.

Cash used in financing activities in the first half of 2005 was $153.1 million compared to $10.4 million in the first half of 2004.  In the first quarter of 2005, Communications repaid $4.6 million of its outstanding Term Loan B with the proceeds from the sale in the first quarter of 2004 of the Art Group.  In the second quarter of 2005, Communications repaid its outstanding Term Loan B and repurchased $126.5 million of its floating rate and fixed rate notes, using the proceeds from the sale of the Portfolio Group.  During the first half of 2004, Communications paid $10.1 million of outstanding principal, including $8.0 million on its revolving credit facility.

Debt service

As of June 30, 2005, we had total indebtedness of $613.1 million and $59.2 million of borrowings available under Communications’ Credit Facility, subject to customary conditions.

Our principal debt obligations are described below.

Credit facility

Communications’ Credit Facility consists of a $60.0 million revolving credit facility which will terminate in April 2007.  Borrowings under the Credit Facility generally bear interest based on a margin over, at Communications’ option, the base rate or LIBOR.  The applicable margin for revolving credit loans varies based upon Communications’ ratio of consolidated debt to EBITDA (as defined) and is currently 3.75% over LIBOR and 2.50% over the base rate.  Communications’ obligations under the credit facility are guaranteed by Advanstar Holdings Corp. (“Advanstar Holdings”), our parent company, us and all Communications’ existing and future domestic subsidiaries and are collateralized by substantially all of the assets of Communications’ and the subsidiary guarantors, including a pledge of the capital stock of all Communications’ existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by Communications or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of Communications and our domestic subsidiaries, a pledge of Communications’ and Advanstar IH, Inc.’s capital stock held by us, and a pledge of our capital stock by Advanstar Holdings.  The Credit Facility contains restrictive covenants, which require Communications to, among other things, maintain a minimum fixed charge coverage ratio.

Second priority senior secured notes

Communications’ $9.9 million of floating rate notes mature in 2008.  The floating rate notes bear interest at an annual rate equal to the three-month LIBOR, which is reset quarterly, plus 7.50%.  Interest on the floating rate notes, along with amortization of 0.25% of the principal of such floating rate notes, is payable quarterly in cash.  In June 2005, holders of $117,801,750 aggregate outstanding principal amount of the floating rate notes tendered their notes for purchase, and Communications purchased all such notes at a price equal to 107.3% (including a 3% consent fee) of principal plus accrued interest.  In connection with the tender offer, Communications and the trustee entered into a supplemental indenture that eliminated substantially all of the restrictive and reporting covenants, certain events of default and certain other provisions with respect to the floating rate notes and released the floating rate notes’ lien on the collateral under the indenture.  The fixed rate notes remain secured by the collateral and subject to the restrictive covenants in the indenture.  See “–Recent Developments” for additional information.

Communications’ $292.1 million of fixed rate notes mature in 2010.  The notes are guaranteed by each of Communications’ existing and future domestic restricted subsidiaries and collateralized by second-priority liens on the assets collateralizing Communications’ credit facility (other than certain subsidiary stock and assets of its parent companies).  The fixed rate notes bear interest at an annual rate of 10.75%, which is payable semi-annually in cash.  The notes contain restrictive covenants that, among other things, limit Communications’ ability to incur debt, pay dividends and make investments.  In June 2005, holders of $8,665,000 principal amount of the fixed rate notes tendered their notes for purchase, and Communications purchased all such notes.  See “–Recent Developments” for additional information.

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

Senior discount notes

As part of the financing for the acquisition of substantially all of the common stock of Holdings, our parent company, by certain DLJ Merchant Banking funds in October 2000, we issued senior discount notes due October 2011 with a principal amount at maturity of $103.2 million.  Concurrently with the closing of the offering of Communications’ 12% senior subordinated notes, we sold additional senior discount notes due October 2011 with an additional aggregate principal amount at maturity of $68.6 million.  These notes do not require cash interest payments until April 2006 and contain restrictive covenants that, among other things, limit our ability and that of our subsidiaries to incur debt, pay dividends and make investments.  However, we are a holding company and our ability to pay interest on these notes will be dependent upon the receipt of dividends from our subsidiaries.  Communications’ credit facility, the senior subordinated notes and second priority senior secured notes impose substantial restrictions on our subsidiaries’ ability to pay dividends.

The restricted payments covenants in Communications’ senior secured notes indenture and senior subordinated notes indenture, provide that Communications can pay dividends only if its leverage ratio (as defined) is 6.00 to 1 or better and only from the amount by which its cumulative EBITDA (as defined) since January 1, 2001 exceeds 150% of its cumulative interest expense in that same period. As of June 30, 2005 Communications’ leverage ratio under the most restrictive of these indentures was 6.6 to 1.00.   Communications anticipates improvements in its operating results that would improve its ratio prior to the time that the discount notes require payment of interest in cash.  However, Communications’ results are subject to a variety of factors, including general economic conditions and conditions in its markets, and we cannot assure you Communications’ results will in fact improve to a point where Communications can make distributions under these restrictions.  In that case, unless Communications  were to  repay additional indebtedness or invest in a business that generates additional EBITDA (as defined), Communications’ leverage ratio would not meet the requirements for it to be permitted to pay dividends, which could have a material adverse effect on the Company’s financial position, results of operations, and cash flows and/or could impact the Company’s ability to continue to operate without an amendment or restructuring of its credit facility. Notwithstanding the leverage ratio limitation on restricted payments, Communications can make restricted payments  in an aggregate amount of up to $20 million to us.

Contractual and contingent obligations

Our contractual obligations (excluding accounts payable and accrued expenses), as of June 30, 2005 are as set forth below (in millions):

	Payments Due By Period
							After
	2005 (1)	2006	2007	2008	2009	2010	2010	Total

Indebtedness	$—	$0.2	$0.1	$9.7	$—	$292.1	$331.8	$633.9
Interest on indebtedness (2)	42.0	78.2	78.2	77.4	76.4	78.8	49.2	480.2
Operating lease obligations	5.2	6.3	5.1	4.6	3.0	1.2	0.5	25.9

Total contractual cash obligations	$47.2	$84.7	$83.4	$91.7	$79.4	$372.1	$381.5	$1,140.0

(1)                                  For the period from July 1, 2005 through December 31, 2005.

(2)                                  Interest on our variable rate debt is calculated using LIBOR of 3.34%, the rate in effect on July 1, 2005.  Because our variable rate debt bears interest at a variable rate, actual payments could differ.

We have no material capital lease obligations or purchase obligations.  Our contingent obligations are primarily composed of $0.8 million of letters of credit.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” which revises SFAS 123 and supersedes APB 25.  This statement establishes standards relating to accounting for transactions in which equity instruments are exchanged for goods or services.  Under this statement, the Company must measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the date of grant.  This cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period).  We are required to adopt the provisions of this standard effective January 1, 2006.  The adoption of this standard will result in an increase in compensation expense.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks, which are the potential losses arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.  However, we do enter into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates.

Interest Rates

At June 30, 2005, we had fixed rate debt of $603.2 million and variable rate debt of $9.9 million.  A change in interest rates of 1% would not be material to us.

Currencies

Outside of the United States, we maintain assets and operations in Europe.  The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars.  As a result, exposure to foreign currency gains and losses exists.  The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.  Our subsidiaries and affiliates also purchase and sell products and services in various currencies.  As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell.

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

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations.  As of June 30, 2005, we had no open foreign exchange derivative contracts.

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

ADVANSTAR, INC.

August 15, 2005	/s/ DAVID W. MONTGOMERY
David W. Montgomery
Vice President-Finance, Secretary and
Chief Financial Officer
(Principal Financial Officer and Authorized
Representative of the Registrant)

Exhibit Index

Exhibit No.	Document

31.1	Certification of principal executive officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

31.2	Certification of principal financial officer required by Rule 13a-14(a) or 15d– 14(a) of the Exchange Act

32.1	Certification of principal executive officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act

32.2	Certification of principal financial officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act