Form 10-Q
period 2005-09-30
ADVANSTAR INC
filed 2005-11-14
CIK 1064243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2005

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
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 14, 2005, 100 shares of the registrant’s common stock were outstanding.

PART I Financial Information

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets (unaudited) at September 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2005 and 2004

Condensed Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II OTHER INFORMATION

Item 6.	Exhibits

Signatures

PART I FINANCIAL INFORMATION

Advanstar, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$38,028	$41,328
Accounts receivable, net of allowance of $798 and $785 at September 30, 2005 and December 31, 2004	24,325	27,047
Prepaid expenses	7,720	6,417
Other	2,634	2,450
Current assets of discontinued operations	—	2,690
Total current assets	72,707	79,932
Due from parent	357	256
Property, plant and equipment, net	18,701	19,331
Intangible and other assets:
Goodwill	595,217	586,967
Intangibles and other, net	71,246	92,587
Total intangible and other assets, net	666,463	679,554
Non current assets of discontinued operations and assets held for sale	4,620	135,837
	$762,848	$914,910

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$201	$1,300
Accounts payable	17,105	13,578
Accrued compensation	3,831	7,494
Other accrued expenses	30,094	32,981
Deferred revenue	23,994	39,323
Current liabilities of discontinued operations	—	15,886
Total current liabilities	75,225	110,562
Long-term debt, net of current maturities	619,125	752,019
Deferred income taxes	32,016	18,250
Other long-term liabilities	4,270	4,229
Long-term liabilities of discontinued operations	—	3,627
Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 10,000 shares authorized; 100 shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Capital in excess of par value	370,424	370,424
Accumulated deficit	(347,114)	(350,446)
Accumulated other comprehensive income	8,902	6,245
Total stockholder’s equity	32,212	26,223
	$762,848	$914,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	For the Three Months Ended September 30,
	2005	2004

Revenue	$85,691	$78,105

Operating expenses:
Cost of production (excluding depreciation)	16,404	14,536
Selling, editorial and circulation (excluding depreciation)	28,582	27,460
General and administrative (excluding depreciation)	9,130	9,367
Restructuring charge	1,041	—
Amortization of intangibles	7,214	8,917
Depreciation	1,713	1,884
Total operating expenses	64,084	62,164
Operating income	21,607	15,941
Other income (expense):
Interest expense, net	(19,917)	(22,705)
Other income (expense), net	(60)	(16)
Income (loss) from continuing operations before income taxes	1,630	(6,780)
Provision for income taxes	3,346	2,267
Loss from continuing operations	(1,716)	(9,047)
Discontinued operations (see Note 3):
Income (loss) fom operations of discontinued businesses, net of taxes	406	(6,179)
Net loss	$(1,310)	$(15,226)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2005	2004

Revenue	$232,253	$220,142

Operating expenses:
Cost of production (excluding depreciation)	43,923	39,521
Selling, editorial and circulation (excluding depreciation)	85,665	82,570
General and administrative (excluding depreciation)	31,789	29,467
Restructuring charge	3,056	(3,895)
Amortization of intangibles	22,510	25,424
Depreciation	5,894	6,073
Total operating expenses	192,837	179,160
Operating income	39,416	40,982
Other income (expense):
Interest expense, net	(66,338)	(68,477)
Loss on extinguishment of debt (see Note 6)	(12,581)	—
Other (expense) income, net	(72)	1,014
Loss from continuing operations before income taxes	(39,575)	(26,481)
(Benefit) provision for income taxes	(589)	3,339
Loss from continuing operations	(38,986)	(29,820)
Discontinued operations (see Note 3):
Income (loss) from operations of discontinued businesses, net of taxes	42,318	(1,668)
Net income (loss)	$3,332	$(31,488)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2005	2004
Operating activities:
Net income (loss)	$3,332	$(31,488)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of intangible assets	2,272	—
Impairment of goodwill	—	15,570
Depreciation and amortization	31,356	37,173
Restructuring charge	—	(3,895)
Write-off of deferred financing costs	3,517	—
Gain on derivative financial instruments	(77)	(1,300)
Losses of minority interest holders	566	704
Noncash interest expense	20,552	17,958
Gain on sale of business and other assets	(52,959)	(1,006)
Deferred income taxes	13,766	6,890
Provision for bad debts	739	638
Changes in operating assets and liabilities	(27,141)	(29,215)
Net cash (used in) provided by operating activities	(4,077)	12,029

Investing activities:
Additions to property, plant and equipment	(5,051)	(6,764)
Acquisitions of publications and tradeshow businesses, net of cash acquired	(15,503)	(7,915)
Proceeds from sale of business and other assets	173,842	24,285
Net cash provided by investing activities	153,288	9,606

Financing activities:
Proceeds from revolving credit loan	—	6,000
Payments on revolving credit loan	—	(14,000)
Payments of long-term debt	(152,142)	(2,875)
Deferred financing costs	(129)	(302)
Dividends paid to minority interest holders	(900)	—
Net cash used in financing activities	(153,171)	(11,177)
Effect of exchange rate changes on cash	660	661
Net decrease in cash and cash equivalents	(3,300)	11,119
Cash and cash equivalents, beginning of period	41,328	29,721
Cash and cash equivalents, end of period	$38,028	$40,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.                          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar, Inc. (“Advanstar”), its wholly owned subsidiary, Advanstar Communications Inc. (“Communications”), and Communications’ majority owned subsidiaries (collectively, the “Company”) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Management believes that all adjustments, consisting solely of normal recurring items considered necessary for a fair statement of financial position and results of operations, have been included.  These condensed consolidated financial statements, however, should be read in conjunction with the audited financial statements and the related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 29, 2005 and the amendment to annual report on Form 10-K filed on Form 10-K/A on June 28, 2005.  The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005.

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

The following table presents unaudited pro forma net income (loss) as if the Company had elected to recognize compensation costs based on the fair value of the options granted as prescribed by SFAS No. 123 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Net (loss) income —as reported	$(1,310)	$(15,226)	$3,332	$(31,488)
Less: pro forma stock based employee compensation	(1,502)	(521)	(4,308)	(1,903)
Net loss —pro forma	$(2,812)	$(15,747)	$(976)	$(33,391)

Interim income tax expense

The Company determines its quarterly income tax provision based upon an estimated annual effective income tax rate and discrete items as they occur.  In determining the effective income tax rate applicable to interim periods, the Company excludes tax jurisdictions where no tax expense or benefit is expected for the entire year.

Recently issued accounting standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, which revises SFAS 123 and supersedes APB 25.  This statement establishes standards relating to accounting for transactions in which equity instruments are exchanged for goods or services, such as the granting of employee stock options.  Under this statement, the Company must measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award.  This cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period).  The Company is required to adopt the provisions of this standard effective January 1, 2006.  The adoption of this standard will result in an increase in compensation expense in future periods.

3.                          Acquisitions and Divestitures

Acquisitions

On August 19, 2005, the Company purchased Project Global Tradeshow, Inc. (‘‘Project”), a producer of tradeshows serving the premium contemporary sector of the fashion industry, for $9.9 million in cash, subject to a working capital adjustment, which will be completed in the fourth quarter of 2005.  In addition, the Company may pay additional contingent cash consideration to the former shareholders based on the 2007 and 2008 operating results of the acquired assets and their continued employment with the Company.  Certain acquired assets and assumed liabilities are recorded based on preliminary estimates of their respective fair values as of the date of the acquisition. The Company does not believe the final allocation of purchase price will be materially different from preliminary allocations.

On August 23, 2005, the Company purchased two fashion industry tradeshow businesses and related products from Pool Tradeshow (‘‘Pool’’) for $3.0 million in cash, subject to a working capital adjustment, which will be completed in the fourth quarter of 2005.  In addition, the Company may pay additional contingent cash consideration to the former shareholder based on the 2007 and 2008 operating results from the acquired assets and their continued employment with the Company.  Certain acquired assets and assumed liabilities are recorded based on preliminary estimates of their respective fair values as of the date of the acquisition. The Company does not believe the final allocation of purchase price will be materially different from preliminary allocations.

On September 12, 2005, the Company purchased an off-road consumer event business from Petersen Events Corporation (“Off-Road Expo”) for $2.2 million in cash.  In addition, the Company may pay additional contingent cash consideration to the former shareholders based on the 2006 operating revenue from the acquired assets.  Certain acquired assets and assumed liabilities are recorded based on preliminary estimates of their respective fair values as of the date of the acquisition. The Company does not believe the final allocation of purchase price will be materially different from preliminary allocations.

From January 1, 2005 through September 30, 2005, the Company completed two other acquisitions of consumer tradeshow businesses with an aggregate purchase price of $0.5 million in cash.

On March 8, 2004, the Company purchased a portfolio of pharmaceutical industry conferences and magazines from the Institute of Validation Technology, Inc. (‘‘IVT’’) for $7.9 million in cash.  The Company is required to pay additional contingent cash consideration to the former shareholder based on 2004 and 2005 operating results of the acquired assets and their continued employment with the Company.  As of December 31, 2004, the Company had accrued $1.5 million of contingent consideration.  The Company accrued additional contingent consideration of $0.4 million and $1.0 million in the three and nine months ended September 31, 2005, respectively.  These charges were recorded as compensation expense in the condensed consolidated statement of operations in the periods indicated.  In the first quarter of 2005, the Company paid contingent consideration of $0.9 million to the former shareholder.  As of September 31, 2005, the balance of the accrual is $1.6 million and is included in other accrued liabilities in the accompanying consolidated balance sheet.

The pro forma operating results of the acquisitions discussed above are immaterial to the Company’s consolidated results of operations.

Divestitures and assets held for sale

The results and any gains or losses of the following divestitures (collectively, the “Disposed Businesses”) and assets held for sale have been reported in discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004.  Interest expense was not allocated to any of the Company’s discontinued operations.

The assets and liabilities of the following Disposed Businesses and assets held for sale are reported as assets and liabilities of discontinued operations and assets held for sale in the condensed consolidated balance sheet as of September 30, 2005 and December 31, 2004.

Art Group

On March 12, 2004, the Company completed the sale of its art industry tradeshows and magazines (the “Art Group”) for a total selling price of $19.6 million in cash.  The Company recorded a gain after taxes on the sale of $3.4 million.

Revenue of the Art Group, included in discontinued operations in the condensed consolidated statements of operations, was $8.5 million for the period from January 1, 2004 to March 12, 2004.

Post

On July 2, 2004, the Company completed the sale of its Post business trade publication ("Post") for $1.0 million in cash.  The Company recorded an after tax loss on the sale of $1.3 million.

Revenue of Post, included in discontinued operations in the condensed consolidated statements of operations, was $0.7 million for the period from January 1, 2004 to July 2, 2004.

SeCA

On August 5, 2004, the Company completed the sale of its 65% ownership in its French joint venture (“SeCA”), for a total selling price of $3.1 million in cash.  In connection with the sale, the Company recorded a goodwill impairment charge of $9.4 million, net of minority interest effect of $5.1 million, in the second quarter of 2004.  The impairment charge relates to the Company’s tradeshow reporting segment and was determined based upon the excess of the carrying value of the Company’s interest in SeCA over the selling price, less the costs incurred by the Company to sell SeCA.

SeCA had $2.9 million in revenue, included in discontinued operations in the condensed consolidated statements of operations, for the period from January 1, 2004 to August 5, 2004.

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

Revenue of DMS, included in discontinued operations in the condensed consolidated statements of operations, was $0.1 million for the three and nine months ended September 30, 2004.

Portfolio Group

On May 23, 2005, the Company and certain affiliates (Communications, Advanstar Expositions Canada Limited and Advanstar.com) completed the sale of virtually all business assets and liabilities associated with its tradeshows and conferences, trade publications and direct marketing products in the following primary industries: Information Technology & Communications, Travel/Hospitality, Beauty, Home Entertainment, Abilities and Portfolio, including the shares of the Company’s Hong Kong subsidiaries.  The shares of the Company’s Brazilian subsidiary were sold to the same buyer in July 2005 after final regulatory approval. Collectively, all of the above properties are referred to as “the Portfolio Group.” The sale price for these assets and shares was $173.8 million in cash, net of expenses.  The Company recorded a gain on the sale of $53.0 million.

Revenue of the Portfolio Group, included in discontinued operations in the condensed consolidated statements of operations, was $49.0 million for the period from January 1, 2005 to May 23, 2005, and $22.3 million and $80.1 million for the three and nine months ended September 30, 2004.

East Coast Fashion

In the second quarter of 2005, the Company discontinued its East Coast Fashion group (“East Coast Fashion”) and recognized an impairment of the related intangibles at net book value of $2.3 million. This charge is reported as a component of discontinued operations for the nine months ended September 30, 2005.

Revenue of the East Coast Fashion group included in discontinued operations in the condensed consolidated statements of operations was $0.9 million and $5.1 million for the nine months ended September 30, 2005 and 2004. East Coast Fashion had no revenue for the three months ended September 30, 2005 and 2004.

Other assets

In the second quarter of 2005, the Company committed to a plan to sell its Cleveland office building and land (“the Cleveland Office”) as a result of the sale of the Portfolio Group. As of September 30, 2005, the Company reported this building and land as assets held for sale and ceased depreciation of these assets, effective second quarter of 2005.

The financial results of the Disposed Businesses included in discontinued operations in the accompanying condensed consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

(Loss) income before income taxes (including goodwill impairment charge and gain on sale)	$(104)	$(5,078)	$58,635	$(1,447)
Income tax (benefit) provision	(510)	840	15,751	4,343
Minority interests	—	(261)	(566)	4,122

Income (loss) from operations of discontinued businesses	$406	$(6,179)	$42,318	$(1,668)

The Company allocated goodwill to the Disposed Businesses and included the allocated goodwill in its determined gain or loss on disposal.  Goodwill allocated to the Art Group, Post and the Portfolio Group is based on the relative fair values of the Disposed Business to the entire reporting unit prior to disposal.  SeCA and DMS were never integrated into the Company’s broader reporting units. Thus, the carrying amount of acquired goodwill for those businesses was included in the calculation of any gain or loss on disposal.

Goodwill allocated to the businesses disposed of and used in the calculation of the gain or loss on sale of the Disposed Businesses by reporting segment was as follows (in thousands):

	Tradeshows and Conferences	Trade Publications	Direct Marketing Products and Other	Corporate	Total

Three months ended September 30, 2005	$—	$—	$—	$—	$—
Three months ended September 30, 2004	2,727	900	—	—	3,627
Nine months ended September 30, 2005	62,857	52,873	6,082	—	121,812
Nine months ended September 30, 2004	19,287	4,246	—	—	23,533

The assets held for sale and discontinued operations of the Portfolio Group, East Coast Fashion and the Cleveland Office included in the condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004 are as follows (in thousands):

	September 30, 2005	December 31, 2004
	Assets Held For Sale	Assets Held For Sale	Discontinued Operations	Total

Assets
Accounts receivable	$—	$—	$242	$242
Prepaid expenses and other	—	—	2,448	2,448
Total current assets of discontinued operations and assets held for sale	—	—	2,690	2,690
Property, plant and equipment, net	4,620	4,648	1,174	5,822
Goodwill	—	—	120,789	120,789
Intangibles and other, net	—	—	9,226	9,226
Total non current assets of discontinued operations and assets held for sale	4,620	4,648	131,189	135,837

Liabilities
Accounts payable and other accrued expenses	—	—	2,812	2,812
Deferred revenue	—	—	13,074	13,074
Total current liabilities of discontinued operations and assets held for sale	—	—	15,886	15,886
Other long term liabilities		—	48	48
Minority interests	—	—	3,579	3,579
Total long term liabilities of discontinued operations and assets held for sale	—	—	3,627	3,627
Net assets of discontinued operations and assets held for sale	$4,620	$4,648	$114,366	$119,014

The Portfolio Group, East Coast Fashion and the Cleveland Office assets included in assets held for sale and discontinued operations in the Company’s reportable segments as of September 30, 2005 and December 31, 2004 are as follows (in thousands):

	Tradeshows and Conferences	Trade Publications	Direct Marketing Products and Other	Corporate	Total

Segment assets at September 30, 2005	$—	$—	$—	$4,620	$4,620

Segment assets at December 31, 2004	71,997	54,626	6,082	5,822	138,527

4.                          Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Tradeshows and Conferences	Trade Publications	Direct Marketing Products and Other	Total

Balance as of December 31, 2004	$398,582	$163,595	$24,790	$586,967
Goodwill acquired or completion of purchase price allocation	10,377	—	—	10,377
Foreign currency translation	(761)	(1,314)	(52)	(2,127)
Balance as of September 30, 2005	$408,198	$162,281	$24,738	$595,217

Trade exhibitor and advertiser lists are amortized on a double-declining balance method over six years and five years, respectively, subscriber lists and other intangible assets are amortized on a straight-line basis over three to ten years, and trademarks and trade names are amortized on a straight-line basis over twenty years.  These intangible assets consist of the following (in thousands):

	September 30, 2005	December 31, 2004

Trade exhibitor lists	$133,734	$129,691
Advertiser lists	29,668	46,712
Subscriber lists	6,023	15,238
Trade names and trademarks	19,088	17,982
Other intangible assets	19,974	19,928
Deferred financing costs	19,750	23,379
	228,237	252,930
Accumulated amortization	(156,991)	(160,343)
Total intangible and other assets, net	$71,246	$92,587

Estimated amortization expense of identified intangible and other assets for the remaining three months of 2005 and for the next five years is as follows (in thousands):

2005	$7,296
2006	21,270
2007	8,438
2008	5,309
2009	1,918
2010	1,591

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

The Company had no derivatives in the consolidated balance sheet as of September 30, 2005.

Statement of operations

The following table summarizes the effects of SFAS No. 133 on the Company’s statement of operations related to the ineffective portion of the Company’s interest rate collar agreements and changes in the fair value of foreign exchange contracts not designated as hedging instruments for the three and nine months ended September 30, 2005 and 2004:

	Interest Rate Collar Agreements	Foreign Exchange Contracts	Total

Three months ended September 30, 2005	$26	$—	$26

Three months ended September 30, 2004	—	14	14

Nine months ended September 30, 2005	77	—	77

Nine months ended September 30, 2004	1,294	5	1,299

6.                          Debt

Credit facility

Communications is party to a credit facility (the “Credit Facility”) with a group of financial institutions acting as lenders.  The credit facility is collateralized by Communications’ domestic subsidiaries and the Company and is collateralized by first priority liens on substantially all of the assets of the Company and the guarantors.  The Credit Facility contains restrictive covenants, including limitations on certain asset dispositions, dividends, investments and other restricted payments.  In addition, the Credit Facility requires a minimum fixed charge coverage ratio (as defined).  Failure to comply with the covenants could cause an event of default under the Credit Facility.

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

Senior secured notes

Communications’ Senior Secured Notes consist of $130.0 million of Second Priority Senior Secured Floating Rate Notes due 2008, which will require quarterly amortization equal to 0.25% of the principal amount thereof (the “floating rate notes”), and $300.0 million of 10.75% Second Priority Senior Secured Notes due 2010 (the “fixed rate notes”).  Interest on the floating rate notes is payable at a rate equal to three-month LIBOR, which is reset quarterly, plus 7.5%.  Each tranche of the notes is collateralized by second priority liens on substantially all the collateral pledged against borrowings under Communications’ Credit Facility (other than the capital stock of certain of its subsidiaries and assets of its parent companies, including Advanstar).  The notes contain restrictive covenants that, among other things, limit Communications’ ability to incur debt, pay dividends and make investments.  Communications entered into a registration rights agreement in connection with the private placement pursuant to which the Company has registered substantially all of the notes under the Securities Act of 1933, as amended.

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

In the second quarter of 2005, Communications recognized $12.6 million in costs related to the purchase, including $8.6 million in tender offer premium and consent fees, write-off of $3.5 million in unamortized deferred financing costs, and $0.5 million in legal fees and expenses.

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

The restricted payments covenants in Communications’ senior secured notes indenture and senior subordinated notes indenture provide that Communications can pay dividends only if its leverage ratio (as defined) is 6.0 to 1 or better and only from a basket equal to the amount by which its cumulative EBITDA (as defined) since January 1, 2001 exceeds 150% of its cumulative interest expense in that same period plus certain other items, including proceeds from equity offerings. As of September 30, 2005 Communications’ leverage ratio under the most restrictive of these indentures was 6.1 to 1.0.  Communications anticipates improvements in its operating results that would improve its ratio prior to the time that the discount notes require payment of interest in cash. Communications’ results are subject to a variety of factors, including general economic conditions and conditions in its markets, and the Company cannot assure you Communications’ results will allow it to make distributions in light of these restrictions.  Failure to pay interest on these notes will be a default under the notes and also result in a default under Communications’ Credit Facility, which could have a material adverse effect on the Company’s financial position, results of operations, and cash flows and/or could impact the Company’s ability to continue to operate without an amendment or restructuring of its credit facility and the notes.  Notwithstanding the leverage ratio limitation on restricted payments, Communications can make restricted payments in an aggregate amount of up to $20 million to us.

Accretion of the debt discount on the Discount Notes was $6.3 million and $4.5 million during the three months ended September 30, 2005 and 2004 and $18.2 million and $15.4 million during the nine months ended September 30, 2005 and 2004.  These amounts are included in interest expense in the respective accompanying consolidated statements of operations.

Long-term debt consists of the following (in thousands):

	September 30, 2005	December 31, 2004

Term loan B, interest at LIBOR plus 4.50%	$—	$25,000
Revolving credit loan, interest at LIBOR plus 3.75%; due April 11, 2007	—	—
Second priority senior secured floating rate notes, interest at LIBOR plus 7.5%; 11.36% at September 30, 2005, due 2008	9,898	128,375
10.75% Second priority senior secured notes, due 2010, plus unamortized premium of $717 and $844 at September 30, 2005 and December 31, 2004, respectively	292,052	300,844
Senior subordinated notes, interest at 12.00%, due 2011	160,000	160,000
Senior discount notes, interest at 15.00%, due October 11, 2011, net of unamortized discount of $14,516 and $32,692 at September 30, 2005 and December 31, 2004, respectively	157,276	139,100
Acquisition note payable, due June 2006	100	—
	619,326	753,319
Less current maturities	(201)	(1,300)
	$619,125	$752,019

7.                          Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net (loss) income	$(1,310)	$(15,226)	$3,332	$(31,488)
Change in cumulative translation adjustment	2,657	1,551	2,734	(3)
Change in unrealized losses on derivative financial instruments	(26)	(22)	(77)	170
Comprehensive income (loss)	$1,321	$(13,697)	$5,989	$(31,321)

8.                          Segments

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and has three reportable segments: tradeshows and conferences, trade publications and direct marketing products and other.

The Company evaluates the performance of, and allocates resources to, its segments based on contribution margin – defined as net revenue less cost of production and selling, editorial and circulation costs.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  There are no inter-segment sales or transfers.  Segment assets are primarily intangible assets, prepaid expenses and accounts receivable.  Revenue, contribution margins and segment assets of the Company’s reportable segments are as follows (in thousands):

	Tradeshows and Conferences	Trade Publications	Direct Marketing Products and Other	Corporate	Total

Three months ended September 30, 2005
Revenues	$46,821	$34,307	$4,563	$—	$85,691
Contribution margin (loss)	27,963	10,361	3,059	(678)
Segment assets (at period end)	437,181	226,586	26,631	72,450	762,848

Three months ended September 30, 2004
Revenues	$39,493	$34,786	$3,826	$—	$78,105
Contribution margin (loss)	25,055	9,820	2,268	(1,034)
Segment assets (at period end)	504,161	302,815	33,513	82,605	923,094

Nine months ended September 30, 2005
Revenues	$111,022	$107,951	$13,280	$—	$232,253
Contribution margin (loss)	64,875	33,282	8,368	(3,860)
Segment assets (at period end)	437,181	226,586	26,631	72,450	762,848

Nine months ended September 30, 2004
Revenues	$97,367	$111,333	$11,442	$—	$220,142
Contribution margin (loss)	59,950	34,989	6,650	(3,538)
Segment assets (at period end)	504,161	302,815	33,513	82,605	923,094

The reconciliation of total segment contribution margin to consolidated income from continuing operations before income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Total segment contribution margin	$40,705	$36,109	$102,665	$98,051
General and administrative expense	(9,130)	(9,367)	(31,789)	(29,467)
Restructuring charge	(1,041)	—	(3,056)	3,895
Depreciation and amortization	(8,927)	(10,801)	(28,404)	(31,497)
Other expense (primarily interest)	(19,977)	(22,721)	(78,991)	(67,463)
Income (loss) from continuing operations before income taxes	$1,630	$(6,780)	$(39,575)	$(26,481)

9.                          Related-Party Transactions

Financial advisory fees

The Company has agreed to pay Credit Suisse First Boston Corporation (“CSFB”), an affiliate of the DLJ Merchant Banking funds, an annual advisory fee of $0.5 million until the earlier of (i) an initial public offering of Advanstar Holdings, the Company’s parent, (ii) the date when the DLJ Merchant Banking funds own less than 16-2/3% of the shares of Holdings’ common stock held by them on the closing date of the DLJ Acquisition or (iii) October 11, 2005.  This amount is expensed as incurred.

In May 2005, the Company paid CSFB fees of $1.5 million relating to the sale of the Portfolio Group.  See Note 3 for a discussion on the sale of the Portfolio Group.

In June 2005, the Company also repurchased $7.1 million of Communications’ fixed rate notes at par, and $4.6 million of Communications’ floating rate notes at a price equal to 107.3% of principal, from CSFB pursuant to Communications’ tender offer.  See Note 6.

10.                   Restructuring Activity

Related to the sale of the Portfolio Group (see Note 3), in May 2005, the Company ceased use of certain leased office space in New York, NY, Milford, CT, and Santa Ana, CA. In the third quarter of 2005, the Company vacated additional leased office space in Milford, CT and Chicago, IL. These activities resulted in charges to the Company’s operations during the three and nine months ended September 30, 2005. These charges consist of the discounted remaining future minimum lease payments due under non-cancelable leases, net of estimated future sublease income. These lease commitments expire at various dates through 2010.

 In connection with the sale of the Portfolio Group and the reorganization of our healthcare group management team during 2005, the Company notified 122 employees that they would be severed from the Company. The Company took a charge to operations during the three and nine months ended September 30, 2005 for severance and other termination costs.  As of September 30, 2005, 91 employees have been terminated, of which 54 employees were terminated in the quarter ending September 30, 2005. Severance payments will continue into 2006.

The Company integrated many of the sales, marketing, technology and operating functions of its wholly owned subsidiary Advanstar.com, Inc. (“Advanstar.com”) with Communications and its core activities in publishing, tradeshows and direct marketing products.  These restructuring activities were completed by the end of 2001, except for facility lease costs, which were to continue through June 2010, including leasehold improvements from the facility Advanstar.com vacated.  The facility lease obligation was settled in May 2004 for less than amounts owed under the lease.  A $3.9 million favorable settlement (net of fees and related expenses) of the lease obligation was recognized as an offset to operating expenses in 2004.

Restructuring charges incurred are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Facility exit costs	$442	$—	$1,236	$—
Advanstar.com lease settlement	—	—	—	(3,895)
Employee severance and other termination costs	599	—	1,820	—
Restructuring charge (benefit)	$1,041	$—	$3,056	$(3,895)

The summary of the Company’s change in restructuring accruals is as follows (in thousands):

	Facility Exit Costs	Employee Severance	Total

Balance at December 31, 2004	$1,827	$—	$1,827
Restructuring charge	1,236	1,820	3,056
Utilized-cash	(660)	(882)	(1,542)
Utilized-non-cash	—	—	—
Balance at September 31, 2005	$2,403	$938	$3,341

The restructuring accrual balance is $3.3 million and $1.8 million at September 30, 2005, and December 31, 2004 of which $1.9 million and $0.5 million is in other accrued expenses and $1.4 million and $1.3 million is in other long term liabilities at September 30, 2005 and December 31, 2004, respectively, in the accompanying condensed consolidated balance sheet.

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

Overview

We are a worldwide provider of integrated marketing communications products and services for targeted industry sectors, principally through trade and consumer shows, conferences, and through controlled circulation trade, business and professional magazines.  We also provide a broad range of other direct marketing products, including classified advertising, direct mail services, reprints, database marketing, guides, and reference books.

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

Shows and conferences accounted for approximately 48% and 44% of total revenue for the nine months ended September 30, 2005 and 2004, respectively.  Trade publications accounted for approximately 46% and 51% of total revenue for the nine months ended September 30, 2005 and 2004, respectively, while direct marketing products and other accounted for approximately 6% and 5% of total revenue for the nine months ended September 30, 2005 and 2004, respectively.  Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC tradeshows and our other large tradeshows and conferences.  Because tradeshow and conference revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of tradeshow dates from one quarter to another.

Recent Developments

On May 23, 2005, we and certain affiliates (Communications, Advanstar Expositions Canada Limited and Advanstar.com)  completed the sale of business assets and liabilities associated with our tradeshows and conferences, trade publications and direct marketing products in our: Information Technology & Communications, Travel/Hospitality, Beauty, Home Entertainment, Abilities and Portfolio groups, including the shares of our Hong Kong subsidiaries (the “Sold Portfolio Group”).  The shares of our Brazilian subsidiary were sold in July 2005 after receipt of final regulatory approval. Collectively, the Sold Portfolio Group and Brazilian subsidiary are referred to as the “Portfolio Group.” The sale price for these assets and shares was $173.8 million in cash, net of expenses.  We recorded a gain on the sale of $53.0 million.

Revenue of the Portfolio Group, included in discontinued operations, was $49.0 million for the period from January 1, 2005 through May 23, 2005, and $22.3 million and $80.1 million for the three and nine months ended September 30, 2004.

In connection with the sale of the Portfolio Group, Communications repaid all outstanding term debt under Communications’ credit facility and amended the credit facility to retain revolving loan availability at $60.0 million while allowing for repayment of second lien and junior debt with a portion of the proceeds from the sale of the Portfolio Group.  The amendment also revised the fixed charge coverage ratio to exclude from the calculation any interest expense related to debt repaid prior to July 31, 2005 with the proceeds from the sale of the Portfolio Group.

As a result of the sale of the Portfolio Group, Communications’ second priority senior secured notes indenture required that Communications either use the remaining net proceeds (after repayment of the Credit Facility borrowings) to invest in Communications’ business or to offer to purchase Communications’ second priority senior secured notes at par plus accrued interest.  In June 2005, Communications offered to purchase up to $140.0 million of the second lien notes.  Holders of $8,665,000 principal amount of the 10.75% Second Priority Senior Secured Notes (the “fixed rate notes”) tendered their notes for purchase, and Communications purchased all such notes.

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

Under Communications’ indentures, any net proceeds from the sale of the Portfolio Group not used to reinvest in the business or to purchase second lien notes within one year after closing of the sale will be required to be used to offer to repurchase the subordinated notes and then the discount notes.  After application of the net proceeds of the sale of the Portfolio Group to repay the Credit Facility borrowings and finance the tender offers, Communications had net proceeds of approximately $13.4 million remaining, all of which was used in the third quarter of 2005 for acquisitions.

Trends and Developments

Our first nine months of 2005 results were impacted by the sale of the Portfolio Group to Questex Media Group in the second quarter and related $3.1 million restructuring charge, $12.6 million in costs related to the repayment of a portion of our debt, new product launches, investments in our Life Sciences and Powersports operating groups, and the impact of our restructuring on current sales in our healthcare special projects group.

Net income in the first nine months of 2005 includes the results for approximately five months of the groups sold to Questex Media Group in May 2005, a $53.0 million gain on the sale of these assets and a $2.3 million intangible asset impairment charge related to the closing of our East Coast Fashion events. All of these are reported as discontinued operations.

The sale of the Portfolio Group allows us to concentrate our resources on three markets in which we have our strongest product and market positions, which are the fashion and licensing, life sciences, and the motorcycle and automotive aftermarket markets.  In the first nine months of 2005, we invested in these core markets through existing product development, launching of new events and conferences and development of continuing education capabilities in our healthcare, dental and veterinary markets.

Our tradeshows and conferences continued to perform well in 2005.  Revenue in the first nine months of 2005 from our three largest events, MAGIC, Dealer Expo and Licensing International, increased $8.0 million, or 9.6%, compared to the first nine months of 2004.  We also launched the Off-Road Impact tradeshow and conference, complementing our 2004 launches of Dirt Sports and Off-Road Business magazines, 15 new IVT and pharmaceutical conferences, a dental conference – Digital Radiography Congress, and a licensing conference.

The decline in revenue in our publishing segment in the first nine months of 2005 is the result of a decline in sales in our healthcare custom projects as we restructured our operations, and a contraction in advertising and subscriptions in our nursing publications.

We have identified new opportunities and initiatives that we will be pursuing through the balance of 2005 and into 2006, including opportunities to expand customer relationships and our market position in our MAGIC events and the development of a stand alone continuing medical education business and other diversified customer offerings in our healthcare sector.  We also anticipate our fourth quarter launch of our Arenacross Championship Motorcycle Racing series in conjunction with our existing International Motorcycle Show series.

Presentation of Financial Information

Acquisitions and divestitures

On September 12, 2005, we purchased an off-road consumer event business from Petersen Events Corporation (“Off-Road Expo”) for $2.2 million in cash.  In addition, we may pay additional contingent cash consideration to the former shareholders based on the 2006 operating revenue from the acquired assets.  Certain acquired assets and assumed liabilities are recorded based on preliminary estimates of their respective fair values as of the date of the acquisition. We do not believe the final allocation of purchase price will be materially different from preliminary allocations.

On August 23, 2005, we purchased two fashion industry tradeshow businesses and related products from Pool Tradeshow (‘‘Pool’’) for $3.0 million in cash, subject to a working capital adjustment, which will be completed in the fourth quarter of 2005.  In addition, we may pay additional contingent cash consideration to the former shareholder based on the 2007 and 2008 operating results from the acquired assets and their continued employment with us.  Certain acquired assets and assumed liabilities are recorded based on preliminary estimates of their respective fair values as of the date of the acquisition. We do not believe the final allocation of purchase price will be materially different from preliminary allocations.

On August 19, 2005, we purchased Project Global Tradeshow, Inc. (‘‘Project”), a producer of tradeshows for the premium contemporary sector of the fashion industry, for $9.9 million in cash, subject to a working capital adjustment, which will be completed in the fourth quarter of 2005.  In addition, we may pay additional contingent cash consideration to the former shareholders based on the 2007 and 2008 operating results of the acquired assets and their continued employment with us.  Certain acquired assets and assumed liabilities are recorded based on preliminary estimates of their respective fair values as of the date of the acquisition. We do not believe the final allocation of purchase price will be materially different from preliminary allocations.

From January 1, 2005 through September 30, 2005, we completed two other acquisitions of consumer shows with an aggregate purchase price of $0.5 million in cash.

On March 8, 2004, we purchased a portfolio of pharmaceutical industry specific magazines and conferences from the Institute of Validation Technology, Inc. (“IVT”) for $7.9 million in cash.  In addition, we may pay additional contingent cash consideration to the prior owners based upon 2004 and 2005 operating results generated from the acquired assets and their continued employment with us.  Operating results for the three and nine months ended September 30, 2005 include $0.4 million and $1.0 million in compensation expense, respectively, to reflect the accrual of the 2005 component of the expected contingent payment.

We have accounted for these acquisitions under the purchase method of accounting.  Accordingly, our results of operations include the effect of the acquisition from the date of purchase.

In May 2005, we sold our Portfolio Group.  See “–Recent Developments” for additional information regarding this sale.

In the second quarter of 2005, we closed the last remaining East Coast Fashion event (the “East Coast Fashion Group”) as part of our ongoing strategy and evaluation of our product portfolio.  Revenue of the East Coast Fashion Group included in discontinued operations was $0.9 million and $5.2 million for the first nine months of 2005 and 2004. East Coast Fashion Group had no revenue in the third quarter of 2005 and 2004.  We recorded a $2.3 million impairment charge for the remaining intangible assets of this business in the second quarter of 2005.

In the third quarter of 2004, we sold our German tradeshow business (“DMS”) for $1.7 million in cash.  As a result of the sale of DMS we recorded a goodwill impairment charge of $6.2 million.  Total DMS revenue in the three and nine months ended September 30, 2004 were not material.

In the third quarter of 2004, we sold our 65% ownership in our French joint venture (“SeCA”), which consisted of one tradeshow, for $3.1 million in cash.  In conjunction with our sale of SeCA we recorded a goodwill impairment charge of $9.4 million, net of minority interest.  SeCA had $2.9 million in revenue, included in discontinued operations for the nine months ended September 30, 2004.  SeCA had no revenue in the third quarter of 2004.

In the third quarter of 2004, we sold our Post business trade publication (“Post”) for $1.0 million in cash. We recorded a loss after taxes on the sale of $1.3 million.  Revenue in the first nine months of 2004 was $0.7 million.  Post had no revenue in the third quarter of 2004.

In the first quarter of 2004, we sold our art industry tradeshows and magazines for a total sales price of $19.6 million in cash (“Art Group”).  Total revenue for the Art Group in the nine months ended September 30, 2004, included in discontinued operations, was $8.5 million.  We recorded a gain after taxes on the sale of $3.4 million.

The financial results of the businesses included in discontinued operations in the accompanying condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

(Loss) income before income taxes (including goodwill impairment charge and gain on sale)	$(104)	$(5,078)	$58,635	$(1,447)
Income tax (benefit) provision	(510)	840	15,751	4,343
Minority interests	—	(261)	(566)	4,122

Income (loss) from operations of discontinued businesses	$406	$(6,179)	$42,318	$(1,668)

Selected Financial Data

The following table sets forth selected statements of operations and other financial data.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Income Statement Data:
Revenue
Tradeshows and conferences	$46,821	$39,493	$111,022	$97,367
Publications	34,307	34,786	107,951	111,333
Direct marketing products and other	4,563	3,826	13,280	11,442
Total revenue	85,691	78,105	232,253	220,142

Cost of production and selling
Tradeshows and conferences	18,858	14,438	46,147	37,417
Publications	23,946	24,966	74,669	76,344
Direct marketing products and other	2,182	2,592	8,772	8,330
Total cost of production and selling	44,986	41,996	129,588	122,091

General and administrative expenses	9,130	9,367	31,789	29,467
Restructuring charge	1,041	—	3,056	(3,895)
Depreciation and amortization	8,927	10,801	28,404	31,497
Operating income	21,607	15,941	39,416	40,982
Other income (expense):
Interest expense	(19,917)	(22,705)	(66,338)	(68,477)
Loss on extinguishment of debt	—	—	(12,581)	—
Other (expense) income, net	(60)	(16)	(72)	1,014
Income (loss) from continuing operations before income taxes	1,630	(6,780)	(39,575)	(26,481)
Provision (benefit) for income taxes	3,346	2,267	(589)	3,339
Loss from continuing operations	(1,716)	(9,047)	(38,986)	(29,820)

Discontinued operations (see Note 3):
Income (loss) from operations of discontinued businesses, net of taxes	406	(6,179)	42,318	(1,668)
Net (loss) income	$(1,310)	$(15,226)	$3,332	$(31,488)

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenue

Revenue in the third quarter of 2005 increased 9.7% to $85.7 million from $78.1 million in the third quarter of 2004.

Revenue from tradeshows and conferences increased 18.6%, or $7.3 million, to $46.8 million from $39.5 million in the third quarter of 2004. Our fall 2005 MAGIC event increased revenue over third quarter 2004 by $3.1 million or 8.6% with exhibit space reaching 946,000 square feet and increased yield by 3.5%. The acquisitions of Pool and Project, which expanded our presence in the contemporary and boutique fashion markets, contributed $3.3 million of revenue in third quarter of 2005. The third quarter launch of four new conferences, including three IVT and pharmaceutical conferences and a licensing conference, contributed a combined $0.7 million in revenue growth in third quarter 2005.

Revenue from publications in the third quarter of 2005 declined 1.4%, or $0.5 million, to $34.3 million from $34.8 million in the third quarter of 2004.  Revenue from Life Sciences custom projects declined $1.2 million in the quarter due to the continued impact from the restructuring of the Life Sciences operating group and its effect on the 2005 sales cycle. Additionally, primary healthcare and pharmaceutical publications’ revenue declined $0.6 million and $0.4 million respectively in the third quarter.  Our flagship primary care publication, Medical Economics, increased revenue in the quarter by 9.4%.  In specialty care, while softer revenues were generated from our nursing publications, revenue from our other six specialty titles increased revenue 13.5% over the third quarter of last year.  Revenue from the dental and veterinary publications increased $0.3 million or 6.6% and $0.2 million or 6.7% respectively over the third quarter in 2004.  New publication launches, including those in Powersports/Automotive with Dirt Sports and Off-Road Business and in Life Sciences with Locum Life, Firstline, Ophthalmology Times Europe and Contract Services Europe, generated $1.1 million in revenue in the third quarter.

In the third quarter of 2005, revenue from the direct marketing products and other segment increased 19.3%, or $0.7 million, to $4.6 million from $3.8 million in the third quarter of 2004.  This increase is primarily due to web initiatives in our Life Sciences group.

Cost of production and selling

Cost of production and selling expenses in the third quarter of 2005 increased 7.1% to $45.0 million from $42.0 million in the third quarter of 2004.

Expenses of tradeshows and conferences in the third quarter of 2005 increased 30.6%, or $4.4 million, to $18.9 million from $14.4 million in the third quarter of 2004.  The increase is primarily due to increased investment in our fall 2005 MAGIC event, the Pool and Project acquisitions, growth in our Licensing International event, and staffing and other direct costs to support: 1) our first quarter launch of the Off-Road Impact tradeshow, 2) our newly launched Life Sciences conferences and 3) our Arenacross championship series to be launched in fourth quarter 2005.

Expenses of trade publications in the third quarter of 2005 declined 4.1%, or $1.0 million, to $23.9 million from $25.0 million in the third quarter of 2004.  The decline is primarily due to the decline in healthcare custom projects and primary care markets as discussed above, partially offset by an increase in paper costs of $0.3 million, and $0.5 million of costs associated with the launch investments in Dirt Sports and Off-Road Business as discussed above.

Expenses of direct marketing products and other declined 15.8% to $2.2 million in the third quarter of 2005 from $2.6 million in the third quarter of 2004. This decline is principally the result of savings in our operating support departments.

General and administrative expenses

General and administrative costs declined 2.5%, or $0.2 million, to $9.1 million in the third quarter of 2005 from $9.4 million in the third quarter of 2004 primarily due to $0.7 million of savings associated with the restructuring of our leased office space (as discussed below), which was partially offset by $0.4 million of contingent employee compensation related to the IVT acquisition earn-out.

Restructuring charge

Related to the sale of the Portfolio Group (see –”Recent Developments”), in May 2005, we ceased use of certain leased office space in New York, NY, Milford, CT, and Santa Ana, CA. In the third quarter of 2005, we also vacated additional leased office space in Milford, CT and Chicago, IL. These activities resulted in charges to our operations during the three and nine months ended September 30, 2005. These charges consist of the discounted future minimum lease payments, net of estimated future sublease income. These lease commitments expire at various dates through 2010.

In connection with the sale of the Portfolio Group and the reorganization of our healthcare group management team during 2005, we notified 122 employees that they would be severed from the Company. We took a charge to operations during the three and nine months ended September 30, 2005 for severance and other termination costs.  As of September 30, 2005, 91 employees have been terminated, of which 54 employees were terminated in the quarter ending September 30, 2005. Severance payments will continue into 2006.

Pre-tax restructuring charges incurred are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Facility exit costs	$442	$—	$1,236	$—
Advanstar.com lease settlement	—	—	—	(3,895)
Employee severance and other termination costs	599	—	1,820	—
Restructuring charge (benefit)	$1,041	$—	$3,056	$(3,895)

We expect an additional $1.2 million charge to be taken in the next six months as we vacate additional office space and terminate employees pursuant to our restructuring plan.

Interest expense

Interest expense in the third quarter of 2005 declined $2.8 million, or 12.3%, to $19.9 million from $22.7 million in the third quarter of 2004 primarily due to the repayment of $20.4 million of Communications’ term loans, $8.7 million of Communications’ fixed rate notes, and $117.8 million of

Communications’ floating rate notes in the second quarter of 2005 with the proceeds from the sale of the Portfolio Group.

In June 2005, Communications repurchased $8.7 million of its fixed rate notes pursuant to an offer to purchase at an offer price of 100% of principal amount tendered, plus accrued and unpaid interest to the date of settlement.  Communications also repurchased $117.8 million of its floating rate notes pursuant to a cash tender offer for $1,043 plus a consent payment of $30 per $1,000 principal amount tendered, plus accrued and unpaid interest to the date of settlement.  See “–Recent Developments” for additional information.

At September 30, 2005, $609.4 million, or 98%, of our total debt is at a fixed rate with the balance subject to interest rate fluctuations.

Provision (benefit) for income taxes

The provision for income taxes before discontinued operations was a provision of $3.3 million in the third quarter of 2005 compared to a provision of $2.3 million in the third quarter of 2004.  The provision for the third quarter of 2005 and 2004 includes a tax provision representing the elimination of a portion of the second quarter tax benefit provided by losses from continuing operations to the extent that such losses offset the income from discontinued operations.  The tax provision is offset by a tax benefit included in discontinued operations.  Additionally, a deferred tax provision related to the basis of goodwill for tax purposes being less than the carrying value of goodwill for financial reporting purposes was recorded.  We recorded no income tax benefit related to the net operating losses we generated during 2005 or 2004 because we have established a valuation allowance to offset any related tax benefits due to uncertainty about realization of these benefits.

Discontinued operations

In the third quarter of 2004, we sold Post, SeCA and DMS for an aggregate of $5.8 million in cash. The total loss on sale the of these businesses was $1.3 million, after tax effect. The aggregate goodwill impairment charge recorded in the third quarter of 2004 relating to these assets was $6.2 million.

See further information regarding discontinued operations in “–Presentation of Financial Information–Acquisitions and Divestitures.”

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenue

Revenue in the first nine months of 2005 increased 5.5% to $232.3 million from $220.1 million in the first nine months of 2004.

Revenue from tradeshows and conferences increased 14.0%, or $13.7 million, to $111.0 million from $97.4 million in the first nine months of 2004.  Revenue from our three largest events, MAGIC, Dealer Expo, and Licensing International, increased $8.0 million, or 9.6%, compared to the first nine months of 2004.  The exhibit space at the MAGIC spring and fall 2005 events grew by a combined 2.3% over 2004 to 1,833,300 square feet, Licensing International increased 6.7% to 194,400 square feet and Dealer Expo increased 1.7% to 328,300 square feet.  Yield increased 4.8% for MAGIC spring and fall 2005 events, 4.2% for Licensing International and 5.2% for Dealer Expo contributing to an increase in revenue over the first nine months of 2004.  The acquisitions of Pool and Project, which expand our presence in the contemporary and boutique fashion markets, contributed $3.3 million of revenue from the events held in Las Vegas in August 2005 in coordination with the August 2005 MAGIC tradeshow. We also launched the Off-Road Impact tradeshow and conference complementing our 2004 launches of Dirt Sports and Off-Road Business magazines, 15 new IVT and pharmaceutical conferences, a dental conference- Digital Radiography Congress, and a licensing conference.  These launches generated revenue of $3.6 million in the first nine months of 2005.  The increased revenue generated from these tradeshows and conferences was partially offset by holding one less IMS motorcycle event in the first nine months of 2005 as compared to the first nine months of 2004.

Revenue from publications in the first nine months of 2005 declined 3.0%, or $3.4 million, to $108.0 million from $111.3 million in the first nine months of 2004.  Revenue from healthcare custom projects declined $4.2 million in the first nine months of 2005, attributable in part to the restructuring of the Life Sciences operating group and its effect on the 2005 sales cycle. In specialty care, revenue from the nursing publications declined $1.6 million or 20.7% as nursing advertising and subscription continue to contract.  The other six publications in specialty care increased revenue 5.8% over the first nine months of 2004.  Primary healthcare publication revenue declined 4.0% in the first nine months of the year.  Revenue from dental publications increased 9.7% and automotive publications increased revenue 12.1% over the same period last year.  New publication launches, including those in Powersports/Automotive with Dirt Sports and Off-Road Business and in Life Sciences with Locum Life, Firstline, Ophthalmology Times Europe and Contract Services Europe, generated $1.8 million in revenue in the first nine months of 2005.

In the first nine months of 2005, revenue from our direct marketing products and other segment increased 16.1%, or $1.8 million, to $13.3 million from $11.4 million in the first nine months of 2004.  This increase is due to web initiatives in our Life Sciences group.

Cost of production and selling

Cost of production and selling expenses in the first nine months of 2005 increased $7.5 million to $129.6 million from $122.1 million in the first nine months of 2004.

Expenses of tradeshows and conferences in the first nine months of 2005 increased 23.3%, or $8.7 million, to $46.1 million from $37.4 million in the first nine months of 2004.  Staffing and other direct costs to support our first quarter launch of the Off-Road Impact tradeshow and conference, our newly launched IVT and dental conferences, and our Arenacross championship series to be launched in fourth quarter 2005 contributed approximately $3.3 million to this increase.  We also incurred an additional $3.0 million of expenses to support the growth in our MAGIC and Licensing International events. The acquisitions of Pool and Project, along with continued investment in our IMS series also contributed to the increase in 2005 over 2004.

Expenses of trade publications in the first nine months of 2005 declined 2.2%, or $1.7 million, to $74.7 million from $76.3 million in the first nine months of 2004.  The decline is primarily due to the decline in healthcare custom projects and primary care markets as discussed above, partially offset by an increase in paper costs of $0.7 million and $1.6 million of costs associated with the launch investments in Dirt Sports and Off-Road Business as discussed above.

Expenses of direct marketing products and other in the first nine months of 2005 increased 5.3%, or $0.4 million, to $8.8 million from $8.3 million in the first nine months of 2004.  We also incurred additional staffing and consulting costs related to a realignment of our healthcare project business and the launches of publications and tradeshows serving the Powersports/Automotive markets, which was offset by cost savings efforts in our operating and support departments.

General and administrative expenses

General and administrative costs increased 7.9%, or $2.3 million, to $31.8 million in the first nine months of 2005 from $29.5 million in the first nine months of 2004 due primarily to $0.9 million of additional investments in our group management team and staff, primarily related to our Life Sciences group, $0.6 million of costs related to strategic consulting and marketing initiatives, $1.0 million of contingent employee compensation related to the IVT acquisition earn-out, and an increase of $0.2 million for audit, tax, legal and Sarbanes-Oxley consulting services, offset by savings associated with our restructuring activities.

Restructuring charge

See information regarding restructuring activities in “–Results of Operations-Three Months Ended September 30, 2005 compared to the three months ended September 30, 2004-Restructuring charge.”

Interest expense

Interest expense in the first nine months of 2005 declined $2.1 million, or 3.1%, to $66.3 million from $68.5 million in the first nine months of 2004 primarily due to the repayment of $20.4 million of Communications’ term loans, $8.7 million of Communications’ fixed rate notes, and $117.8 million of Communications’ floating rate notes in the second quarter of 2005 with the proceeds from the sale of the Portfolio Group. The reduction was also impacted by a reduction in cash payments on our interest rate collar agreement in the first quarter of 2004. We made payments of $0.9 million on this agreement, which expired in February 2004.  We currently have no plans to hedge our remaining floating rate debt.

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

At September 30, 2005, $609.4 million, or 98%, of our total debt is at a fixed rate with the balance subject to interest rate fluctuations.

Other income (expense), net

Other income in the first nine months of 2004 includes a gain of $1.3 million related to our interest rate protection agreements, which expired in February 2004.

Provision (benefit) for income taxes

The provision for income taxes was a benefit of $0.6 million in the first nine months of 2005 compared to a provision of $3.3 million in the first nine months of 2004.  The provision for the first nine months of 2005 includes a tax benefit representing the tax benefit provided by losses from continuing operations to the extent that such losses offset the income from discontinued operations. This tax benefit is offset by a tax provision included in discontinued operations.  This benefit was partially offset by a deferred tax provision related to the basis of goodwill for tax purposes being less than the carrying value of goodwill for financial reporting purposes.  We recorded no income tax benefit related to the net operating losses we generated during 2005 or 2004 because we have established a valuation allowance to offset any related tax benefits due to uncertainty about realization of these benefits.

Discontinued operations

In the second quarter of 2005, the last remaining East Coast Fashion event was closed and a $2.3 million impairment charge for the remaining carrying value of the intangible assets of this business was recorded.

In May and July 2005, Advanstar sold certain businesses to Questex for net cash of $173.8 million.  A gain of $53.0 million on the sale of these assets was recorded in the second quarter of 2005.

Properties sold in 2004 included Art, Post, SeCA, and DMS for an aggregate of $24.3 million in cash. Total gain on sale of these businesses was $2.1 million, after tax effect. The aggregate goodwill impairment charge recorded in 2004 relating to these assets was $15.6 million.

See further information regarding discontinued operations in “–Presentation of Financial Information–Acquisitions and Divestitures.”

Liquidity and Capital Resources

The following discussion presents our liquidity and capital resources on a consolidated basis, including our subsidiaries.

We are a holding company and have no direct material operations.  Our principal assets are our ownership of Communications and Advanstar.com, and our only material liabilities are the senior discount notes and our guarantee of the Communications Credit Facility.  Our principal liquidity needs are for debt service on the senior discount notes.

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

As of September 30, 2005, we had cash and cash equivalents of $38.0 million.  The following table shows our cash flow activity for the first nine months of 2005 and 2004, and should be read in conjunction with the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2005	2004

Net cash (used in) provided by operating activities	$(4,077)	$12,029
Net cash provided by investing activities	153,288	9,606
Net cash used in financing activities	(153,171)	(11,177)
Effect of exchange rate changes on cash	660	661
Net (decrease) increase in cash and cash equivalents	$(3,300)	$11,119

The $16.1 million increase in cash used in operating activities in the first nine months of 2005 as compared to the first nine months of 2004 was due primarily to $9.1 million of cash fees and expenses related to our repurchase of a portion of our outstanding debt in June 2005 and a decline in customer advances received in 2005 compared to 2004, due to a delay in when these advances are received.  Cash provided by operating activities in the first nine months of 2005 was negatively impacted by a decline in net income less non-cash expenses.   We paid cash interest of $44.5 million in the first nine months of 2005.  Cash provided by operating activities in the first nine months of 2004 was negatively impacted by tradeshow timing as cash for events held in the first nine months of 2004 was collected in the fourth quarter of 2003.

Net cash provided by investing activities increased $143.7 million to $153.3 million in the first nine months of 2005, from $9.6 million in the first nine months of 2004.  This increase was principally due to the proceeds received in the second quarter of 2005 from the sale of the Portfolio Group.  In the first quarter of 2004, we sold our Art Group for $19.5 million in cash, and acquired IVT for $8.0 million in cash.  Our business strategy includes the consummation of strategic acquisitions.  In 2005, we used $15.5 million in cash for business acquisitions. In connection with any future acquisitions, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof.  There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments.  Consistent with our longstanding strategy, we continue to pursue potential acquisitions of complementary businesses.

We incurred capital expenditures of $5.1 million and $6.8 million in the first nine months of 2005 and 2004, respectively.  We anticipate that we will spend less than $8.0 million on capital expenditures in 2005, which will be funded by cash flows from operations.  The majority of these expenditures are related to expansions and enhancements to our IT and communications infrastructure and management and operating group information systems.  We believe that this amount of capital expenditure will be adequate to grow our business according to our business strategy and to maintain the key tradeshows, publications and business that remain following the sale of the Portfolio Group.

Cash used in financing activities in the first nine months of 2005 was $153.2 million compared to $11.2 million in the first nine months of 2004.  In the first quarter of 2005, Communications repaid $4.6 million of its outstanding Term Loan B with the proceeds from the sale in the first quarter of 2004 of the Art Group.  In the second quarter of 2005, Communications repaid its outstanding $20.4 million of Term Loan B and repurchased $126.5 million of its floating and fixed rate notes, using the proceeds from the sale of the Portfolio Group.  During the first nine months of 2004, Communications paid $10.8 million of outstanding principal, including $8.0 million on its revolving credit facility.

Debt service

As of September 30, 2005, we had total indebtedness of $619.3 million and $58.8 million of borrowings available under Communications’ Credit Facility, subject to customary conditions.

Our principal debt obligations are described below.

Credit facility

Communications’ Credit Facility consists of a $60.0 million revolving credit facility, which will terminate in April 2007.  Borrowings under the Credit Facility generally bear interest based on a margin over, at Communications’ option, the base rate or LIBOR.  The applicable margin for revolving credit loans varies based upon Communications’ ratio of consolidated debt to EBITDA (as defined) and is currently 3.75% over LIBOR and 2.50% over the base rate.  Communications’ obligations under the credit facility are guaranteed by Advanstar Holdings Corp. (“Advanstar Holdings”), our parent company, us and all Communications’ existing and future domestic subsidiaries and are collateralized by substantially all of the assets of Communications’ and the subsidiary guarantors, including a pledge of the capital stock of all Communications’ existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by Communications or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of Communications and our domestic subsidiaries, a pledge of Communications’ and Advanstar IH, Inc.’s capital stock held by us, and a pledge of our capital stock by Advanstar Holdings.  The Credit Facility contains restrictive covenants, which require Communications to, among other things, maintain a minimum fixed charge coverage ratio.

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

The restricted payments covenants in Communications’ senior secured notes indenture and senior subordinated notes indenture provide that Communications can pay dividends only if its leverage ratio (as defined) is 6.0 to 1.0 or better and only from a basket equal to the amount by which its cumulative EBITDA (as defined) since January 1, 2001 exceeds 150% of its cumulative interest expense in that same period plus other items, including proceeds from equity offerings. As of September 30, 2005 Communications’ leverage ratio under the most restrictive of these indentures was 6.1 to 1.0.   Communications anticipates improvements in its operating results that would improve its ratio prior to the time that the discount notes require payment of interest in cash.  However, Communications’ results are subject to a variety of factors, including general economic conditions and conditions in its markets, and we cannot assure you Communications’ results will in fact improve to a point where Communications can make distributions under these restrictions.  In that case, unless Communications were to repay additional indebtedness or invest in a business that generates additional EBITDA (as defined), Communications’ leverage ratio would not meet the requirements for it to be permitted to pay dividends, which could have a material adverse effect on our financial position, results of operations, and cash flows and/or could impact our ability to continue to operate without an amendment or restructuring of its credit facility and the notes. Notwithstanding the leverage ratio limitation on restricted payments, Communications can make restricted payments in an aggregate amount of up to $20 million to us.

Contractual and contingent obligations

Our contractual obligations (excluding accounts payable and accrued expenses), as of September 30, 2005 are as set forth below (in millions):

Payments Due By Period

	2005 (1)	2006	2007	2008	2009	2010	After 2010	Total

Indebtedness	$—	$0.2	$0.1	$9.7	$—	$292.1	$331.8	$633.9
Interest on indebtedness (2)	16.2	78.3	78.3	77.4	76.4	78.8	49.2	454.6
Operating lease obligations	1.6	6.6	5.7	5.4	3.8	1.9	4.9	29.9

Total contractual cash obligations	$17.8	$85.1	$84.1	$92.5	$80.2	$372.8	$385.9	$1,118.4

(1)                                  For the period from October 1, 2005 through December 31, 2005.

(2)                                  Interest on our variable rate debt is calculated using LIBOR of 3.86%, the rate in effect on October 1, 2005.  Because our variable rate debt bears interest at a variable rate, actual payments could differ.

We have no material capital lease obligations or purchase obligations.  Our contingent obligations are primarily composed of $1.2 million of letters of credit.

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

Interest Rates

At September 30, 2005, we had fixed rate debt of $609.4 million and variable rate debt of $9.9 million.  A change in interest rates of 1% would not be material to us.

Currencies

Outside of the United States, we maintain assets and operations in Europe.  These assets and operations, and our exposure to any currency gains or losses, are not material to us.

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
10.3.5

Fifth amendment to Credit Agreement, dated as of August, 19 2005 (Filed as an exhibit to Advanstar Communications, Inc.’s Quarterly Report on Form 10-Q for the third quarter 2005 and incorporated by reference herein)

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

ADVANSTAR, INC.

November 14, 2005	/s/	DAVID W. MONTGOMERY
David W. Montgomery
Vice President-Finance, Secretary and Chief Financial Officer
(Principal Financial Officer and Authorized Representative of the Registrant)

Exhibit Index

Exhibit No.	Document

10.3.5

Fifth amendment to Credit Agreement, dated as of August, 19 2005 (Filed as an exhibit to Advanstar Communications, Inc.’s Quarterly Report on Form 10-Q for the third quarter 2005 and incorporated by reference herein)

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