Form 10-K
period 2005-12-31
ADVANSTAR INC
filed 2006-03-30
CIK 1064243

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 333-61386

Advanstar, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3243499
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

641 Lexington Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212)951-6600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒.

As of June 30, 2005, none of the registrant’s common stock was held by non-affiliates of the registrant.

As of March 30, 2006, the registrant had 100 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item I – BUSINESS

Unless otherwise noted herein, disclosures in this Annual Report on Form 10-K relate only to our continuing operations. Our discontinued operations consist of properties sold and discontinued. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Presentation of Financial Information–Acquisitions and Divestitures” for further information on discontinued properties.

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT, OTHER REPORTS, AND COMMUNICATIONS TO SECURITY HOLDERS, AS WELL AS ORAL STATEMENTS MADE BY THE DIRECTORS, OFFICERS OR EMPLOYEES OF ADVANSTAR, INC. (“ADVANSTAR” OR THE “COMPANY”) MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. A FORWARD-LOOKING STATEMENT IS USUALLY IDENTIFIED BY OUR USE OF CERTAIN TERMINOLOGY INCLUDING “BELIEVES,” “EXPECTS,” “MAY,” “WILL,” “SHOULD,” “SEEKS,” “PRO FORMA,” “ANTICIPATES” OR “INTENDS” OR BY DISCUSSIONS OF STRATEGY OR INTENTIONS. THESE STATEMENTS MAY RELATE TO, AMONG OTHER THINGS, ADVANSTAR’S FUTURE REVENUES, OPERATING INCOME, EBITDA AND THE PLANS AND OBJECTIVES OF MANAGEMENT. ALL FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE MADE AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO ADVANSTAR AS OF THE DATE THEREOF, AND ADVANSTAR ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT OR TO CONFORM ANY FORWARD-LOOKING STATEMENT TO ACTUAL RESULTS. THESE FORWARD-LOOKING STATEMENTS ARE NEITHER PROMISES NOR GUARANTEES AND INVOLVE RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH VARIATION ARE DISCUSSED IN THIS ANNUAL REPORT, PARTICULARLY UNDER THE HEADING “RISK FACTORS,” AND IN ADVANSTAR’S OTHER REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

INDUSTRY AND MARKET DATA

Industry and market data for the business-to-business (“B-to-B”) media industry and our market share and relative industry positions used throughout this annual report were obtained through company research, internal company surveys and studies conducted by third parties, independent industry publications and other publicly available information. We have not independently verified market and industry data from third-party sources. In addition, while we believe internal company surveys are reliable and we believe that we define markets appropriately, none of such surveys nor such market definitions have been verified by any independent sources.

In particular:

•                                          Industry overview: Except where otherwise specifically referenced, we have based our discussion of the B-to-B communications industry on publications by Veronis Suhler Stevenson and reports and studies by the B-to-B trade association, including Business Information Network (BIN), an information source of American Business Media.

•                                          Tradeshows: We rank our tradeshows against the tradeshows of our competitors based on an internally conducted analysis of net square footage of exhibition space. This data is typically reported by tradeshow organizers and published in the Tradeshow Week Quarterly Report, a quarterly publication that lists tradeshows grouped by show date. We include both direct and indirect competitors in such comparisons. Direct competitors are the tradeshows within the same industrial classification code and geographic region as our tradeshows, although we only include tradeshows within the same industrial classification code that are within the same subcategory, as defined by us, as our tradeshows. For example, we only include women’s apparel shows in providing data about our women’s apparel tradeshows, although the relevant industrial classification code covers all apparel shows. Direct competitors are also determined in some cases by the time of the year during which a tradeshow is held. Indirect competitors are subjectively determined by us on a case-by-case basis. These indirect competitors include: (1) broad-based tradeshows we know from prior experience that display, among other products, products displayed at our tradeshows and (2) tradeshows identified by our current exhibitors as other tradeshows in which they participate. In determining our market position in comparison to these broad-based shows, we compare the square footage of our show against the estimated square footage of that broad-based show allocated to the products that are of the same type as those displayed in our tradeshow. Some of our tradeshows have insignificant or no direct competition.

•                                          Trade Publications: We utilize the industry-standard method of ranking our publications against competitors’ publications based on the number of advertising pages as determined, except where otherwise specifically referenced, by Inquiry Management Systems Ltd. and PERQ, independent vendors. For purposes of these rankings, we have defined our markets narrowly as the niche of businesses or professionals at which a publication is specifically targeted.

General

We are a leading worldwide media company providing provider of integrated marketing solutions for both business-to-business and business-to-consumer marketing firms. Our products and services are targeted for specific industry sectors through shows and conferences, and controlled circulation trade, business and professional magazines. We also produce a limited number of consumer expositions and publications. Additionally, we provide a broad range of direct marketing products, including classified advertising, direct mail services, reprints, database marketing, directories, guides and reference books. Our electronic based products include web advertising, classified and recruitment advertising, e-newsletters, web based continuing medical education (“CME”), webinars and others. In 2005, most of our tradeshows and stand-alone conferences were among the leading events in their respective markets based on square footage. For the year ended December 31, 2005, 73% of our 40 magazines and journals for which competitive data is available ranked either #1 or #2 in their respective markets, based on number of advertising pages. We had approximately 1,000 employees as of December 31, 2005 in 14 U.S. offices and 2 international locations in the United Kingdom.

Industry Overview

B-to-B media companies provide marketing solutions for their customers through tradeshows and conferences, trade publications, ancillary direct marketing services and through electronic applications. Tradeshows play a key role in B-to-B sales and marketing efforts and are utilized in the global economy as a highly cost-effective sales and marketing tool. Tradeshows provide an opportunity for industry participants to conduct face-to-face selling efforts, transact business and receive product information from exhibits, conferences, workshops and other forums. Tradeshow attendees include executives, manufacturing and operating management, sales and marketing personnel, industry analysts, middle-level managers, buyers and other industry professionals. Trade publications are generally published monthly and provide information about a specific industry or market segment within an industry. Advertisers are attracted to B-to-B print media by the highly targeted and controlled circulation of publications. By focusing on targeted audiences, publishers aim to connect advertisers with key purchasing decision-makers. Controlled distribution assists advertisers in reaching very specific target groups and provides for more efficient use of advertising dollars. The historical growth in B-to-B publishing has been driven primarily by rising levels of advertising spending as opposed to growth in subscription revenue.

According to the May 2005 Veronis Suhler Stevenson Communications Industry Forecast, total spending on B-to-B marketing, including magazines and tradeshows, was expected to increase to $22.1 billion in 2005, a 6% gain over 2004.

Total business-to-business media spending was essentially flat from 1999 to 2004 with the economic slowdown resulting in spending declines in 2001 and 2002, and a slow recovery in 2003, and more robust growth in 2004.  Overall business-to-business media expenditures climbed 5.2% to $20.9 billion in 2004, driven by surging e-media spending, which grew 25.9% to $1.5 billion. Tradeshow expenditures increased 5.8% to $9.2 billion. The solid growth in e-media and tradeshows was tempered by a more modest 2.2% expansion in business-to-business magazine spending, which totaled $10.3 billion in 2004.

Total spending on tradeshows, including expenditures on exhibit space and fees, sponsorships and advertising grew 5.8% to $9.2 billion in 2004, driven by healthy corporate profits and increased business-related travel. Healthcare-related shows were the most profitable due to an upswing in CME.  In the first half of 2005 many corporations reported that they were increasing funding for business-related travel and Veronis Suhler believes this will drive tradeshow expenditures up by 6.1% to $9.7 billion in 2005.

Spending on tradeshows is expected to rise 5.8% on a compound annual basis from 2004 to 2009, driven by a 6.8% rise in fees, sponsorships and advertising and a 5.4% gain in total exhibit space spending.  Overall spending is expected to reach $12.1 billion in 2009. As measured by Tradeshow Week, the nine months ended September 30, 2005 saw an increase in two of the three primary tradeshow indicators: square footage grew by 4.1%, and attendance by 0.6%. The third indicator, the number of exhibiting companies, declined by 2.9%.

Total spending on business-to-business magazines, including advertising and subscriptions, increased 2.2% to $10.3 billion in 2004. Advertising expenditures rose 3.4% to $8.4 billion due to healthy growth among healthcare, banking, automotive, home design and furnishing titles. Circulation spending dropped for the fourth consecutive year driven down by a 3.4% decline in paid circulation. Total magazine expenditures are anticipated to grow at a compound annual rate of 3.3% from 2004 to 2009, reaching $12.1 billion in 2009.

According to Veronis Suhler Stevenson, overall business-to-business media spending is expected to accelerate in 2005, fueled by solid gains in tradeshow and a double-digit increase in e-media spending. Growth in business-to-business magazine expenditures will be modest, as falling circulation spending offset gains in advertising spending. Total business-to-business media spending growth is expected to match GDP expansion in 2005 for the first time since 2000. Total spending on business-to-business media is expected to grow at a compound annual growth rate of 5.8% from 2004 to 2009, reaching $27.7 billion in 2009.  Industry-wide advertising pages, as measured by American Business Media, increased 3.9% in 2005 from 2004 levels following a 1.7% increase in 2004 from 2003 levels.

Product Segments

Our business is grouped in three broad segments reflecting products and services we provide to our customers to serve their marketing and their customers’ needs. We offer our customers a comprehensive array of marketing products and services to reach their existing and prospective buyers on a cost-effective basis. Our product and service offerings are shows and conferences, publications, and direct marketing products and other.

See Footnote 11 to our Consolidated Financial Statements for information regarding the breakdown of revenue, profit, and assets by segment.

Shows and Conferences

As of December 31, 2005, we owned and managed 29 shows and 50 standalone conferences for business, professional and consumer audiences worldwide, most of which were among the leading events in their respective markets based on square footage. Four of our largest shows are listed in the April 2005 issue of Tradeshow Week 200’s list of the top 200 tradeshows as measured by total square footage. These included MAGIC Spring, MAGIC Fall, International Powersports Dealer Expo and Licensing International. Collectively, these four shows represented 2.3 million of the 3.9 million total square footage for all of our shows for the year ended December 31, 2005.

Our show and conference revenue is derived primarily from the sale of show floor space to exhibitors, show-specific advertising, sponsorships and conferences. Show and conference revenue accounted for approximately 42%, 40% and 47% of our revenue in 2005, 2004, and 2003, respectively.

Shows are a long-established effective forum to conduct business. As new products and services are introduced, buyers and sellers within specific industries need efficient settings to interact and conduct business. Shows also include conference program, which provide additional learning and presentation opportunities.

Publications

We are a leading B-to-B trade publisher in the United States. As of December 31, 2005, we published 50 specialized business magazines and professional journals, 7 directories, one consumer magazine, CME products, custom publishing and other projects.  Of our 40 magazines and journals for which competitive data is available, 73% ranked either #1 or #2 in their respective markets, based on the number of advertising pages in the year ended December 31, 2005.

Our trade publications are generally distributed free-of-charge to targeted, qualified, professional recipients and generate revenue predominantly from advertising. Publications revenue accounted for approximately 51%, 55% and 47% of our total revenue in 2005, 2004 and 2003, respectively. Our largest publications based on ad pages include: Medical Economics, Pharmaceutical Technology, LCGC, Dealernews, Dental Products Report, Pharmaceutical Executive, Drug Topics, Motor Age, Auto Body Repair News, and Dermatology Times. Collectively, these 10 magazines represented 47% of publication pages for the year ended December 31, 2005.

We believe that our targeted circulation lists for our U.S. and international publications provide our advertising customers with a highly cost-effective method of reaching their target market’s decision-makers. We seek to increase advertising revenue by introducing existing advertisers to new titles, by attracting new advertisers who target our readership and by developing new reader and advertising categories.

Direct Marketing Products and Other

We provide a comprehensive set of marketing products, services and support geared to a variety of industries’ marketing customer and communications needs. These services include direct mail and database marketing programs, reprint services, reference books and other services to facilitate our clients’ marketing programs. These services are incremental to shows and publications and are utilized either independently or to supplement our customer’s show and publication marketing plans.

In addition, we provide electronic based products and services to complement our delivery of show, publishing and direct marketing products to our customers.  We have over 129 electronic based products including web advertising, e-newsletters, education and “webinars.” Direct marketing products and other accounted for approximately 7%, 5% and 6% of our revenue in 2005, 2004 and 2003.

Industry Sectors

We also approach our business by targeting specific industries in North America and Europe and structuring our organization and product portfolio based on these three “core market” sectors: Fashion and Licensing; Powersports and Automotive; and Life Sciences. We believe that by focusing on market sectors in addition to product segments, we better identify and service a broad array of our customers’ marketing needs. This focus allows us to cross-sell our products and services and captures a larger share of our customers’ marketing budgets. In each of the markets we serve many of our customers advertise in our publications, exhibit at our shows and use our direct marketing products to reach their target audience. We have expanded our show, conference and publication offerings within each market sector through new product introductions and selective acquisitions, which we believe maximize our existing marketing and customer service infrastructure and industry expertise.

Business Strategy

Our business strategy is to provide products and services to facilitate “Connecting our Customers to Theirs.” Our objective is to concentrate on our strategy to achieve sustainable, profitable, long-term growth. We will accomplish this by (1) focusing on markets where we can leverage our strengths, (2) delivering innovative, quality products based on customer and market needs and (3) maximizing our operational efficiencies.

Focus On Markets and Customers Where We Can Leverage Our Strengths

We focus on owning and building leading product position businesses that are the important sources of information for businesses and professionals in large, dynamic or growing markets. The combination of our selected markets, our leading products and focused industry teams provides strategic and operational clarity along with deep insight into well defined customer segments within each selected market.

Deliver Innovative, Quality Products Based On Customer and Market Needs

We diversify our revenue streams by developing products that provide solutions along an industry’s “communications supply chain.” We seek to identify specific gaps in existing markets or opportunities in adjacent markets where we can effectively add value. We are able to address evolving market needs through multiple means, including:

•                                          adapt existing shows and magazines to reflect industry trends and attract new categories of buyers and sellers;

•                                          develop new product extensions based on the marketing needs of the industry and key customers in the buying and selling community; and

•                                          identify fill-in acquisition and joint venture opportunities based on continuing interaction within the market.

Maximize Operating Efficiencies

We operate effective back office production and Company support operations. We will strive to continuously improve our effectiveness through the employment of state of the art information systems to maximize operating efficiencies and provide relevant, timely, fact based management information to our operating teams and senior management. Our operating teams are evaluated based on extensive use of defined operating metrics designed to focus attention and behavior on key drivers of performance success.

Selective Acquisitions

As we expand deeper into our current industry sectors, we explore selective acquisitions and joint ventures based on the following criteria:

•                                          the acquisition significantly improves our existing product and franchise position;

•                                          the acquisition adds new and sustainable types of revenue streams to our existing product offerings; and

•                                          the acquisition adds to, broadens or deepens existing management talent.

In 2005, we purchased five tradeshows and consumer event businesses in the fashion and powersports sectors. See “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations-Presentation of Financial Information-Acquisitions and Divestitures.” We are engaged in ongoing evaluations of potential acquisitions in line with our business strategy.

Industry Sectors

The following is a summary of our products and services by industry sector.

Fashion & Licensing

Our Fashion group serves the men’s, women’s, children’s and product sourcing sections of the apparel industry. In 2005, we operated in the fashion industry sectors through 9 tradeshows, including our recently acquired POOL and Project groups of events. Six of these tradeshows are held concurrently in Las Vegas during February and August of each year.  In 2005 we shut down our East Coast Fashion properties. The tradeshows count and net square footage in the table below do not include any of the East Coast Fashion events held in 2005. Our Licensing group includes a portfolio of products including two tradeshows, two conferences, and two publications.

Key shows and publications include:

•                  MAGIC, the world’s largest and most widely recognized tradeshow for the men’s apparel, accessories, and footwear industry;

•                  WWDMAGIC, which we believe is the largest women’s apparel and accessory tradeshow in the United States;

•                  MAGICKids, which serves the children’s apparel, accessory, and footwear industry;

•                  Sourcing at MAGIC, which we believe is the largest industry trade event for manufacturing sourcing within the fashion industry, including full-package contractors, fabric and component suppliers;

•                  Project, a tradeshow for the premium contemporary market for menswear including premium sportswear and denim apparel and accessories from around the world;

•                  POOL, a tradeshow for the fashion forward designers featuring a range of products including apparel, shoes, books, home furnishings, art and music; and

•                  Licensing International, which we believe is the largest tradeshow worldwide for the merchandise licensing industry, Brand License, our complementary event for the European licensing industry and License!, the #1 publication in the United States for the licensing industry;

The following table sets forth information relating to shows, conferences and publications in our Fashion and Licensing sector in the year ended December 31, 2005.

Fashion and Licensing Events and Magazines

	Exhibitions		Conferences	Electronic Products	Magazines (1)
		2005					Number of
		Net Square				2005	our magazines ranked
Sector	Number	Footage	Number	Number	Number	Ad Pages	#1 or #2 (2)

Mens (includes POOL & Project)	4	1,451,130	—	3	—	—	—
Womens	2	478,560	—	—	—	—	—
Childrens	2	45,406	—	—	—	—	—
Sourcing	1	67,600	—	1	—	—	—
Licensing	2	229,763	2	8	2	720	2 of 2

(1)                                  Excludes directories.

(2)                                  Ranking based only on measured magazines for the year ended December 31, 2005.

Powersports and Automotive

We serve the Powersports and Automotive sector through 17 shows and 7 publications for both trade and consumer audiences for the year ended December 31, 2005.

Key shows and publications include:

•                                          International Powersports Dealer Expo, the largest aftermarket accessories tradeshow in the United States targeted at powersports dealers, the 13 city tour of consumer International Motorcycle shows and Dealernews, the #1 magazine targeted at retailers in the powersports market;

•                                          Motor Age, the #1 publication for the automotive service repair market, and Aftermarket Business, the #2 aftermarket book in the United States, which provide Advanstar an important position in the automotive parts, supplies and services publishing market;

•                                          DIRTsports, a consumer magazine covering the off-road racing and motorsports market and Off-Road Business, the only publication exclusively serving the business-to-business component of the off-road marketplace; and

•                                          Off-Road Expo, acquired in late 2005, the largest off-road products consumer show in the United States, directed to enthusiasts involved in motorsports, rock crawling, dirtbikes, ATVs and other off-road and trail activities.

The following table sets forth information relating to shows, conferences and magazines in our Powersports and Automotive sector in the year ended December 31, 2005:

Powersports and Automotive Events and Magazines

	Exhibitions		Conferences	Electronic Products	Magazines (1)
		2005					Number of
		Net Square				2005	our magazines ranked
Sector	Number	Footage	Number	Number	Number	Ad Pages	#1 or #2 (2)

Automotive Aftermarket	—	—	—	6	3	2,868	3 of 3
Powersports/Motorcycle	15	1,373,984	—	19	2	1,307	1 of 1
Off-Road	2	177,600	—	4	2	698	2 of 2

(1)                                  Excludes directories.

(2)                                  Ranking based only on measured magazines for the year ended December 31, 2005.

Life Sciences

We serve the Life Sciences sector by dividing our teams and product portfolio into four sub-groups: Healthcare, Pharmaceutical/Science, Dental and Veterinary, providing one tradeshow, 48 conferences and 42 publications for the year ended December 31, 2005. We serve the healthcare group in both the primary and specialized care areas, such as practice management and managed healthcare, pharmacy, pediatrics, geriatrics, dermatology, and ophthalmology; the pharmaceutical and science group in areas such as spectroscopy, liquid and gas chromatography, and research, development, testing, regulatory compliance, manufacturing and marketing; the dental group in general and specialty dentistry; and the veterinary group in practice management and clinical medicine. We sold our Abilities tradeshows, previously included in the healthcare sector, to Questex Media Group, Inc. in May 2005. The tradeshows count and net square footage in the table below do not include any of the properties sold to Questex Media Group, Inc.

Key shows, conferences and publications include:

•                                          Medical Economics, one of the flagship publications serving physicians in the United States since its launch in 1923, which informs physicians about the practice management side of medicine;

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

•                                          Drug Topics, the #1 magazine for pharmacists;

•                                          IVT Conferences, a worldwide conference provider of FDA validation and compliance information for the pharmaceutical industry;

•                                          Dental Products Report, the #1 publication serving the information needs of dentists since 1967, focusing on new products, techniques and trends in general, specialty cosmetic and restorative dentistry;

•                                          DVM, Veterinary Medicine, Veterinary Economics, the #1, #2, and #3 publications in the veterinary market serving all aspects of veterinary practice including clinical, practice management and industry news; and

•                                          Central Veterinary Conference, a conference and tradeshow for veterinary practice management and clinical medicine.

The following table sets forth information relating to shows, conferences and magazines in our Life Sciences sector in the year ended December 31, 2005:

Life Sciences Events and Magazines

	Exhibitions		Conferences	Electronic Products	Magazines (1)
		2005					Number of
		Net Square				2005	our magazines ranked
Sector	Number	Footage	Number	Number	Number	Ad Pages	#1 or #2 (2)

Healthcare	—	—	—	38	17	9,461	9 of 15
Pharmaceutical & Science	—	—	47	38	14	6,677	8 of 11
Dental	—	—	1	4	5	2,091	2 of 3
Veterinary	1	45,800	—	8	6	1,700	2 of 3

(1)                                  Excludes directories.

(2)                                  Ranking based only on measured magazines for the year ended December 31, 2005.

Company Operations

Shows and Conferences

Our business is seasonal, with revenue typically reaching its highest levels during the first and third quarters of each calendar year, largely due to the timing of the MAGIC tradeshows and our other large tradeshows and conferences. Because event revenue is recognized when a particular event is held, we may also experience fluctuations in quarterly revenue based on the movement of show dates from one quarter to another.

The sales cycle for a future show typically begins during the current show. Pricing information, preliminary floor plans and exhibitor promotion for the future show are made available at the current show so that selling for the future show can begin at the current show. Typically, this “upfront” selling includes floor space reservations with exhibitors executing a contract for the future show. At some of our shows, reservations for a large portion of exhibit space for the next event are reserved by the end of the current event. The sales cycle continues with selling to new exhibitors and collecting the balance of payments due. In general, we require exhibitor payments in full prior to a show as a condition to participation.

In addition to the sale of exhibit space, we market a wide range of promotional opportunities to exhibitors to raise their visibility at an event. These opportunities include directory and preview advertising, banners, sponsorships of various functions and a wide variety of other products or services. We also produce related conferences and workshops, which represent the editorial content for an event and can play a strategic role in show development. Conferences, workshops and other ancillary forums stimulate interest in the industry and drive attendance at the show. While show attendance is typically free for qualified attendees at tradeshows, participation in conferences at these shows can be a significant revenue source.

Event promotion is primarily undertaken through direct mail, trade advertising and direct contact. In those industry sectors for which we also have complementary publications, our publications play a key role in event promotion by providing lists from circulation files and editorial coverage for the upcoming show. Other industry magazines may also be involved, as the goal of any event is to represent the entire industry or market. The “show issue” of an industry magazine for a related event is often the biggest issue of the year, as the advertisers want to reinforce their show presence.

In operating shows and conferences, we function in a capacity similar to a general contractor. We select and manage venues, hotels, and vendors for set-up, registration, travel and housing, audio-visual services and other services. In many cases, venue and hotel reservations are made several years in advance, particularly for primary markets such as New York, Chicago and Las Vegas. While the production of a show may involve hundreds of workers, most workers are employees of our subcontractor vendors.

Publications

We operate an efficient publishing infrastructure in the United States and the United Kingdom. Our publications generally follow the controlled circulation model and are distributed free-of-charge to qualified recipients. We build readership and maintain the quality and quantity of our circulation based on delivering high quality, professional coverage of relevant industry information. Because we offer our advertisers access to a highly-targeted, industry-specific subscriber base with potential buying influence, our advertisers place their ads in our publications to reach their customers. Most of our magazines are published monthly, although some titles are published weekly or semi-monthly.

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

Our advertising sales and editorial functions are dispersed throughout the United States and the United Kingdom. Advertising sales are predominantly conducted by our dedicated sales force. Editorial content for our publications is either staff-written; contributed or purchased from freelance writers; or industry or professional participants in selected markets.

Our advertising materials and editorial content are integrated in our Duluth, Minnesota and Chester, England production facilities, where layout, ad insertion and output to film are completed. All printing is outsourced to vendors in various regions, but printing contracts are negotiated and managed centrally. We purchase paper centrally through a relationship with one of the industry’s largest paper brokers. Paper is shipped directly from the mills to the printers at our request. We maintain our own central U.S. fulfillment operation in Duluth to generate mailing labels and mailing instructions for the printers. Our production workforce is highly experienced and is based in relatively low-cost locations in Duluth and Chester.

Direct Marketing Products and Other

The Direct Marketing group is centrally managed, allowing our tradeshow and publishing executives to dedicate their activities to high value sales.  In addition, our central telesales and product management provide professional skills to these specialized product offerings.  The fulfillment of these sales, including direct mail and database marketing programs, reprint services, reference books, and internet and electronic products is managed through our publishing operations discussed above.  We use internet and electronic products and services to complement our delivery of show, publishing and direct marketing and other products to our customers.  We also use the internet as a cost effective method of developing qualifying magazine circulation and to register show and conference attendees.

Diverse Customer Base

Our customer base has provided us with stable and diverse sources of revenue and cash flow as well as an established foundation from which to further penetrate existing markets and to develop new markets. We benefit from:

•                  A high level of revenue diversification, primarily as a result of our business presence in 11 different industry sectors consisting of approximately 14,000 advertisers and exhibitors, none of which represented more than 2% of our revenue in 2005. This industry diversity helps to mitigate our exposure to economic volatility in particular industries or geographic markets;

•                  A strong balance of revenue, with 42% of our revenue coming from shows and conferences, 51% from publishing and 7% from direct marketing products and other in 2005; and

•                  Modest exposure to currency fluctuations with 3% of our revenue generated from international markets in 2005.

Competition

The markets for our products and services are intensely competitive. The competition is highly fragmented by product and/or service offering and by geography. On a global level, larger international firms operate in many geographic markets and have broad product offerings in shows, conferences, publications and direct marketing products and other. In several industries, such as healthcare, we compete with large firms with a single-industry focus. Many of these large international and single-industry firms are better capitalized than we are and have substantially greater financial and other resources than we have.

Within each particular industry sector, we also compete with a large number of small to medium-sized firms. While most small to medium-sized firms operate in a single geographic market or industry sector, in some cases, our competitors operate in several geographic markets and/or sectors. In the show and conference segment, we compete with trade associations and, in several international markets, with exposition hall owners and operators. Show and conference competition in each market and country occurs on many levels. The venues and dates of shows play an important competitive role. Historically, successful shows have been held at desirable locations and on desirable dates. Given the availability of alternative venues and the ability to define events for particular market segments, the range of competition for exhibitor dollars, sponsorships, attendees and conferees is extensive. In the publications segment, we typically have between two and five direct competitors, which target the same industry sector, and there are also numerous indirect competitors, which define industries differently than we do and thus provide alternatives for either readers or advertisers.

Intellectual Property

We have developed strong brand awareness for our principal products and services. Accordingly, we consider our trademarks, trade names, service marks, copyrights, trade secrets and similar intellectual property important to our success, and we rely on trademark, service mark, copyright and trade secret laws, as well as licensing and confidentiality agreements, to protect our intellectual property rights. We generally register our material trademarks and service marks in the United States and in certain other key countries in which these trademarks and service marks are used. Trademarks and service marks registered in the United States typically require periodic renewals, and we typically obtain these renewals as a routine matter so long as the applicable trademark and service marks are in use. Effective trademark, service mark and trade secret protection may not be available in every country in which our products and services are available.

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

Employees

As of December 31, 2005, we had approximately 1,000 full-time equivalent employees. Of these full-time employees, approximately 55 employees were located in the United Kingdom with the balance based in the United States. None of our U.S. employees are represented by a labor union. We consider our relationships with our employees to be good.

Financial Information about Geographic Areas

Financial information relating to our operations by geographic area is set forth in Note 11 to our consolidated financial statements included in this annual report on Form 10-K.

Item 1A. – RISK FACTORS

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

Show exhibit space and ad pages could decline as a result of an economic slowdown in the United States, the threat of future terrorist attacks, or geopolitical concern.

Our customers typically reduce their marketing and advertising budgets during a general economic downturn or a recession in the United States or in any other market where we conduct a significant amount of business. The longer a recession or economic downturn continues, the more likely it becomes that our customers may significantly reduce their marketing and advertising budgets. Any material decrease in marketing budgets could reduce the demand for exhibition space and also reduce attendance at our shows and conferences. In addition, any material decrease in advertising budgets could reduce the demand for advertising space in our publications. As a result, our revenue and our cash flow from operations could decrease significantly. In addition, our integrated marketing strategy could be materially adversely affected if advertising revenue cannot support one or more of our important publications or if declines in our customers’ marketing and advertising budgets require us to discontinue one or more of our important shows or conferences.

The threat of further terrorist attacks and continued geopolitical concern (including conflict in the Middle East) may significantly affect our future results of operations or financial condition, whether as a result of (1) reduced attendance at, or curtailment or cancellation of, shows due to travel fears, (2) further reduction in economic activity and a related reduction in marketing expenditures on publications or shows, or (3) other circumstances that could result from these or subsequent attacks.

We depend on securing desirable dates and locations for our shows and conferences, which we may not be able to secure.

The date and location of a show or a conference can impact its profitability and prospects. The market for desirable dates and locations is highly competitive. If we cannot secure desirable dates and locations for our shows and conferences, their profitability and future prospects would suffer, and our financial condition and results of operations would be materially adversely affected. In general, we maintain multi-year reservations for our shows and conferences. Consistent with industry practice, we do not pay for these reservations, and these reservations are not binding on the facility owners until we execute a contract with the owner. We typically sign contracts that guarantee the right to venues or dates for only one year. Therefore, our multi-year reservations may not lead to binding contracts with facility owners. In addition, because shows and conferences are held on pre-scheduled dates at specific locations, the success of a particular show or conference depends upon events outside of our control, such as natural catastrophes, labor strikes and transportation shutdowns.

A significant portion of our revenue and contribution before general and administrative expenses is generated from our MAGIC tradeshows, so any decline in the performance of these shows would reduce our revenue and operating income.

For the year ended December 31, 2005, our MAGIC tradeshows represented approximately 27.2% of our total revenue and approximately 40.3% of our contribution margin (defined as revenue less cost of production and selling, editorial and circulation costs). We expect that the MAGIC tradeshows will continue to represent a significant portion of our overall revenue and contribution margin in the future. Therefore, a significant decline in the performance of one or both of the MAGIC tradeshows, typically held in the first and third quarters, could have a material adverse effect on our financial condition and results of operations.

We derive significant revenue and contribution margin before general and administrative expenses from our healthcare and pharmaceutical markets, which are dependent upon pharmaceutical marketing budgets.

Our properties serving the healthcare and pharmaceutical related markets contributed 26.8% of our revenue in 2005 and 19.4% of our contribution margin (defined as revenue less cost of production and selling, editorial and circulation costs). A substantial portion of the advertising in these markets is from pharmaceutical companies. As a result, any material reduction in marketing activities from pharmaceutical companies, which could occur due to general economic conditions or factors specific to the industry, including a continued reduction in new drug introductions, a shift in marketing expenditures by pharmaceutical companies to sources other than publications and any future governmental regulation such as price controls or types of marketing restrictions, could have a material adverse effect on our results.

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

The intense competition for our products and services is highly fragmented by product offering and by geography. On a global level, larger international firms operate in many geographic markets and have broad product offerings in shows, conferences, publications and direct marketing products and other. In several industries, such as healthcare, we compete with large firms with a single-industry focus. Many of these large international and single-industry firms are better capitalized than we are and have substantially greater financial and other resources than we do.

Within each particular industry sector, we also compete with a large number of small to medium-sized firms. While most small to medium-sized firms operate in a single geographic market or industry sector, in some cases, our competitors operate in several geographic markets and/or industry sectors. Our shows and conferences compete with trade associations and, in several international markets, with exposition hall owners and operators. Our publications typically have between two and five direct competitors that target the same industry sector, and we also have many indirect competitors that define niche markets differently than we do and thus may provide alternatives for readers and/or advertisers.

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

We intend to continue to grow in part through selective acquisitions and joint ventures. This growth strategy entails risks inherent in identifying desirable acquisition candidates, in integrating the operations of acquired businesses into our existing operations and risks relating to potential unknown liabilities associated with acquired businesses. In addition, we may not be able to finance the acquisition of a desirable candidate or to pay as much as our competitors because of our leveraged financial condition or general economic conditions. Difficulties that we may encounter in integrating the operations of acquired businesses could have a material adverse effect on our results of operations and financial condition. Moreover, we may not realize any of the anticipated benefits of an acquisition, and integration costs may exceed anticipated amounts.

We depend on our senior management team, and we do not have employment contracts for many of our senior managers.

We benefit substantially from the leadership and experience of members of our senior management team and depend on their continued services to successfully implement our business strategy. The loss of any member of our senior management team or other key employee could materially adversely affect our financial condition and results of operations. Although we have entered into employment agreements with Mr. Loggia and Mr. Alic, we do not have employment contracts with most other members of our senior management team or other key employees. We cannot be certain that we will continue to retain the executives’ services, or the services of other key personnel, in the future. Moreover, we may not be able to attract and retain other qualified personnel in the future. We do not currently maintain key-man life insurance policies on any member of our senior management team or other key employees.

Our international operations expose us to various risks associated with international operations.

We currently maintain offices in the United Kingdom. International operations accounted for approximately 3.1% of our total revenue in 2005. International operations and expansion involve numerous risks, such as:

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

Our consolidated financial statements are prepared in U.S. dollars. However, a portion of our revenue, expenses, assets and liabilities is denominated in currencies other than the U.S. dollar, including the British Pound Sterling. Consequently, fluctuations in exchange rates could result in exchange losses. Our exposure to any currency gains or losses are not material to us.

Our business is seasonal due largely to higher tradeshow revenue in the first and third quarters.

Our business is seasonal, with revenue typically reaching its highest levels during the first and third quarters of each calendar year, largely due to the timing of the MAGIC tradeshows and our other large shows and conferences. In 2005, approximately 31% of our revenue was generated during the first quarter and approximately 30% during the third quarter. The second quarter accounted for approximately 19% of revenue and the fourth quarter accounted for approximately 20% of revenue in 2005. Because event revenue is recognized when a particular event is held, we may also experience fluctuations in quarterly revenue based on the movement of annual show dates from one quarter to another.

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

As of December 31, 2005, we had (a) total indebtedness of $620.6 million and (b) $58.9 million of borrowings available under Communications’ credit facility, subject to customary borrowing conditions. In addition, subject to the restrictions in Communications’ credit facility, the indenture and our other debt instruments, we may incur significant additional indebtedness from time to time. The level of our indebtedness may have important consequences, including:

•                                          limiting cash flow available for general corporate purposes, including capital expenditures and acquisitions, because a substantial portion of our cash flow from operations must be dedicated to servicing our debt;

•                                          limiting our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions; and

•                                          limiting our flexibility in reacting to competitive and other changes in our industry and economic conditions generally.

We are a holding company and therefore dependent on dividends from our subsidiaries to meet our debt obligations.

We are a holding company, and our ability to pay interest on the senior discount notes when they become cash payable in 2006 is dependent upon the receipt of dividends from our direct and indirect subsidiaries. We do not have, and may not in the future have, any assets other than ownership interests in Communications and Advanstar IH, Inc. Communications and Advanstar IH, Inc. and their subsidiaries are parties to the Credit Facility and Communications and its subsidiaries are party to the senior subordinated note indenture, and senior secured notes indenture, each of which imposes substantial restrictions on Communications and Advanstar IH, Inc.’s ability to pay dividends. Any payment of dividends will be subject to the satisfaction of certain financial conditions set forth in the senior subordinated notes indenture, the senior secured notes indenture and the Credit Facility. The ability of Communications and Advanstar IH, Inc. and their subsidiaries to comply with such conditions may be affected by events that are beyond our or their control. Future borrowings by Communications and Advanstar IH, Inc. can also be expected to contain restrictions or prohibitions on the payment of dividends by such subsidiaries to us. We cannot predict what the value of our subsidiaries, assets or the amount of their liabilities will be in the future and whether such values or amounts will permit the payment of distributions to us. Accordingly, there can be no assurance that we will be able to pay our debt service obligations on the senior discount notes.

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

Circumstances may occur in which the interests of our principal stockholders could be in conflict with the interests of the holders of our debt. In addition, these stockholders may have an interest in pursuing transactions that, in their judgment, enhance the value of their equity investment in our company, even though those transactions may involve risks to the holders of our debt.

Substantially all of the outstanding shares of common stock of our parent company are held by the DLJ Merchant Banking funds. As a result of their stock ownership, the DLJ Merchant Banking funds control us and have the power to elect a majority of our directors, appoint new management and approve any action requiring the approval of the holders of common stock, including adopting amendments to our certificate of incorporation and approving acquisitions or sales of all or substantially all of our assets. The directors elected by the DLJ Merchant Banking funds have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends.

The general partners of each of the DLJ Merchant Banking funds are affiliates or employees of Credit Suisse Securities (USA), LLC, which is also an affiliate of (1) Credit Suisse Corporation, the arranger, syndication agent and a lender under Communications’ credit facility, to which we have obtained amendments in the past to avoid future potential covenant defaults, and (2) the general partners of each of the DLJ Investment Partners funds, which own a substantial portion of our notes.

You may not be able to rely on forward-looking statements included in this annual report, as our actual results may be materially different.

The information contained in this annual report includes some forward-looking statements that involve a number of risks and uncertainties. A forward-looking statement is usually identified by our use of certain terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “pro forma,” “anticipates” or “intends” or by discussions of strategy or intentions. A number of factors could cause our actual results, performance, achievements or industry results to be very different from the results, performance, achievements or industry results expressed or implied by those forward-looking statements. These factors include, but are not limited to:

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

•                                          changes in our acquisition and capital expenditure plans; and

•                                          other factors we refer to in this section entitled “Risk Factors” and elsewhere in this annual report on Form 10-K.

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

Item 1B. — UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. – PROPERTIES

Properties

We have executive, marketing, sales and editorial offices in several cities in the United States, including Woodland Hills, Los Angeles and Santa Ana, California; Montvale and Iselin, New Jersey; Ft. Lauderdale, Florida; Northfield, Illinois; Lenexa, Kansas; New York City, New York; Cleveland, Ohio; and Concord, Massachusetts.  In addition, we have offices in Chester and London, United Kingdom. Our finance, show registration, call center, circulation, fulfillment, production and other necessary operational support facilities in the United States are located in Duluth, Minnesota.

We generally lease our offices from third parties. However, we own our offices in Duluth and Cleveland. have granted mortgages on the Cleveland property to the lenders under Communications’ credit facility and, on a second priority basis, for the benefit of the holders of the second priority senior secured notes. We believe that our properties are in good operating condition and that suitable additional or alternative space will be available on commercially reasonable terms for future expansion.

Item 3. – LEGAL PROCEEDINGS

We are not a party to any legal proceedings other than ordinary course, routine litigation, which is not material to our business, financial condition or results of operations.

Item 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5. – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the registrant’s common equity.

Item 6. – SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for Advanstar for each of the periods indicated. The consolidated balance sheet data as of December 31, 2001, 2002 and 2003 and the selected historical consolidated financial data for Advanstar for the years ended December 31, 2001 and 2002 have been derived from the audited consolidated financial statements and the notes thereto of Advanstar which are not included herein. The selected consolidated financial data for Advanstar for the years ended December 31, 2003, 2004 and 2005 have been derived from Advanstar’s audited financial statements and the notes thereto included herein. The selected historical consolidated financial data should be read in conjunction with Item 7. “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

All historical amounts have been reclassified to reflect the results and any gains or losses of sold and discontinued properties as discontinued operations. For further informatino on discontinued properties, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Presentation of Financial Information–Acquisitions and Divestitures.”

	Year Ended
	December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)

Income Statement Data:
Revenue	$288,913	$271,066	$191,535	$156,315	$163,719
Cost of production and selling (excluding depreciation)	168,699	158,177	105,065	78,847	83,486
General and administrative expenses (excluding depreciation)	41,677	41,334	31,581	31,766	40,097
Restructuring charge (1)	4,771	(4,015)	2,692	—	9,406
Depreciation and amortization (2)	37,755	43,089	46,107	54,842	79,159

Operating income (loss)	36,011	32,481	6,090	(9,140)	(48,429)
Other income (expense):
Interest expense	(88,060)	(92,225)	(77,162)	(68,479)	(70,700)
Interest income	1,476	468	471	1,455	2,495
Loss on extinguishment of debt	(12,581)	—	(11,324)	—	(4,038)
Other income (expense), net	83	826	893	1,043	(582)

Loss from continuing operations before income taxes and cumulative effect of accounting change	(63,071)	(58,450)	(81,032)	(75,121)	(121,254)
(Benefit) provision for income taxes	(9,524)	6,259	(6,887)	(11,348)	(35,991)

Loss from continuing operations before cumulative effect of accounting change	(53,547)	(64,709)	(74,145)	(63,773)	(85,263)

Income (loss) from operations of discontinued businesses, net of tax	31,743	(2,418)	4,001	8,423	12,855

Loss before cumulative effect of accounting change	(21,804)	(67,127)	(70,144)	(55,350)	(72,408)

Cumulative effect of accounting change, net of tax and minority interests	—	—	—	(62,729)	(552)

Net loss	$(21,804)	$(67,127)	$(70,144)	$(118,079)	$(72,960)

Cash flows provided by (used in):
Operating activities	$8,235	$18,550	$46,525	$24,701	$25,891
Investing activities	148,959	4,996	(145,655)	(31,388)	(25,932)
Financing activities	(152,635)	(12,515)	110,236	(15,650)	25,150

Balance sheet data (at end of period):
Cash and cash equivalents	$46,641	$41,328	$29,721	$19,022	$44,797
Working capital (3)	(67,898)	(70,658)	(79,067)	(70,062)	(75,381)
Total assets	765,953	914,910	989,173	870,562	1,016,508
Total debt	620,592	753,319	744,071	657,804	524,923
Total stockholder’s equity	6,587	26,223	90,618	88,171	209,336

Other Data:
Capital expenditures	$9,564	$9,576	$7,930	$7,449	$12,141
Ratio of earnings to fixed charges (4)	—	—	—	—	—

(1)               In March 2001, we announced plans to more tightly focus the activities of our wholly owned subsidiary Advanstar.com, Inc. (Advanstar.com). These plans had the effect of more closely integrating many of the sales, marketing, technology and operating functions of Advanstar.com with our wholly owned subsidiary Advanstar Communications Inc. (Communications) and its core activities in publishing, tradeshows and direct marketing products and other. These actions resulted in a restructuring and other charge of $9.4 million, including severance, asset impairment related to abandoned leaseholds and facility closure costs in 2001. The restructuring activities were completed by the end of 2001, except for facility lease costs, which were to continue through June 2010. In April 2004, we settled the remaining facility lease commitment for a total of $1.9 million, resulting in an offset to operating expense of $4.0 million as we released the remaining accrual.

In September 2003, we consolidated our midtown New York leased office space from two floors to one and sublet the excess space. These actions resulted in a third quarter 2003 restructuring charge of approximately $2.1 million. In December 2003, we consolidated our Chester, U.K. leased office space and vacated two of our four floors, resulting in a fourth quarter 2003 charge of approximately $0.6 million. These activities included a charge for the present value of future rental payments, net of estimated sublease income, of $2.3 million, and other relocation costs and expenses of $0.4 million. We will continue to pay facility lease costs, net of sublease income, associated with the previously used facilities through August 2015.

In connection with the sale of the Portfolio Group and the reorganization of the Company’s healthcare and support departmental management team restructuring of its operations during 2005, the Company notified 120 employees that they would be severed from the Company. The Company took a charge to operations of $2.3 million during the year ended December 31, 2005 for severance and other termination costs.

(2)               Upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we discontinued the amortization of goodwill beginning January 1, 2002. The following table reflects a reconciliation of loss from continuing operations adjusted for the exclusion of goodwill amortization, net of tax for all periods:

	Year Ended
	December 31,
	2005	2004	2003	2002	2001
	(unaudited)
	(dollars in thousands)

Reported loss before cumulative effect of accounting change	$(21,804)	$(67,127)	$(70,144)	$(55,350)	$(72,408)
Add: goodwill amortization, net of tax	—	—	—		22,738

Adjusted loss before cumulative effect of accounting change	$(21,804)	$(67,127)	$(70,144)	$(55,350)	$(49,670)

Reported net loss	$(21,804)	$(67,127)	$(70,144)	$(118,079)	$(72,960)
Add: goodwill amortization, net of tax	—	—	—	—	22,738

Adjusted net loss	$(21,804)	$(67,127)	$(70,144)	$(118,079)	$(50,222)

(3)               Working capital is defined as current assets, excluding cash, of $42.1 million, $34.6 million, $47.4 million, $38.6 million, and $34.4 million in each period ending December 31, 2001, 2002, 2003, 2004, and

2005 less current liabilities, excluding the current portion of long-term debt of approximately $117.5 million, $104.7 million, $126.4 million, $109.3 million and $102.3 million in each period ending December 31, 2001, 2002, 2003, 2004, and 2005.

(4)               For purposes of determining the ratio of earnings to fixed charges, earnings are defined as pretax income from continuing operations plus fixed charges. Fixed charges consist of interest expense and one-third of rental expense, which is considered by management to be representative of the interest component of rental expense. Earnings were insufficient to cover fixed charges in the years ended December 31, 2001, 2002, 2003, 2004 and 2005 by $121.3 million, $75.1 million, $81.0 million, $58.5 million and $63.1 million.

Item 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements, including the notes to those statements, included elsewhere in this annual report.

This discussion contains forward-looking statements, which are neither promises nor guarantees and involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause those differences include, but are not limited to, those discussed in Item 1A. “Risk Factors.”

Overview

We are a worldwide media company providing integrated marketing for both business-to-business and business-to-consumer marketing firms. Our products and services are targeted to specific industry sectors through shows and conferences and controlled circulation trade, business, professional and consumer magazines. We also provide a broad range of other direct marketing products, including classified advertising, direct mail services, reprints, database marketing, guides, reference books and electronic based products. Our electronic based products include web advertising, e-newsletters, education and webinars.

We report our business in three segments:

•                                          shows and conferences, which consists primarily of the management of trade and consumer shows and trade conferences held in convention and conference centers;

•                                          publications, which consists primarily of the creation and distribution of controlled circulation trade, business, professional and consumer magazines, CME products, custom publishing and other projects; and

•                                          direct marketing products and other, which consists of sales of a variety of direct mail and database products, magazine editorial reprints, classified advertising and electronic media products.

Unless otherwise noted, disclosures herein relate only to our continuing operations. All historical amounts have been reclassified to exclude results and gains or losses of discontinuing operations, unless noted otherwise. For further information on discontinued properties, see “Presentation of Financial Information–Acquisitions and Divestitures.”

Shows and conferences accounted for 42%, 40% and 47% of total revenue in 2005, 2004 and 2003, respectively. Publications accounted for 51%, 55% and 47% of total revenue in 2005, 2004 and 2003, respectively, while direct marketing products and other accounted for 7%, 5% and 6% of total revenue in 2005, 2004 and 2003, respectively. Show and conference revenue increased as a percentage of the total revenue in 2005 primarily as a result of our current year acquisitions and new product launches. Publication revenue increased as a percentage of total revenue in 2004 primarily as a result of our acquisition of a group of healthcare publications in October 2003. Our revenue reaches its highest levels during the first and third quarters of each year due to the timing of our MAGIC tradeshows and our other large tradeshows and conferences. Because show and conference revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of show dates from one quarter to another.

Trends and Developments

We completed a significant part of our strategy to realign and refocus our product portfolio with the sale of certain assets (“the Portfolio Group”) to Questex Media Group in the second quarter of 2005.  Net income in 2005 includes approximately five months of results from the Portfolio Group before the sale to Questex Media Group in May 2005, a $52.9 million gain on the sale of these assets and a $2.3 million intangible asset impairment charge related to the closing of our East Coast Fashion events. All of these are reported as discontinued operations.

The sale of the Portfolio Group allows us to concentrate our resources on three markets in which we have our strongest product and market positions, which are the fashion and licensing, life sciences, and the motorcycle and automotive aftermarket markets. In 2005 we invested in these core markets through the development and expansion of existing products, as well as through launching new events, publications and electronic media.

Our tradeshows and conferences continued to perform well in 2005. Revenue for our four largest events, MAGIC Marketplace Spring and Fall, Dealer Expo and Licensing International, increased $11.0 million, or 13.3%, compared to 2004. We also launched the Off-Road Impact tradeshow and conference, complementing our 2004 launches of DIRTsports and Off-Road Business magazines, 18 new IVT and pharmaceutical conferences, a dental conference and a licensing conference.

The slight decline in revenue in our publishing segment in 2005 is the result of a contraction in advertising and subscriptions in our nursing publications and a decline in sales of our healthcare custom projects. Projects have a significant lead-time from proposal to completion; as a result, we saw an impact in 2005 from marketing and execution problems we experienced in 2004 and the restructuring of our healthcare group in early 2005. However, we saw a significant pick up in healthcare projects in the fourth quarter of 2005, and are optimistic about 2006 based on the current pipeline of contracted projects.

We identified several new opportunities in 2005 and initiatives that we will continue to develop into 2006. Opportunities include expanding customer relationships and our market position in our MAGIC events and the development of a stand alone continuing medical education business and other diversified customer offerings in our healthcare sector. We also will continue developing the off-road market by expanding our Off-Road Impact tradeshow launch and building on our 2005 acquisition of the Off-Road Expo consumer event.

Presentation of Financial Information

Acquisitions and Divestitures

Consistent with the Company’s strategy of building significant product positions in targeted markets, we continued to realign and refocus our product portfolio through both the acquisition and sale of identified assets through a series of transactions from 2005 through 2003. For all properties sold in 2005, we recognized an aggregate pre-tax gain of $52.5 million. The detail on the individual divestitures and acquisitions are as follows:

On December 31, 2005, we sold our Arenacross Championship Series (“Arenacross”) for a total selling price of $0.2 million. The loss on the sale of $0.4 million was recorded in December 2005. Arenacross 2005 revenue and contribution loss was $0.9 million and $1.6 million. Arenacross had no revenue or contribution margin in 2004 and 2003.

In the second quarter of 2005, we closed the last remaining East Coast Fashion event (the “East Coast Fashion Group”) as part of our new strategy. We recorded a $2.3 million impairment charge for the remaining intangible assets of this business in 2005. Revenue and contribution margin through the second quarter of 2005 for East Coast Fashion Group was $0.9 million and $0.1 million. East Coast Fashion Group revenue for 2004 and 2003 was $6.1 million and $10.9 million. 2004 contribution loss was $0.3 million and 2003 contribution margin was $1.7 million.

On May 23, 2005, we and certain affiliates (Communications, Advanstar Expositions Canada Limited and Advanstar.com) completed the sale of business assets and liabilities associated with our tradeshows and conferences, trade publications and direct marketing products in our: Information Technology &

Telecommunications, Travel/Hospitality, Beauty, Home Entertainment, Abilities and Portfolio groups, including the shares of our Hong Kong subsidiaries. The shares of our Brazilian subsidiary were sold in July 2005 after receipt of final regulatory approval. Collectively, these assets and shares are referred to as the “Portfolio Group.” The sale price for the Portfolio Group was $185.0 million less $11.2 million in working capital adjustments and expenses. We recorded a gain on the sale of $52.9 million. Revenue and contribution margin from January 1, 2005 to May 23, 2005 was $49.0 million and $14.9 million. Revenue in 2004 and 2003 was $102.5 million and $104.9 million and contribution margin in 2004 and 2003 was $27.5 million and $28.9 million.

In the third quarter of 2004, we sold our Post business trade publication (“Post”) for $1.0 million in cash. We recorded a loss after taxes on the sale of $1.3 million. Post revenue and contribution margin from January 1, 2004 to July 2, 2004 was $0.7 million and $0.1 million. Revenue and contribution margin for Post in 2003 was $1.7 million and $0.3 million.  We also sold our 65% ownership in our French joint venture (“SeCA”), which consisted of one tradeshow, for $3.1 million in cash. In conjunction with our sale of SeCA we recorded a goodwill impairment charge of $9.4 million, net of minority interest in 2004. Total revenue and contribution margin for SeCA, net of minority interest, was $2.9 million and $1.4 million in 2003 in 2004, and was $4.1 million and $1.7 million in 2003. Also in the third quarter of 2004, we sold our German tradeshow business (“DMS”) for $1.7 million in cash. As a result of the sale of DMS we recorded a goodwill impairment charge of $6.2 million.  Total revenue and contribution loss in 2004 was $0.1 million and $0.3 million, respectively. Total revenue and contribution margin in 2003 was $2.0 million and $0.5 million, respectively.

In the first quarter of 2004, we sold our art industry tradeshows and magazines for a total sales price of $19.6 million in cash (“Art Group”). We recorded a gain after taxes on the sale of $3.4 million. Art Group revenue and contribution margin from January 1, 2004 to March 12, 2004 was $8.5 million and $3.4 million. Revenue and contribution margin for the Art Group in 2003 was $10.9 million and $3.1 million.

On December 31, 2003, we sold a portfolio of automotive and technology industry tradeshows and magazines operated by our U.K. subsidiary for a total sales price of $2.2 million in cash. Total revenue and contribution margin for these properties in 2003 was $5.8 million and $0.2 million.

The financial results of the businesses included in discontinued operations in the accompanying consolidated statements of operations for the years ended December 31 are as follows:

(in thousands of dollars)	2005	2004	2003

Income (loss) before income taxes (including goodwill impairment charge and gain on sale)	$55,961	$(977)	$18,240
Income tax provision	23,652	5,705	13,612
Minority interests	(566)	4,264	(627)

Income (loss) from discontinued businesses	$31,743	$(2,418)	$4,001

Between January 1, 2003 and December 31, 2005, we completed 7 acquisitions; five of which were completed in 2005, one in 2004, and one in 2003.

•                  On September 12, 2005, we purchased an off-road consumer event business from Petersen Events Corporation (“Off-Road Expo”) for $2.2 million in cash. In addition, we may pay additional contingent cash consideration to the former shareholders based on the 2006 operating revenue from the acquired assets.

•                  On August 23, 2005, we purchased two fashion industry tradeshows and related products from the owner of POOL Tradeshow (“POOL”) for $3.0 million in cash, subject to a working capital adjustment, which will be completed in 2006. In addition, we may pay additional contingent cash consideration to the former owner based on the 2007 and 2008 operating results from the acquired assets and the owner’s continued employment with us. The purchase price working capital adjustment has yet to be finalized. We do not believe the final allocation of purchase price will be materially different from preliminary estimates.

•                  On August 19, 2005, we purchased Project Global Tradeshow, Inc. (“Project”), a producer of tradeshows for the premium contemporary sector of the fashion industry, for $9.9 million in cash, subject to a working capital adjustment, which will be completed in 2006. In addition, we may pay additional contingent cash consideration to the former shareholders based on the 2007 and 2008 operating results of the acquired assets and their continued employment with us. The purchase price working capital adjustment has yet to be finalized. We do not believe the final allocation of purchase price will be materially different from preliminary estimates.

•                  From January 1, 2005 through September 30, 2005, we completed two other acquisitions of consumer shows with an aggregate purchase price of $0.5 million in cash.

•                  On March 8, 2004, we purchased a portfolio of pharmaceutical industry specific magazines and conferences from the Institute of Validation Technology, Inc. (“IVT”) for $7.9 million in cash. In addition, we will pay additional contingent cash consideration to the prior owners based upon 2004 and 2005 operating results generated from the acquired assets and their continued employment with us. Operating results for 2005 and 2004 include $0.7 million and $1.5 million in compensation expense to reflect the accrual of the 2005 and 2004 components of the expected contingent payment.

•                  On October 1, 2003, we purchased a portfolio of healthcare industry magazines and related custom services projects from The Thomson Corporation and its subsidiaries for $136.5 million in cash (including $1 million of related fees and expenses) (“Thomson”).

We have accounted for our acquisitions under the purchase method of accounting. Accordingly, our results of operations include the effect of these acquisitions from the date of purchase.

We will continue to explore the divestiture of certain assets as we focus our portfolio on areas we believe offer the best potential for growth.

Credit Facility Amendment and Credit Facility and Second Priority Secured and Floating Rate Notes Repayment

In connection, with the sale of the Portfolio Group, Communications repaid the remaining $25 million outstanding term debt under Communications credit facility. They also amended the credit facility to retain the revolving loan facility at $60 million while allowing for repayment of second lien and junior debt with a portion of the proceeds from the sale of the Portfolio Group.

The sale of the Portfolio Group constitutes an asset sale as defined under Communications’ 10.75% Second Priority Senior Secured Notes indenture (the “fixed rate notes”). The indenture requires that Communications use the remaining net proceeds (after repayment of the Credit Facility borrowings) to invest in Communications’ business within one year of the sale or alternatively to offer to purchase the fixed rate notes at par plus accrued interest. In June 2005, we offered to purchase up to $140 million of the second lien notes. Holders of $8.7 million principal amount of the fixed rate notes tendered their notes for purchase, and Communications purchased all such notes.

Also in June 2005, Communications completed a cash tender offer for any and all of its outstanding Second Priority Senior Secured Floating Rate Notes due 2008 (the “floating rate notes”). Holders of $117.8 million aggregate outstanding principal amount of the floating rate notes tendered their notes for purchase, and Communications purchased all such notes at a price equal to 107.3% (including a 3% consent fee) of outstanding principal plus accrued interest. In connection with the tender offer, Communications received consents to proposed amendments to the indenture governing the notes, resulting in the elimination of substantially all of the restrictive covenants and certain default provisions with respect to the floating rate notes.

Any net proceeds from the sale of the Portfolio Group not used to reinvest in the business or to purchase second lien notes within one year after closing of the sale will be required to be used to offer to repurchase the subordinated notes and then the discount notes pursuant to those indentures. After the net sale proceeds were used to repay the Credit Facility borrowings and purchase the fixed rate and floating rate notes under the offer to purchase and tender offers, Communications had net proceeds of approximately $13.4 million remaining, all of which was used in 2005 for acquisitions.

Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility

In August 2003, Communications amended its Credit Facility to permit the issuance of $360.0 million of second priority senior secured notes and the use of the proceeds thereof, eliminate the leverage ratio covenant, amend certain other covenants contained in the Credit Facility and reduce the revolving loan commitments thereunder from $80 million to $60 million. Communications recorded an expense of $11.3 million in the third quarter of 2003 to reflect the write-off of deferred financing costs related to the term loans, which were repaid with the proceeds of the offering. Communications interest expense and cash interest is higher as a result of this refinancing. In addition, Communications reclassified $1.8 million of deferred losses related to its interest rate collar and swap agreements previously reported as a component of accumulated other comprehensive income into other expenses in the third quarter of 2003.

In September 2003, Communications issued $70 million of second priority senior secured notes and used the net proceeds to repay approximately $12 million of outstanding borrowings under its revolving Credit Facility and to purchase short-term investments pending completion of the Thomson acquisition. On October 1, 2003, Communications used $136.5 million in cash, including $56 million of the net proceeds of the second priority senior secured notes, to finance the Thomson acquisition.

Sources of Revenue

Shows and Conferences

The shows and conferences segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at our events. In 2005, 80% of our shows and conferences revenue was from the sale of exhibit space. Events are generally held in major metropolitan or convention areas such as New York City and Las Vegas. The sale of exhibit space is generally impacted by the ongoing quality and quantity of attendance, venue selection and availability, industry cycle and general market conditions. Revenue and related direct event expenses are recognized in the month in which the event is held. An event is billed and cash is collected in advance and is recorded on our consolidated balance sheet as deferred revenue until the event has been held.

Publications

The publications segment derives revenue principally from the sale of advertising in our trade magazines. Additionally, certain publications derive revenue from paid subscriptions and custom publishing and projects. Paid subscriptions comprise approximately 6% of total publishing revenue in 2005. Most of our publications are produced monthly with advertising sold on either a scheduled or single insertion basis. The sale of advertising is generally impacted by new product releases, circulation quality, readership, and general market conditions. Advertising revenue is recognized on the publication issue date, and subscription revenue, if any, is recognized over the subscription period. Custom project contract revenue with both conference and print elements are deferred and not recognized until all elements are delivered. Customer advances are recorded when cash is received in anticipation of future advertising unrelated to a specific publication issue.

Direct Marketing Products and Other

The direct marketing products and other segment derives its revenue from the sale of value-added marketing products such as print and internet based classified advertising, direct mail services, reprints, database marketing, directories, guides, reference books and electronic based products. These products complement and utilize the content or databases generated by our shows, conferences and publications. The sale of these products is generally impacted by the success of the event or publication from which these products are derived, the quality of the sales team and general market conditions. Revenue is generally recognized when the applicable product is shipped or otherwise delivered.

Components of Expenses

Shows and Conferences

Costs incurred by the shows and conferences segment include facility rent, attendee and exhibitor sales and marketing and on-site services such as registration, security and set-up. Exhibitors generally contract directly with third parties for on-site services such as electrical services and booth set-up. Staff salaries and related payroll expenses are treated as monthly period expenses. All other direct costs are expensed when the event occurs.

Publications

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

Significant Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates, including those related to bad debts, restructuring and medical claims accruals, realizability of intangible assets and recoverability of deferred income tax assets. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Revenue Recognition

Revenue is recognized as discussed in the “Sources of Revenue” section above. The balance of deferred revenue at December 31, 2005 was $35.7 million for shows and $10.7 million for publications. On a relative basis, our deferred revenue reaches its highest levels during the second and fourth quarters of the year largely due to the timing of the MAGIC tradeshows and our other large shows and conferences.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The balance of the allowance for doubtful accounts at December 31, 2005 and 2004 was $1.1 million and $0.8 million. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The allowance for doubtful accounts is an estimate based on specifically identified accounts as well as non-specific identification reserves based on our historical experience. We evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. In these cases, management uses judgment, based on the best available facts and circumstances, to determine if a specific reserve for that customer’s receivable is warranted.  These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. We also establish a non-specific identification reserve for all customers based on historical percentages applied to customer balances depending on the age of the amount due. This percentage is based on historical collection and write-off experience and varies by geographic region. If circumstances change, our estimates of the recoverability of amounts due us could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

Deferred Taxes

Pursuant to the requirements of SFAS No. 109, we record a valuation allowance to reduce our deferred tax assets to the amount that we determine is more likely than not to be realized. At December 31, 2005, we have recorded a valuation allowance to offset the deferred tax benefit associated with all of our U.S. and foreign net operating loss carryforwards because the realization of these benefits is not considered likely based upon our history of not generating taxable income to utilize these tax benefits. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to subsequently determine that we would be able to realize our deferred tax assets in excess of our net recorded amount, a reduction in the valuation allowance would result in an income tax benefit and would increase net income or reduce net loss in the period such determination was made. In addition to the deferred tax assets, which are fully reserved, we have established a deferred tax liability based upon the excess of the carrying value of our goodwill for financial reporting purposes over the tax basis of this goodwill. We establish this liability because we do not amortize goodwill for financial reporting purposes but we do amortize goodwill for tax reporting purposes.

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

In accordance with the provisions of SFAS No. 142, we evaluate goodwill for impairment using a two-step test based upon a fair value approach. The first step is used to identify a potential impairment by comparing the carrying value of the net assets of each reporting unit to an estimate of the fair value of each of our reporting units (as defined by SFAS No. 142), while the second step calculates the amount of impairment, if any. Additionally, goodwill will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. We determine the fair value of our reporting units by application of a discounted cash flow analysis. If circumstances change, our estimates of fair value will also change and could result in a determination that additional impairment charges to reduce the carrying value of goodwill are necessary. We completed our annual goodwill impairment test for each of our three reporting units as of July 1, 2005. Based on this first step test, there was no impairment of goodwill indicated.

Results of Operations

2005 COMPARED TO 2004

Revenue

Total revenue increased $17.8 million, or 6.6%, to $288.9 million in 2005 from $271.1 million in 2004.

Revenue from shows and conferences increased $15.2 million, or 14.1%, to $122.2 million in 2005 from $107.1 million in 2004. Our MAGIC Marketplace events increased revenue by $9.6 million or 13.9% and square footage increased by 7.1% over 2004 due to development of new trend areas, the continued expansion of our Sourcing Zone initiative, and the acquisitions of POOL and Project in 2005. Our licensing events in the U.S and U.K. increased revenue by $0.9 million or 11.4% over 2004 due to increase in square footage and price per square foot. Revenue from the powersports sector increased $2.4 million or 12.5% over 2004 due to new category initiatives, product launches and selected acquisitions. We developed new initiatives for American Made motorcycle products in our IMS motorcycle consumer events and the Big Twin West tradeshow expanding sales in this category significantly. Dealer Expo increased revenue through price increases and expansion of international exhibitors. The launch of the Off-Road Impact tradeshow and conferences, which complemented the 2004 launches of DIRTsports and Off-Road Business magazines and the acquisition of the Off-Road Expo, generated $1.3 million of revenue in 2005. Revenue from our IVT conferences increased $1.6 million or 32.1% over 2004 due to the launch of 18 new conference tracks to address emerging topics of interest in the FDA drug validation process. We also launched a new dental conference, Digital Radiography Congress, in 2005 and stopped holding three small shows and conferences in the powersports and pharmaceutical markets in 2005 compared to 2004.

Revenue from publications was essentially even with 2004, declining $0.2 million, or 0.1%, to $148.2 million in 2005 from $148.4 million in 2004 due largely to a $4.3 million decline in healthcare custom projects.

Projects have a significant lead time from proposal to completion. The revenue decline reflects the impact on the 2005 sales cycle of marketing and fulfillment problems we experienced in 2004 and the restructuring of our operations, including healthcare properties and management in the first half of 2005. Revenue from our remaining publishing products increased 3.2% over 2004, with the pace of growth increasing significantly in the fourth quarter. This was driven by strong revenue gains in specialty care healthcare, dental and powersports/automotive publications, offset by a decline in our veterinary, licensing and nursing publications. We launched or continued to develop eight new publications, including DIRTsports, Off-Road Business, and American Big Twin in the powersports/automotive sector and Locum Life, Firstline, Modern Hygienist, Ophthalmology Times Europe and Contract Services Europe in life sciences. These launches generated $2.8 million in revenue in 2005. Overall advertising pages increased 2.9% for the year due to gains in our dental, pharmaceutical, science, specialty healthcare, powersports and automotive publications and the eight launch publications. Offsetting these gains were declines in our license, veterinary and certain primary healthcare publications revenue.

Revenue from direct marketing products and other increased $2.9 million, or 18.6%, to $18.5 million in 2005 from $15.6 million in 2004. This increase is primarily due to increased internet sales.

Cost of production and selling

Cost of production and selling expense increased $10.5 million, or 6.7%, to $168.7 million in 2005 from $158.2 million in 2004.

Expenses of shows and conferences increased $10.5 million, or 23.6%, to $55.0 million in 2005 from $44.5 million in 2004. Staffing and other direct costs to support our launch of the Off-Road Impact tradeshow and conference, our newly launched IVT and dental conferences and our acquisitions of POOL and Project contributed approximately $5.7 million of this increase. Expenses also increased due to growth of square footage from our fashion, license, and powersports markets and strategic investments made across our market sectors and product lines. We invested in new product areas in the MAGIC Marketplace events, IMS and Dealer Expo and in a significant expansion of the IVT conferences. There were no significant increases in venue pricing during the year.

Expenses of publications declined $0.9 million, or 0.9%, to $101.6 million in 2005 from $102.5 million in 2004. This decrease is primarily attributable to cost savings associated with the restructuring of certain aspects of our operations, including healthcare publications, and decline in healthcare custom projects. These cost reductions were partially offset by investments in the eight properties launched in 2005 as described above, as well as investments to actively develop our CME, special projects and electronic offerings in the healthcare sector. Paper prices are expected to increase 5% to 10% in 2006. We expect our postage costs to decrease in 2006 as we begin utilizing co-mailing strategies to take advantage of additional postal discounts.

Expenses of direct marketing products and other increased $0.9 million, or 8.4%, to $12.1 million in 2005 from $11.2 million in 2004 due to related growth in revenue.

General and administrative

General and administrative expense increased $0.3 million, or 0.8%, to $41.7 million in 2005 from $41.3 million in 2004. The increase is due to an increase in earned incentives of $3.7 million and foreign currency fluctuations of $0.9 million. These increases were partially offset by a reduction in the IVT contingent compensation accrual in 2005 over amounts in 2004 by $0.9 million, and a reduction in costs due to restructuring activities as discussed below.

Restructuring charge

In May 2005, we ceased use of certain leased office space in New York, NY, Milford, CT, Santa Ana, CA, and Chicago, IL related to the sale of the Portfolio Group (see – “Recent Developments”). These office consolidation activities resulted in restructuring charges of $2.5 million in 2005 consisting of the discounted future minimum lease payments, net of estimated future sublease income from these offices. These lease commitments expire at various dates through 2010.

During 2005, we notified 120 employees that they would be severed from the Company in connection with the sale of the Portfolio Group and the reorganization of our healthcare and support department management team restructuring of our operations. As a result, we took a $2.3 million charge to operations during the year ended December 31, 2005. As of December 31, 2005, 116 employees have been terminated. Severance payments will continue into 2006.

In March 2001, we announced plans to more tightly focus the activities of our wholly owned subsidiary Advanstar.com, Inc. (Advanstar.com). These plans had the effect of more closely integrating many of the sales, marketing, technology and operating functions of Advanstar.com with Communications and its core activities in publishing, tradeshows and direct marketing products and other. The restructuring activities were completed by the end of 2001, except for facility lease costs which were to continue through June 2010. In April 2004, we settled the remaining facility lease commitment for a total of $1.9 million, resulting in an offset to operating expense of $4.0 million as we released the remaining accrual. The buyout will save approximately $5.0 million in future lease payments through June 2010.

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

Pre-tax restructuring charges incurred are as follows (in thousands):

(in thousands of dollars)	2005	2004	2003

Facility exit costs	$2,499	$—	$2,692
Advanstar.com lease settlement	—	(4,015)	—
Employee severance and other termination costs	2,272	—	—
Restructuring charge	$4,771	$(4,015)	$2,692

The summary of the Company’s change in restructuring accruals is as follows (in thousands):

(in thousands of dollars)	Facility Exit Costs	Employee Severance	Total

Balance at December 31, 2003	$8,565	$—	$8,565
Restructuring charge	—	—	—
Utilized-cash	(2,571)	—	(2,571)
Utilized-non-cash	(4,167)	—	(4,167)
Balance at December 31, 2004	$1,827	$—	$1,827
Restructuring charge	2,499	2,272	4,771
Utilized-cash	(914)	(1,465)	(2,379)
Utilized-non-cash	—	—	—
Balance at December 31, 2005	$3,412	$807	$4,219

We expect an additional $1.8 million charge to be taken in 2006 as we vacate additional office space pursuant to our office consolidation and restructuring plan.

Depreciation and amortization

Depreciation and amortization expense declined $5.3 million to $37.8 million in 2005 from $43.1 million in 2004 primarily due to the effect of the double declining balance method of accelerated amortization on our exhibitor and advertiser lists partially offset by additional amortization expense related to the businesses acquired in 2005.

Interest expense

Interest expense decreased $4.2 million, or 4.5%, to $88.1 million in 2005 from $92.2 million in 2004 primarily due to a decrease of $70.2 million in our weighted-average debt outstanding during the year. We repaid $20.4 million of Communications’ term loans, $8.7 million of Communications’ fixed rate notes, and $117.8 million of Communications’ floating rate notes in the second quarter of 2005 with the proceeds from the sale of the Portfolio Group. See “–Presentation of Financial Information- Credit Facility Amendment and Credit Facility and Second Priority Secured and Floating Rate Notes Repayment” for further information.

At December 31, 2005, $610.0 million, or 98% of our total debt is at a fixed rate with the balance of our debt subject to interest rate fluctuations.  We currently have no plans to hedge our interest expense related to our remaining floating or fixed rate debt.

Interest income

Interest income increased to $1.5 million in 2005 from $0.5 million in 2004 due to an increase in our average cash balance in 2005 compared to 2004.

Loss on extinguishment of debt

Communications incurred $12.6 million in costs related to the repurchase of Communications’ fixed rate notes and floating rate notes in June 2005. These costs include $8.6 million in tender offer premium and consent fees, the write off of $3.5 million in unamortized deferred financing costs, and $0.5 million in legal fees and expenses. See “Presentation of Financial Information– Credit Facility Amendment and Credit Facility and Second Priority Secured and Floating Rate Notes Repayment.”

Other income (expense), net

Other income decreased $0.7 million to $0.1 million in 2005 from $0.9 million in 2004. This decrease is attributable to gains associated with our interest rate protection agreement, which expired in February 2004.

Provision (benefit) for income taxes

The benefit for income taxes was $9.5 million in 2005 compared to a $6.3 million provision in 2004. The 2005 and 2004 tax benefit/provision includes a tax benefit representing the tax benefit provided by losses from continuing operations to the extent that such losses offset the income from discontinued operations. This tax benefit is offset by a tax provision included in discontinued operations. This tax benefit in continuing operations is offset by a basis difference resulting from goodwill for tax purposes being less than the carrying value of goodwill for financial reporting purposes and income taxes in certain foreign jurisdictions. We recorded no income tax benefit related to the net operating losses we generated during 2005 and 2004 because we have established a valuation allowance to offset any related tax benefits, due to uncertainty about realization of these benefits.

Discontinued operations

In December 2005, we sold our Arenacross Championship Series for a total selling price of $0.2 million. The loss on the sale of $0.4 million was recorded in December 2005.

In the second quarter of 2005, our last remaining East Coast Fashion event was closed and a $2.3 million impairment charge for the remaining carrying value of the intangible assets of this business was recorded.

In May and July 2005, Advanstar sold certain businesses to Questex for net cash of $173.8 million. A gain of $52.9 million on the sale of these assets was recorded in the second quarter of 2005.

Properties sold in 2004 included Art, Post, SeCA, and DMS for an aggregate of $24.3 million in cash. Total gain on sale of these businesses was $2.1 million, after tax effect. The aggregate goodwill impairment charge recorded in 2004 relating to these assets was $15.6 million.

See further information regarding divestitures included in dscontinued operations in “–Presentation of Financial Information–Acquisitions and Divestitures.”

2004 COMPARED TO 2003

Revenue

Total revenue increased $79.5 million, or 41.5%, to $271.1 million in 2004 from $191.5 million in 2003.

Revenue from shows and conferences increased $16.9 million, or 18.7%, to $107.1 million in 2004 from $90.2 million in 2003. Our MAGIC event grew by more than 138,000 square feet or 8.4% over 2003 and revenue increased approximately 8.2% over 2003. The MAGIC events were successfully combined into a single venue, the Las Vegas Convention Center, beginning with the August 2004 event. The concentration and proximity of the various fashion sectors contributed to increased attendance and exhibitor interest and participation in MAGIC. Powersports events’ revenue increased approximately 14.7% over 2003 with the 15th year of growth in Dealer Expo, solid performance from the IMS Tour series of consumer events and the launch of a west coast event for the v-twin market segment. Revenue also increased approximately $7.3 million due to acquisitions of the Central Veterinary Conference in October 2003, and the IVT pharmaceutical conferences in March 2004. Strong performances also came from our shows serving the licensing markets. Additionally, we launched three new events in the pharmaceutical and licensing sectors. The increase in revenue was partially offset by the sale of certain U.K. events in December 2003.

Revenue from publications increased $59.1 million, or 66.2%, to $148.4 million in 2004 from $89.3 million in 2003. Approximately $55.0 million, or 94%, of the increase is due to the acquisitions of healthcare properties from Thomson and pharmaceutical publications from IVT. Revenue growth also reflects strong results from Advanstar’s specialty healthcare and pharmaceutical publications, DVM, and Motor Age, as well as the introduction of several new products. Revenue increases for the year were partially offset by the sale of select U.K. publications. Advanstar’s advertising pages increased 36.9% for the year, primarily due to the properties acquired from Thomson. Advertising pages remained stable from 2003 to 2004 for all publications other than those acquired or sold.

Revenue from direct marketing products and other increased $3.6 million, or 29.8%, to $15.6 million in 2004 from $12.0 million in 2003 primarily due to higher levels of classified and recruitment advertising and strong list sales and reprints, primarily from the acquisition of properties from Thomson.

Cost of production and selling

Cost of production and selling expenses increased $53.1 million, or 50.6%, to $158.2 million in 2004 from $105.1 million in 2003.

Expenses of shows and conferences increased $7.4 million, or 19.9%, to $44.5 million in 2004 from $37.1 million in 2003. Expenses increased $6.5 million due to the acquired healthcare conferences, the IVT acquisition, and product launches. These increases were partially offset by the sale of certain U.K. events in December 2003, as discussed above. There were no significant increases in venue pricing during the year.

Expenses of publications increased $44.3 million, or 76.2%, to $102.5 million in 2004 from $58.2 million in 2003. This increase is primarily attributable to additional costs of $41.6 million associated with our acquisition of the Thomson healthcare properties. The increase in expenses was partially offset by the cost savings from the sale of certain U.K. properties in December 2003. Printing prices increased slightly from 2003.

Expenses of direct marketing products and other increased $1.4 million, or 14.2%, to $11.2 million in 2004 from $9.8 million in 2003 due to related growth in revenue.

General and administrative expenses

General and administrative expenses increased $9.8 million, or 30.9%, to $41.3 million in 2004 from $31.6 million in 2003. The increase reflects higher administrative costs relating to the acquisition of properties from Thomson and related investments in the management team in the healthcare group, as well as a $1.5 million employee compensation payment related to the IVT acquisition, increased employee healthcare costs, expenses relating to Sarbanes-Oxley compliance and implementation and consulting costs related to strategic management and marketing initiatives.

Restructuring charge

See information regarding restructuring activities in “-Results of Operations-2005 Compared to 2004-Restructure charge.”

Depreciation and amortization

Depreciation and amortization expense declined approximately $3.0 million to $43.1 million in 2004 from $46.1 million in 2003 primarily due to the effect of the double declining balance method of accelerated amortization on our exhibitor and advertiser lists partially offset by additional amortization expense related to the assets acquired in the acquisitions of the healthcare properties from Thomson and the pharmaceutical publications from IVT.

Interest expense

Interest expense increased $15.1 million, or 19.5%, to $92.2 million in 2004 from $77.2 million in 2003 due to an increase in our weighted-average debt outstanding of approximately $65.7 million, as a result of Communications’ issuance of $360 million of Senior Secured Notes in August 2003 and $70 million Senior Secured Notes in September 2003. The increase was offset by a decrease in our debt outstanding under the Credit Facility due to the repayment in August 2003 of all but $25 million of the outstanding term B loans and a portion of our revolving credit borrowings under Communications’ Credit Facility. See “Presentation of Financial Information–Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility.”

Write-off of deferred financing costs

We recorded an expense of $11.3 million in the third quarter of 2003 to reflect the write-off of deferred financing costs related to the term loans which were repaid with the proceeds of the August Senior Secured Notes offering and the reduction in the revolving loan commitment. See “Presentation of Financial Information–Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility.”

Other income (expense), net

Other income decreased $0.1 million to $0.8 million in 2004 from $0.9 million in 2003. This increase is attributable to gains associated with our interest rate protection agreement, which expired in February 2004, and foreign currency translation gains.

Provision (benefit) for income taxes

The provision for income taxes was $6.3 million in 2004 compared to a benefit of $6.9 million in 2003. The 2004 and 2003 tax benefit/provision includes a tax benefit representing the tax benefit provided by losses from continuing operations to the extent that such losses offset the income from discontinued operations. This tax benefit is offset by a tax provision included in discontinued operations. This tax benefit in continuing operations is offset by a basis difference resulting from goodwill for tax purposes being less than the carrying value of goodwill for financial reporting purposes and income taxes in certain foreign jurisdictions. We recorded no income tax benefit related to the net operating losses we generated during 2004 and 2003 because we have established a valuation allowance to offset any related tax benefits, due to uncertainty about realization of these benefits.

Discontinued operations

See information regarding discontinued operations in “–Presentation of Financial Information- Acquisitions, and Divestitures.”

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

Communications’ principal cash needs are for debt service, capital expenditures and selective acquisitions, as well as to provide us with cash to finance our cash needs. Its principal sources of liquidity will be cash flow from operations and borrowings under its credit facility.

Sources and uses of funds

We generally operate with negative working capital, excluding cash and current maturities of long-term debt, due to the impact of deferred revenue from shows, which is billed and collected as deposits up to one year in advance of the respective show.

Operating cash flows may be significantly affected by the working capital characteristics of our business, in particular the shows and conferences business. Deferred revenue increases on the balance sheet in the quarters immediately preceding our busy first quarter show season as we collect deposits for booth space several months in advance of the shows. Revenue and contribution margin are recognized in the quarter as the events are held, releasing the deferred revenue from the balance sheet, which results in a reduction to our operating cash flow.

We anticipate that our operating cash flow, together with borrowings under the credit facility (assuming continued compliance with the covenants contained therein or a modification thereof and that it is extended or replaced prior to April 2007, when it matures) and other future financings and refinancings, will be sufficient to fund our anticipated future operating expenses, capital expenditures, debt service and other obligations as they become due. However, our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. We expect to be in compliance with our debt covenants during 2006.

Historically, our financing requirements have been funded primarily through cash generated by operating activities and borrowings under Communications’ revolving credit facility. From time to time, we have also raised additional funds through sales of common stock, high yield offerings and term borrowings under Communications’ credit facility for purposes of completing selective acquisitions.

As of December 31, 2005, we had cash and cash equivalents of $46.6 million and also had $58.9 million in availability under Communications’ revolving credit facility. The following table shows our cash flow activity for 2005, 2004 and 2003, and should be read in conjunction with the consolidated statements of cash flows:

(in thousands of dollars)	2005	2004	2003

Net cash provided by operating activities	$8,235	$18,550	$46,525
Net cash provided by (used in) investing activities	148,959	4,996	(145,655)
Net cash (used in) provided by financing activities	(152,635)	(12,515)	110,236
Effect of exchange rate changes on cash	754	576	(407)

Net increase in cash and cash equivalents	$5,313	$11,607	$10,699

Cash flows from operating activities

Net cash provided by operations decreased $10.3 million to $8.2 million in 2005 compared to $18.6 million in 2004. This decline was due primarily to $9.1 million of cash fees and expenses related to our repurchase of a portion of our outstanding debt in June 2005, severance payments of $1.5 million associated with restructuring activities, and the reduction in cash flow attributable to discontinued operations. During 2005, net cash provided by discontinued operations was $1.7 million, which represents approximately 20.6% of total n et cash provided by operations. The declines discussed above were partially offset by a $6.8 million reduction in cash interest payments and a $3.5 million increase in operating income in 2005 compared to 2004.

Net cash provided by operations decreased $28.0 million to $18.6 million in 2004 compared to $46.5 million in 2003. This decline was principally due to an increase in interest expense of $16.1 million and a reduction in our negative working capital due to the sale of our art industry tradeshow and publications in the first quarter of 2004. In addition, we collected less cash in the fourth quarter of 2004, which was collected subsequently in 2005, related to tradeshows held in the first five months of 2005. The decline was also attributable to changes in the timing of our payments of accounts payable in 2004. These declines were partially offset by an increase in operating income of $18.2 million in 2004 compared to 2003.

Cash flows from investing activities

Net cash provided by investing activities increased $144.0 million to $149.0 million in 2005, from $5.0 million in 2004 due primarily to the sale of the Portfolio Group in 2005 for $185 million less $11.2 million in working capital adjustments and expenses. This increase was partially offset by the use of $15.6 million in cash for acquisitions of Off-Road Expo, POOL, Project and two other small acquisitions in 2005, partially offset by $7.9 million in cash used for the acquisition of IVT in 2004. Our business strategy includes the consummation of selective acquisitions. In connection with any future acquisitions, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof. There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments. Consistent with our longstanding strategy, we continue to pursue potential acquisitions of complementary businesses.

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

We incurred capital expenses of $9.6 million, $9.6 million, and $7.9 million in 2005, 2004 and 2003, respectively. We anticipate that we will spend approximately $9.8 million on capital expenditures in 2006, which will be funded by cash flows from operations. The majority of these expenditures are related to expansions and enhancements to our IT and communications infrastructure, management and operating group information systems and office build-outs arising from our recent office consolidations. We believe that this amount of capital expenditure will be adequate to grow our business according to our business strategy and to maintain the key shows, publications and business of our continuing operations.

Cash flows from financing activities

Net cash flows used in financing activities were $152.6 million in 2005 compared to $12.5 million in 2004. In 2005, we repaid $20.4 million of Communications’ term loans, $8.7 million of Communications’ fixed rate notes, and $117.8 million of Communications’ floating rate notes in the second quarter of 2005 with the proceeds from the sale of the Portfolio Group. We incurred $12.6 million in costs related to the repayment. These costs include $8.6 million in tender offer premium and consent fees, the write off of $3.5 million in unamortized deferred financing costs, and $0.5 million in legal fees and expenses. We repaid $11.7 million of debt in 2004, including $8.0 million on Communications’ revolving credit facility.

Net cash flows used in financing activities were $12.5 million in 2004 compared to cash provided by financing activities in 2003 of $110.2 million. We repaid $11.7 million of debt in 2004, including $8.0 million on Communications’ revolving credit facility. In 2003, we issued $430.0 million principal amount of the Senior Secured Notes and received $60.0 million in equity contributions from our parent company. We used the proceeds from these issuances to repay and terminate all outstanding term A loans and $12.0 million of outstanding borrowings under Communications’ revolving credit facility, and paid fees of $12.3 million in connection with the offering. We also paid fees of $3.9 million to our senior lenders for an amendment to Communications’ credit facility in April 2003.

Debt service

As of December 31, 2005, we had total indebtedness of $620.6 million and $58.9 million of borrowings available under Communications’ credit facility, subject to customary conditions.

Credit facility

Communications’ Credit Facility consists of a $60.0 million revolving credit facility, which will terminate in April 2007. Borrowings under the credit facility generally bear interest based on a margin over, at Communications’ option, the base rate or LIBOR. The applicable margin for revolving credit loans varies based upon Communications’ ratio of consolidated debt to EBITDA, as defined in the credit facility, and is currently 3.75% over LIBOR and 2.50% over the base rate. Communications’ obligations under the credit facility are guaranteed by Advanstar Holdings Corp. (“Advanstar Holdings” or “Holdings”), our parent company, us, Communications, and all Communications’ existing and future domestic subsidiaries. Communications’ obligations under the credit facility are collateralized by substantially all of the assets of Communications and the subsidiary guarantors, including a pledge of the capital stock of all Communications existing and future domestic subsidiaries, a pledge of no more than 65% of the voting stock of any foreign subsidiary directly owned by Communications or any domestic subsidiary, a pledge of all intercompany indebtedness in favor of Communications and Communications domestic subsidiaries, a pledge of Communications, and Advanstar IH, Inc’s capital stock held by us and a pledge of our capital stock held by Advanstar Holdings. The Credit Facility contains restrictive covenants, which require Communications to, among other things, maintain a minimum fixed charge coverage ratio (as defined in the credit facility documents) as of the end of each fiscal quarter. Although there can be no assurance, we believe, based on our anticipated performance and expected economic conditions, that we will be able to comply with the fixed charge coverage ratio covenant contained in the credit facility in 2006.

Second priority senior secured notes

Communications’ $9.9 million of floating rate notes mature in 2008. The floating rate notes bear interest at an annual rate equal to the three-month LIBOR, which is reset quarterly, plus 7.50%. Interest on the floating rate notes, along with amortization of 0.25% of the principal of such floating rate notes, is payable quarterly in cash. In June 2005, holders of $117.8 million aggregate outstanding principal amount of the floating rate notes tendered their notes for purchase, and Communications purchased all such notes at a price equal to 107.3% (including a 3% consent fee) of principal plus accrued interest. In connection with the tender offer, Communications and the trustee entered into a supplemental indenture that eliminated substantially all of the restrictive and reporting covenants, certain events of default and certain other provisions with respect to the floating rate notes and released the floating rate notes’ lien on the collateral under the indenture. The fixed rate notes remain secured by the collateral and subject to the restrictive covenants in the indenture. See “Presentation of Financial Information– Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility.”

Communications’ $292.0 million of fixed rate notes mature in 2010. The notes are guaranteed by each of Communications’ existing and future domestic restricted subsidiaries and collateralized by second-priority liens on the assets collateralizing Communications’ credit facility (other than certain subsidiary stock and assets of its parent companies). The fixed rate notes bear interest at an annual rate of 10.75%, which is payable semi-annually in cash. The notes contain restrictive covenants that, among other things, limit Communications’ ability to incur debt, pay dividends and make investments. In June 2005, holders of $8.7 million principal amount of the fixed rate notes tendered their notes for purchase, and Communications purchased all such notes. See “Presentation of Financial Information– Private Placement of Second Priority Senior Secured Notes and Refinancing of Credit Facility.”

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

The restricted payments covenants in Communications’ senior secured notes indenture and senior subordinated notes indenture provide that Communications can pay dividends only if its leverage ratio (as defined) is 6.0 to 1.0 or better and only from a basket equal to the amount by which its cumulative EBITDA (as defined) since January 1, 2001 exceeds 150% of its cumulative interest expense in that same period plus other items, including proceeds from equity offerings. In addition to such basket and notwithstanding the leverage ratio limitation on restricted payments, Communications can make additional restricted payments in an aggregate amount of up to $20 million to us.  As of December 31, 2005 Communications’ leverage ratio under the most restrictive of these indentures was 5.96 to 1.0.  In March 2006, Communications declared and paid a dividend of $12.9 million to us to be used for servicing our debt obligations

We expect Communications’ results will allow it to continue to make dividend payments to us for purposes of debt service. However, Communications’ results are subject to a variety of factors, including general economic conditions and conditions in its markets, and we cannot assure you Communications’ will be able to make distributions.

Contractual and contingent obligations

Our contractual obligations (excluding accounts payable and accrued expenses), as of December 31, 2005 are as set forth below (in millions):

	Payments Due By Period
	2006	2007	2008	2009	2010	After 2010	Total

Indebtedness	$0.2	$0.1	$9.7	$—	$291.3	$331.8	$633.1
Interest on indebtedness (1)	76.9	76.9	76.6	76.3	68.5	55.8	431.0
Operating leases	7.7	6.7	6.5	4.8	2.2	4.9	32.8

Total Contractual Cash Obligations	$84.8	$83.7	$92.8	$81.1	$362.0	$392.5	$1,096.9

(1)                                  Interest on our variable rate debt is calculated using LIBOR of 4.4%, the rate in effect on December 31,

2005. Because our variable rate debt bears interest at a variable rate, actual payments could differ.

We have no material capital lease obligations or purchase obligations. We have contingent obligations composed of $1.1 million of letters of credit securing our lease facilities. Additionally, as a result of acquisitions discussed above, we may have future cash consideration payable to the former selling shareholders based on the acquired businesses’ future periods operating results.

Off-balance sheet arrangements.

We have no material off-balance sheet arrangements.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” which revises SFAS 123 and supersedes APB 25. This statement establishes standards relating to accounting for transactions in which equity instruments are exchanged for goods or services. The Company is required to adopt the provisions of this standard effective January 1, 2006. This statement requires companies to classify their awards as either an equity award or liability award. In accordance with this standard, the Company will classify the vested portion of the awards as a liability valued at their intrinsic value at each reporting date. Using the intrinsic method to value liability awards, compensation expense is recorded only if the value of the Company’s shares is greater than the option exercise amounts as of the reporting date. As of January 1, 2006, we believe the intrinsic value of vested options is zero thus no liability or expense will be recorded upon adoption.

Item 7A. – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Interest Rates

At December 31, 2005, we had fixed rate debt of $610.0 million and variable rate debt of $9.9 million. A change in interest rates of 1% would not be material to us.

Currencies

Outside of the United States, we maintain assets and operations in the United Kingdom. These assets and operations, and our exposure to any currency gains or losses, are not material to us.

Item 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please refer to Item 15. — Exhibits and Financial Statement Schedules.

Item 9. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events have occurred which would require disclosure under this Item.

Item 9A. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Advanstar’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no significant changes during the Company’s fourth fiscal quarter in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9B. — OTHER INFORMATION

None.

PART III

Item 10. — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of each of our executive officers, directors and other key employees.

Name	Age	Position

Joseph Loggia	46	Chief Executive Officer and Director
James M. Alic	63	Vice President, Chairman of the Board and Director
David W. Montgomery	48	Vice President – Finance, Chief Financial Officer and Secretary
R. Steven Morris	54	Executive Vice President
Daniel M. Phillips	43	Executive Vice President
Alexander S. DeBarr	45	Executive Vice President
Eric I. Lisman	48	Executive Vice President Corporate Development
Ward D. Hewins	45	Vice President and General Counsel
Rick Treese	35	Vice President – Chief Technical Officer
Georgiann DeCenzo	48	Vice President
OhSang Kwon	37	Director
Douglas B. Fox	58	Director
Charles Pieper	59	Director
James Finkelstein	57	Director

Executive Officers

Joseph Loggia has served as Chief Executive Officer since January 1, 2004, and has served as our President and Director since May 2002. Prior to May 2002, he served as President and Chief Executive Officer of MAGIC (our subsidiary), President from August 1996, and Chief Operating Officer beginning in 1995. Prior to our acquisition of MAGIC, from January 1993 to August 1996 he served as MAGIC’s President and Chief Executive Officer. Prior to joining MAGIC, Mr. Loggia was a manager at the accounting firm of Coopers & Lybrand responsible for Fraud & Financial Investigations.

James M. Alic has served as Chairman of the Board since August 2004. He previously served as our Vice Chairman and Vice President from July 1996 to July 2004. From June 1995 to June 1996, he was Vice President and Controller of IBM Corporation. From September 1994 to May 1995, he was Chairman of Reed Exhibition Companies. From August 1991 to August 1994, he was President of Reed Exhibitions North America.

David W. Montgomery has served as our Vice President-Finance and Chief Financial Officer since January 1994. From July 1989 to December 1993, he was our Director of Corporate Finance. In July 1992, he became our Secretary. From January 1981 to June 1989, he was a practicing CPA with McGladrey & Pullen in

Minneapolis, Minnesota.

Eric I. Lisman has served as our Executive Vice President Corporate Development since November 2001. He previously served as our General Counsel from September 1998 to February 2005. From November 1997 to August 1998, he engaged in a private legal practice. From August 1996 to July 1997, he was a Senior Vice President and General Counsel of Cahners Publishing Company. From July 1993 to July 1996, he was a Vice President and General Counsel of Reed Publishing USA.

Ward D. Hewins has served as our Vice President and Chief Counsel since February 2005. From July 2000 to February 2005, Mr. Hewins was our Deputy General Counsel. From March 1998 to July 2000, Mr. Hewins served as Assistant General Counsel for Interactive Data Corporation. From October 1993 to March 1998 Mr. Hewins was a corporate associate and then a partner in the Boston office of Eckert Seamans Cherin & Mellott.

Rick Treese has served as our Vice President and Chief Technology Officer since March of 2002, a role he moved to after two years as the CTO of Advanstar.com. Prior to Advanstar, Mr. Treese was Vice President of Technology at Goldman, Sachs & Company where he led the software development effort for the Equity Research Division.

Key Employees

R. Steven Morris currently serves as Executive Vice President responsible for the Healthcare, Science and Pharmaceutical markets. Prior to June 2005, he was Vice President of the Market Development Group. Mr. Morris joined Advanstar in 2004. Prior to joining Advanstar, Mr. Morris was Chief Operating Officer for Metro International Newspapers for the Americas and Asia.

Daniel M. Phillips has served as Executive Vice President of our Powersports and Automotive markets since 2003. Prior to that, he was Vice President and General Manager of Advanstar’s Technology groups. Mr. Phillips joined Advanstar in 1996 as a group publisher of America’s Network, Telecom Asia and Comunicaciones magazines, and in 1998 was promoted to Vice President and General Manager. Prior to joining Advanstar, Mr. Phillips was responsible for publications and events for EMAP (U.K.) in the area of IT & Telecommunications.

Alexander S. DeBarr has served as our Executive Vice President since June 1997 and is responsible for the Dental and Veterinary markets, and the Market Development group. From February 1995 to May 1997, he was a Group Vice President of Advanstar. Mr. DeBarr also served as a Group Publisher of Advanstar from February 1993 until January 1995.

Georgiann DeCenzo currently serves as Vice President responsible for the License and Market Development groups. From July 2005 to February 2006, she served as Vice President, Marketing & Communications and was responsible for our corporate communications, marketing and research. Prior to July 2005, Ms. DeCenzo served as Corporate Marketing Director. Before joining Advanstar in 1998, Ms. DeCenzo served as Marketing Director of Penton Media’s IndustryWeek.

Directors

Joseph Loggia. See “Executive Officers.”

James M. Alic. See “Executive Officers.”

OhSang Kwon has served as a director since October 2000. Since July 2005, Mr. Kwon has been a partner of Avista Capital Holdings, LP, a private equity firm and also a Partner of MB Advisory Partners, LLC, which has been engaged by Credit Suisse Security (USA), LLC to provide consulting services with respect to DLJ Merchant Banking portfolio companies. From February 2000 to June 2005, he served as a Partner, Principal, and Vice

President of DLJ Merchant Banking, Inc. From May 1997 to February 2000, he was an Associate with DLJ Securities Corporation, and he became a Vice President of DLJ Securities Corporation in February 2000. From October 1996 to May 1997, he was an Associate at Davis Polk & Wardwell. Prior to that, he was a law clerk for the Hon. William C. Conner in the United States District Court for the Southern District of New York. Mr. Kwon currently serves on the board of directors of UAE Holdings Corp., MSW Energy Holdings II LLC and American Ref-Fuel Company LLC.

Douglas B. Fox has served as a director and chairman of the audit committee since September 2002. Mr. Fox is a private investor and consultant. Prior to his current activities, he served as Senior Vice President of Marketing and Strategy at Compaq Computer Company from 2000 to 2001 and Senior Vice President of Marketing at International Paper Inc. from 1997 to 2000. He served as President of Landmark Communications Inc. from 1994 to 1996 and prior to that from 1987 to 1994 he served as President and Chief Operating Officer at Newsday in New York. Mr. Fox currently serves on the Board of Directors of The Vitamin Shoppe, Microban International, Ltd., and VitaQuest, Inc.

Charles Pieper has served as a Director since August 2004. Mr. Pieper joined DLJMB and Credit Suisse Security (USA), LLC ‘s Alternative Capital Division in 2004 as an Operating Partner and is currently a Managing Director and a member of the Firm’s Management Council. Prior to joining DLJMB, he served as President and Chief Executive Officer of GE Japan, Korea, Taiwan; GE Medical Systems Asia; Yokogawa Medical Systems; GE Lighting Europe and GE Trading Co; and an Operating Partner with Clayton, Dubilier & Rice. Mr. Pieper previously served as Chairman and Acting CEO of Alliant Foodservice, Inc. and U.S. Office Products, Chairman of the Board of Fairchild Dornier Corporation, Italtel Holding S.p.A., North American Van Lines, and Vice Chairman of Dynatech.

James Finkelstein has served as a Director since October 2004. Mr. Finkelstein has been Executive Chairman of Thompson Publishing Holding Co., Inc. since May 2004. He is presently President of Marquis Who’s Who, LLC, and CEO of News Communications, Inc., publisher of The Hill, the publication for Congress, and Dan’s Publications. He is a partner at Avista Capital Partners since July 2005. He has served as Chairman of Global Media Partners at Credit Suisse First Boston from January 2004 to July 2005. Previously he served as media partner to DB Capital Partners. From 1979 to 1998 he served as CEO of the National Law Publishing Company. Mr. Finkelstein has served on the Board of Directors of the Legal Aid Society, and New York University’s Faculty of Arts and Sciences Board of Overseers, and was awarded an Honorary Doctor of Laws degree from Hofstra University.

Audit Committee Financial Expert

Our Audit Committee is comprised of two non-management directors who are appointed by the Board of Directors: Mr. Douglas B. Fox, and Mr. OhSang Kwon. Our Board of Directors has carefully considered the definition of “audit committee financial expert” adopted by the United States Securities and Exchange Commission and has determined that Mr. Fox is an audit committee financial expert. Our Board of Directors has determined that Mr. Fox is not independent under Rule 10A-3 of the Exchange Act.

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

Item 11. – EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents compensation paid to our chief executive officer and the four other most highly paid executive officers in the last three fiscal years.

					Long-Term
					Compensation
					Awards
					Securities
				Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus (1)	Compensation (2)	Options/SARs	Compensation (3)
Joseph Loggia	2005	$625,000	$937,500	$1,800	—	$8,010
Chief Executive Officer and	2004	625,000	339,016	990	—	7,860
Director (4)	2003	500,000	146,046	—	600,000	7,140

James M. Alic	2005	150,000	150,000	—	—	9,369
Chairman of the Board	2004	150,000	75,000	—	106,250	8,632
	2003	150,000	50,000	—	—	6,427

David W. Montgomery	2005	300,000	125,766	—	—	7,682
Vice President-Finance, Chief	2004	298,462	120,000	—	—	7,388
Financial Officer and Secretary	2003	259,615	75,000	—	—	7,015

Eric I. Lisman	2005	362,000	151,814	—	—	7,924
Executive Vice President -	2004	362,000	144,800	—	—	7,597
Corporate Development	2003	361,539	65,639	—	—	7,379

Rick Treese	2005	249,615	88,117	—	—	6,941
Vice President - Chief Techical	2004	239,731	84,000	—	—	6,638
Officer	2003	232,692	38,165	—	—	6,559

(1)                                  Bonuses are reported in the year earned, even though they were actually paid in the subsequent year.

(2)                                  Includes the incremental cost of perquisites and personal benefits provided for by our company.

(3)                                  Includes value of group term life insurance premiums paid for by our company for the benefit of the officer.

(4)                                  See “Employment Agreements and Arrangements” for a discussion of Mr. Loggia’s amended employment agreement.

Option Grants in Last Fiscal Year

The following table sets forth each grant of stock options made by Advanstar (consisting of options to purchase stock of Holdings) during the year ended December 31, 2005 pursuant to the 2000 Management Incentive Plan described below to each of the named executive officers. We have not granted any stock appreciation rights.

Option Grants in Last Fiscal Year

		% of Total			Potential Realizable
		Options			Value at Assumed
	Number of	Granted			Annual Rates of
	Securities	to			Stock Price
	Underlying	Employees	Exercise		Appreciation
	Options	in Fiscal	Price	Expiration	for Option Term
Name	Granted	Year	($/share)	Date	5% ($)	10% ($)
Rick Treese	50,000	11.8%	$10.00	2015	$314,447	$796,871

Option Exercises and Holdings

The following table sets forth, for each of the officers named in the Summary Compensation Table, certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2005. None of the unexercised options were “in the money” at December 31, 2005 based on a good faith estimate of the fair market value of the stock price by our Board of Directors.

Aggregated Option Exercises in 2005 and December 31, 2005 Option Values

			Number of Securities
	Number of		Underlying
	Shares		Unexercised Options		Value of Unexercised
	Acquired		at Fiscal		In-the-Money Options
	on	Value	Year End		at Fiscal Year End
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
James M. Alic	—	—	223,440	51,560	—	—
Joseph Loggia	—	—	674,167	425,833	—	—
David W. Montgomery	—	—	196,875	53,125	—	—
Eric I. Lisman	—	—	153,124	46,876	—	—
Rick Treese	—	—	30,312	54,688	—	—

The following table sets forth the shares issued and issuable and exercise price for our equity compensation plan as of December 31, 2005.

Equity Compensation Plan Information

Number of Securities
Remaining Available
	Number of Shares	Weighted Average	for Future Issuance
	To Be Issued Upon	Exercise Price of	Under Equity Compensation
	Exercise of Outstanding	Outstanding Options,	Plans (Excluding Outstanding
	Options, Warrants and Rights	Warrants and Rights	Securities)
Equity compensation plan approved by security holders	3,965,000	$10.00	107,789

We do not have any equity compensation plans that were not approved by shareholders.

Stock Option and Incentive Plans

2000 Management Incentive Plan

The 2000 Management Incentive Plan was adopted by the board of Advanstar Holdings on October 11, 2000 and amended by the board of Holdings as of September 17, 2002, December 10, 2002, and April 19, 2005. The following description of the plan is intended to be a summary and does not describe all provisions of the plan.

Purpose of the Plan. The purpose of the plan is to attract and retain the best available key employees, non-employee directors and consultants for Holdings and its subsidiaries and affiliates and to encourage the highest level of performance by those individuals, thereby enhancing Holdings’ value for the benefit of its stockholders.

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

Eligibility and Participation. Eligibility to participate in the plan is limited to key employees of Holdings, its subsidiaries and affiliates. Participation in the plan is at the discretion of the compensation committee and will be based upon the individual’s present and potential contributions to Holdings’ success and such other factors as the compensation committee deems relevant. No individual may be granted in any calendar year awards covering more than 900,000 shares of Holdings common stock.

Type of Awards Under the Plan. The plan provides that the compensation committee may grant non-statutory stock options to eligible participants subject to such terms, conditions and provisions as the compensation committee may determine to be necessary or desirable.

Number of Authorized Shares. Holdings has authorized a maximum of 4,072,789 shares of its common stock for participants under the plan during the term of the plan, of which 3,965,000 have been granted and remain outstanding as of December 31, 2005. In addition, the number of shares available will be increased to the extent that shares are not purchased on a leveraged basis under Holdings’ Direct Investment Program. The compensation committee may adjust the number and class of shares available under the plan to prevent dilution or enlargement of rights in the event of various changes in Holdings’ capitalization.

Put and Call Rights. Holdings has certain rights to repurchase, or “call,” shares purchased pursuant to the plan if a plan participant is terminated by Holdings or one of its subsidiaries for cause or without cause, or if the participant terminates employment for good reason, without good reason, or due to death, disability or “qualified retirement.” A plan participant has the right to sell, or “put,” shares purchased pursuant to the plan to Holdings if a participant’s employment is terminated due to disability, “qualified retirement” or death. “Qualified retirement” means retirement at age 62 or with board approval.

Change in Control. If there is a change in control of Holdings, all unvested time-vesting options granted pursuant to the plan will vest and become immediately exercisable and, if the change in control constitutes a liquidity event (as defined in the award agreements), all performance vesting options will vest. A change in control generally means the acquisition by any person or group of persons, other than an affiliate or affiliates of the DLJ Merchant Banking funds, of more than 51% of the outstanding voting securities of Holdings or a sale of all or substantially all of Holdings’ assets.

Amendment and Termination. Holdings’ board may amend, alter, suspend, discontinue or terminate the plan at any time, provided that no such amendment, alteration, suspension, discontinuation or termination will be made without stockholder approval if such approval is necessary to qualify for or comply with any tax or regulatory status or requirement with which the board deems it necessary or desirable to qualify or comply.

Direct Investment Plan

The Direct Investment Plan was adopted by the board of Holdings on October 11, 2000 to promote the interests of Holdings and its stockholders by retaining exceptional executive personnel and aligning the interests of such employees with those of Holdings’ equity investors. Upon the closing of the DLJ Acquisition, 1,100,000 million shares of common stock of Holdings were purchased by executives of the Company pursuant to the plan, and participation in the plan was closed at that level as of December 31, 2000. Pursuant to the plan, one-half of the shares were purchased through non-recourse loans granted by Holdings. The principal and accrued interest on the non-recourse loans were settled in full in 2004.

Holdings has certain rights to repurchase, or “call,” shares purchased pursuant to the plan if a plan participant is terminated by Holdings or one of its subsidiaries for cause or without cause, or if the participant terminates employment for good reason, without good reason, or due to death, disability or “qualified retirement.” A plan participant has the right to sell, or “put,” shares purchased pursuant to the plan to Holdings if a participant’s employment is terminated due to disability, “qualified retirement” or death. “Qualified retirement” means retirement at age 62 or with board approval.

401(k) Plan

The Company has an Employees’ 401(k) Plan and Trust. All current and future domestic employees of Advanstar, Inc. or any other domestic subsidiary who are at least 21 years-of-age are eligible to participate in the 401(k) Plan. Participants in the 401(k) Plan may not contribute more than the lesser of a specified statutory amount or 100% of his or her pre-tax total compensation. The Company is required to make a matching contribution to the 401(k) Plan after the employee has completed one year of service, which vests in equal installments over five years, in accordance with the following schedule:

•                  with respect to the employee’s elective contribution in an amount up to 2% of the employee’s gross compensation, the matching contribution is required to be equal to 100% of the employee’s contribution;

•                  with respect to the employee’s elective contribution in excess of 2% and not in excess of 6% of gross compensation, the matching contribution is required to be equal to 25% of such employee’s contribution; and

•                  with respect to the employee’s elective contribution in excess of 6% of gross compensation, there shall be no matching contribution.

Employment Agreements and Arrangements

Mr. Loggia entered into an employment agreement with us dated as of November 21, 2003, which was amended and restated effective June 22, 2005. Pursuant to the agreement, Mr. Loggia will continue to act as chief executive officer of Advanstar, Inc and Advanstar Communications Inc. through December 31, 2007, followed by successive three year employment terms unless terminated by either party in accordance with the agreement. Mr. Loggia is entitled to an annual base salary of $625,000 and an annual bonus based on our EBITDA for any year, up to a maximum bonus in any one year of 150% of base salary. The agreement provides for indemnification to the maximum extent permitted by law. If Mr. Loggia is terminated by us without “cause” or terminates his employment for “good reason,” each as defined in the agreement, he will be entitled to the continuation of his base salary for a period of two years following his termination, and the greater of his bonus that would have been payable to him had he remained employed through the end of the fiscal year or the annual bonus received by Mr. Loggia in 2004. Mr. Loggia’s agreement also includes provisions triggered by a qualifying change in control, as defined in the agreement, including accelerated vesting of his stock options, and change in control bonus, calculated based upon the effective purchase price per share, and not to exceed $4,000,000. Mr. Loggia also has entered into a new non-compete and confidentiality agreement with us. The non-compete period is one year, during which time Mr. Loggia will continue to receive his base salary unless he was terminated for cause or as a result of his death or disability.

Mr. Alic entered into an employment agreement with us, which was amended effective March 1, 2002, September 15, 2004 and February 1, 2006.  The amended agreement provides for a fixed term through December

31, 2007, and continuation thereafter upon agreement mutual agreement of the parties.  Pursuant to the amended agreement, Mr. Alic will serve as Chairman and will be entitled to an annual base salary of $150,000 and up to a maximum bonus in 2005, 2006 and 2007 of 100% of his base salary.  The amended agreement does not provide for a bonus payment or severance upon termination.  The agreement provides for indemnification of the executive to the extent permissible under New York law.  Mr. Alic also entered into a non-competition and confidentiality agreement with us.  The non-compete period is one year after termination of employment unless employment is terminated by us without cause or by the executive for good reason, in which case the non-competition period is six months.  During the non-compete period, Mr. Alic may not hire any employee or solicit any tradeshow or publishing business from a third party that has a relationship or contract with us.

We currently have a severance arrangement with David W. Montgomery, our and Advanstar Communications Inc.Advanstar Communications Inc.’s Vice President-Finance, Chief Financial Officer and Secretary. In the event that Mr. Montgomery’s employment is involuntarily terminated for any reason other than for cause, the arrangement provides that Mr. Montgomery will receive a termination payment equal to six months of salary.

We currently have a severance arrangement with Eric I. Lisman, its Executive Vice President - Corporate Development. In the event that Mr. Lisman’s employment is terminated for any reason other than for cause or if Mr. Lisman’s principal office location is relocated outside the greater Boston area, the arrangement provides that Mr. Lisman will receive twelve months of severance based on his then current salary, his target bonus and health benefits.

Advanstar Communications Inc. currently has a severance arrangement with Ward D. Hewins, its Vice President and General Counsel.  In the event that Mr. Hewins’ employment is terminated for any reason other than for cause or if Mr. Hewins’ principal office location is relocated outside the greater Boston area, the arrangement provides that Mr. Hewins will receive twelve months of severance based on his then current salary, his target bonus and health benefits.

We do not have employment agreements with our other named executive officers.

Director Compensation

Standard Arrangements

We currently have no standard arrangements pursuant to which our directors would be compensated for their services as a director.

Other Arrangements

On October 1, 2004, Mr. James Finkelstein was appointed as a member of the board of directors. Mr. Finkelstein receives an annual retention fee of $50,000. He also was granted options to purchase 25,000 shares of the common stock of Holdings at an exercise price of $10.00 per share, pursuant to Holdings’ 2000 Management Incentive Plan. These options will vest over a four-year period, with 20% vesting upon the grant date and an additional 20% vesting on each anniversary of the grant. Mr. Finkelstein is also reimbursed for all reasonable out-of-pocket expenses incurred in connection with his service as a director of the Company.

On September 17, 2002, Mr. Douglas B. Fox was appointed as a member of the board of directors. Mr. Fox receives an annual retention fee of $40,000 and, through Renaissance Brands, LTD, a company wholly owned by Mr. Fox, a separate annual advisory fee of $40,000, both payable in equal quarterly installments. Mr. Fox is also reimbursed for all reasonable out-of-pocket expenses incurred in connection with his service as a director of the Company.

As of the date of his appointment, Mr. Fox was granted options to purchase 25,000 shares of the common stock of Holdings at an exercise price of $10.00 per share, pursuant to Holdings’ 2000 Management Incentive Plan. These options will vest over a four-year period, with 20% vesting upon the grant date and an additional 20% vesting on each anniversary of the grant. Mr. Fox was also granted the right, expiring December 31, 2002, to purchase up to 50,000 shares of the common stock of Holdings at a price of $10.00 per share, which he did not exercise.

Compensation Committee Interlocks and Insider Participation

During the periods up to and including 2005, we did not have a compensation committee. During the fiscal year ended December 31, 2005, Messrs. Loggia and Alic participated in deliberations of our board of directors concerning executive officer compensation.

Item 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of our common stock is owned by Holdings. The following table sets forth information with respect to the beneficial ownership of Holdings’ common stock as of March 30, 2006 by (a) any person or group who beneficially owns more than five percent of Holdings common stock, (b) each of our directors and executive officers and (c) all directors and officers as a group.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes shares issuable pursuant to warrants that are exercisable within 60 days of March 30, 2006. Shares issuable pursuant to warrants are deemed outstanding in computing the percentage held by the person holding the warrants but are not deemed outstanding in computing the percentage held by any other person.

Name of Beneficial Owner:	Number of Shares of Common Stock Beneficially Owned		Percentage of Outstanding Common Stock

DLJ Merchant Banking Partners III, L.P. and related investors	35,966,117	(1)	97.2%
Joseph Loggia	674,167	(2)	1.8%
James M. Alic	366,743	(3)	1.0%
David W. Montgomery	200,000	(4)	*
Eric I. Lisman	156,250	(5)	*
Rick Treese	32,500	(6)	*
Douglas B. Fox 223 Wall Street, Box 318 Huntington New York, 11743	20,000	(7)	*
James Finkelstein (9) 2 Park Avenue, Suite 1405 New York, New York 10019	10,000	(8)	*
OhSang Kwon(9) 65 East 55th St, 18th Floor New York, NY 10022	—		—
Charles Pieper(9) DLJ Merchant Banking Inc. 11 Madison Avenue New York, New York 10010	—		—

All directors and officers as a group (9 persons)	1,459,660		3.7%

*       Represents less than 1% of the outstanding shares of common stock

(1)                                  Consists of 35,100,000 shares held directly by DLJ Merchant Banking Partners III, L.P. and the following related investors: DLJ ESC II, L.P., DLJMB Funding III, Inc., DLJ Offshore Partners III, C.V., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJMB Funding III, Inc. and DLJ Partners III GmbH & Co. KG and warrants to purchase 866,117 shares of common stock issued to DLJ Investment Partners, II, L.P. and the following related investors: DLJ ESC II, L.P., DLJ Investment Funding II, Inc. and DLJ Investment Partners, L.P. See “Item 13. —Certain Relationships and Related Party Transactions.” The address of each of these investors is 11 Madison Avenue, New York, New York 10010, except that the address of Offshore Partners is John B. Gorsiraweg 14, Willemstad, Curacao, Netherlands Antilles.

(2)                                  Consists of 674,167 shares issuable pursuant to stock options exercisable within 60 days.

(3)                                  Consists of 108,516 shares, warrants to purchase 34,787 shares and 223,440 shares issuable pursuant to stock options exercisable within 60 days.

(4)                                  Consists of 200,000 shares issuable pursuant to stock options exercisable within 60 days.

(5)                                  Consists of 156,250 shares issuable pursuant to stock options exercisable within 60 days.

(6)                                  Consists of 32,500 shares issuable pursuant to stock options exercisable within 60 days.

(7)                                  Consists of 20,000 shares issuable pursuant to stock options exercisable within 60 days.

(8)                                  Consists of 10,000 shares issuable pursuant to stock options exercisable within 60 days.

(9)                                  Shares shown for Messrs. Kwon, Finkelstein and Pieper exclude shares shown as held by the DLJ Merchant Banking funds and the DLJ Investment Partners funds, as to which they disclaim beneficial ownership. Messrs. Finkelstein and Kwon are partners of Avista Capital Partners, a private equity firm that has been engaged by an affiliate of Credit Suisse Securities (USA) LLC to serve as a consultant to assist in the monitoring of certain DLJ Merchant Banking Partners portfolio companies. Mr. Pieper is an employee at Credit Suisse Securities (USA) LLC where he is a Managing Director with DLJ Merchant Banking Partners.

Advanstar has no securities authorized for issuance under equity compensation plans; all equity issued as compensation consists of equity of Holdings.

Item 13. – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Financial Advisory Fees and Agreements

Advanstar Holdings, was acquired by the DLJ Merchant Banking Partners III, L.P. and related funds in October 2000 (“The Acquisition”).

Credit Suisse Securities (USA), LLC (“CSS (USA)”), an affiliate of the DLJ Merchant Banking funds, has received customary fees and reimbursement of expenses in connection with the arrangement and syndication of the credit facility and as a lender thereunder. CSS (USA) acts as our financial advisor and acted as our financial advisor in connection with the Thomson acquisition, was one of the initial purchasers of the second priority senior secured notes issued in August and September of 2003 and was an initial purchaser of our senior subordinated notes and the parent company discount notes. We paid fees of $10.4 million in 2003, plus out-of-pocket expenses for these services. No fees were paid in 2004 related to financings.

In May 2005, the Company paid a consulting fee of $1.5 million to CSS (USA), an affiliate, related to the sale of the Portfolio Group. In June 2005, the Company repurchased $7.1 million of its fixed rate notes at par, and $4.6 million of its floating rate notes at a price equal to 107.3% of principal, from CSS (USA) pursuant to our tender offer.

In connection with the Acquisition, Advanstar Holdings agreed to pay CSS (USA) an annual advisory fee of $0.5 million beginning October 11, 2000 when the acquisition of Advanstar by DLJ Merchant Banking Partners III, L.P. and related funds occurred (“The Acquisition”) until the earlier to occur of:

(1) an initial public offering of Holdings;

(2) the date when the DLJ Merchant Banking funds own less than 16 2/3% of the shares of Holdings’ common stock held by them on the closing date of the Acquisition; and

(3) October 11, 2005.

Subsequently, CSS (USA) assigned its rights under this agreement to DLJ Merchant Banking Funds.

Holdings is a holding company and has no direct material operations or source of cash to pay this obligation other than by distributions from its subsidiaries, including from Communications.

Advanstar and its subsidiaries may from time to time enter into other investment banking relationships with CSS (USA) or one of its affiliates pursuant to which CSS (USA) or its affiliates will receive customary fees and will be entitled to reimbursement for all related disbursements and out-of-pocket expenses. We expect that any arrangement will include provisions for the indemnification of CSS (USA) against a variety of liabilities, including liabilities under the federal securities laws.

Stockholders’ Agreement

Holdings, the DLJ Merchant Banking funds, the DLJ Investment Partners funds and the other stockholders of Advanstar Holdings (collectively, including Mr. Alic, the “Advanstar Holdings Stockholders”) entered into a stockholders’ agreement at the closing of the DLJMB acquisition. The stockholders’ agreement provides that any person acquiring shares of common stock of Advanstar Holdings who is required by the stockholders’ agreement or by any other agreement or plan of Advanstar Holdings to become a party to the stockholders’ agreement will execute an agreement to be bound by the stockholders’ agreement.

The terms of the stockholders’ agreement restrict transfers of shares of Advanstar Holdings capital stock by the Advanstar Holdings Stockholders, except to permit transferees and subject to various exceptions. The agreement will permit:

•                  the other stockholders to participate in specified sales of shares of Advanstar Holdings capital stock by the DLJ Merchant Banking funds,

•                  the DLJ Merchant Banking funds to require the other stockholders to sell shares of Advanstar Holdings capital stock in specified circumstances should the DLJ Merchant Banking funds choose to sell any shares owned by them, and

•                  the stockholders to purchase equity securities proposed to be issued by Advanstar Holdings to the DLJ Merchant Banking funds on a preemptive basis to maintain their percentage ownership interest.

The stockholders’ agreement also provides that the DLJ Merchant Banking funds have the right to select three of the six members of the board of directors of Advanstar Holdings, the DLJ Investment Partners funds will have the right to select one member so long as they maintain ownership of at least 50% of their initial ownership of senior discount notes of Advanstar, Inc. (and thereafter will have rights to an observer). In addition, the DLJ Merchant Banking funds are permitted to expand Advanstar Holdings’ board and select all of the additional directors. Messrs. Finkelstein, Kwon and Pieper are the directors selected by the DLJ Merchant Banking funds. As of December 31, 2005, DLJ Investment Partners no longer owns Advanstar, Inc.’s senior discount notes, so they can no longer select a member of the board.

Under the stockholders’ agreement, the Advanstar Holdings Stockholders entered into a registration rights agreement with Advanstar Holdings. Under that agreement, the DLJ Merchant Banking funds will have the right to six demand registrations (or five if the holders of the warrants issued with the parent company notes have exercised a demand), and the holders of the warrants issued with the parent company notes will have the right to one demand registration of common stock after an initial public offering. In addition, all of the holders will be entitled to piggyback registration rights, subject to customary cutback and deferral provisions. The agreement also provides that Advanstar Holdings will indemnify the parties against specified liabilities, including liabilities under the Securities Act.

PART IV

Item 14. – PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accounting Fees and Services

The Audit Committee engaged PricewaterhouseCoopers LLP (“PwC”) to perform an annual audit of Advanstar’s financial statements in 2004 and 2005. The following table presents information concerning fees paid to PwC in each of those years.

	2004	2005

Audit fees(1)	$532,404	$737,844
Audit-related fees(2)	19,856	120,517
Tax fees(3)	452,980	701,191
All other fees	—	—

(1)          These are fees for professional services performed by PwC for (1) the annual audit and quarterly reviews of Advanstar’s consolidated financial statements, (2) statutory audits for subsidiaries outside of the United States, and (3) fees related to the audit of the financial statements of the Portfolio Group of which approximately $292 thousand of the 2005 fees were reimbursed by Questex Media Group, Inc.

(2)          These are fees for assurance and related services performed by PwC that are reasonably related to the performance of the audit or review of Advanstar’s financial statements but not described in item (1) above, primarily attributable to audits of our employee benefit plan, third-party workpaper reviews, and post effective amendment (S-1) filings.

(3)          These are fees for professional services performed by PwC with respect to tax compliance, tax advice and tax planning. This includes tax preparation and review services performed in connection with our federal, state and foreign tax returns and tax advice and assistance regarding statutory, regulatory or administrative developments.

Pre-approval Policies and Procedures

The Audit Committee has adopted policies and procedures for pre-approving all work performed by PwC. Specifically, the policies and procedures prohibit PwC from performing any services for Advanstar or its subsidiaries without the prior specific approval of the audit committee, except that the audit committee pre-approved the use of PwC for the following service categories of non-audit service for 2005: audit related services in aggregate not to exceed $120,000; U.S. tax planning and compliance in aggregate not to exceed $385,000; other tax services in aggregate not to exceed $145,000; other non-audit services in aggregate not to exceed $50,000. Services in excess of these limits must have prior specific approval by the audit committee.

All services provided by PwC in 2005 were pre-approved by the audit committee pursuant to the approval policies described above. None of such services were approved pursuant to the procedures described in Rule 2-01(c)(7)(i)(C) of Regulation S-X, which waives the general requirement for pre-approval in certain circumstances.

PART IV

Item 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of Advanstar, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Advanstar, Inc., a wholly owned subsidiary of Advanstar Holdings Corporation, and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
March 1, 2006, except as to the eleventh paragraph
of Note 6, for which the date is March 14, 2006

Advanstar, Inc.

Consolidated Balance Sheets

December 31, 2005 and 2004

(in thousands of dollars, except share and per share data)	2005	2004

Assets
Current assets
Cash and cash equivalents	$46,641	$41,328
Accounts receivable, net of allowance of $1,076 and $785 at December 31, 2005 and 2004	24,607	27,047
Prepaid expenses	7,871	6,417
Other	1,965	2,450
Current assets of discontinued operations	—	2,690
Total current assets	81,084	79,932
Due from parent	804	256
Property, plant and equipment, net	21,306	19,331
Intangible and other assets
Goodwill	594,982	586,967
Intangibles and other, net	63,157	92,587
Total intangible and other assets, net	658,139	679,554
Non-current assets of discontinued operations and assets held for sale	4,620	135,837
	$765,953	$914,910
Liabilities and Stockholder’s Equity
Current liabilities
Current maturities of long-term debt	$201	$1,300
Accounts payable	12,507	13,578
Accrued compensation	7,236	7,494
Other accrued expenses	36,126	32,981
Deferred revenue	46,472	39,323
Current liabilities of discontinued operations	—	15,886
Total current liabilities	102,542	110,562
Long-term debt, net of current maturities	620,391	752,019
Deferred income taxes	31,500	18,250
Other long-term liabilities	4,933	4,229
Long-term liabilities of discontinued operations	—	3,627
Commitments and contingencies (Note 10)
Stockholder’s equity
Common stock, $.01 par value, 10,000 shares authorized; 100 shares issued and outstanding at December 31, 2005 and 2004	—	—
Capital in excess of par value	370,424	370,424
Accumulated deficit	(372,250)	(350,446)
Accumulated other comprehensive income	8,413	6,245
Total stockholder’s equity	6,587	26,223
	$765,953	$914,910

The accompanying notes are an integral part of these consolidated financial statements.

Advanstar, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars)	2005	2004	2003

Revenue	$288,913	$271,066	$191,535

Operating expenses
Cost of production (excluding depreciation)	56,326	50,958	35,363
Selling, editorial and circulation (excluding depreciation)	112,373	107,219	69,702
General and administrative (excluding depreciation)	41,677	41,334	31,581
Restructuring charge	4,771	(4,015)	2,692
Amortization of intangibles	29,750	34,809	35,841
Depreciation	8,005	8,280	10,266
Total operating expenses	252,902	238,585	185,445
Operating income	36,011	32,481	6,090
Other income (expense)
Interest expense	(88,060)	(92,225)	(77,162)
Interest income	1,476	468	471
Loss on extinguishment of debt (Note 6)	(12,581)	—	(11,324)
Other income, net	83	826	893
Loss from continuing operations before income taxes	(63,071)	(58,450)	(81,032)
Income tax (benefit) provision	(9,524)	6,259	(6,887)
Loss from continuing operations	(53,547)	(64,709)	(74,145)
Income (loss) from operations of discontinued businesses, net of tax (Note 4)	31,743	(2,418)	4,001
Net loss	$(21,804)	$(67,127)	$(70,144)

The accompanying notes are an integral part of these consolidated financial statements.

Advanstar, Inc.

Consolidated Statements of Stockholder’s Equity

Years Ended December 31, 2005, 2004 and 2003

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Accumulated	Comprehensive
(in thousands of dollars)	Shares	Amount	Par Value	Deficit	Income (Loss)	Total

Balances at December 31, 2002	100	$—	$310,424	$(213,175)	$(9,078)	$88,171

Comprehensive loss
Net loss	—	—	—	(70,144)	—	—
Translation adjustment	—	—	—	—	8,283	—
Change in unrealized loss on derivative financial instruments	—	—	—	—	4,308	—
Total comprehensive loss	—	—	—	—	—	(57,553)
Contribution of capital from parent	—	—	60,000	—	—	60,000
Balances at December 31, 2003	100	—	370,424	(283,319)	3,513	90,618

Comprehensive loss
Net loss	—	—	—	(67,127)	—	—
Translation adjustment	—	—	—	—	2,587	—
Change in unrealized loss on derivative financial instruments	—	—	—	—	145	—
Total comprehensive loss	—	—	—	—	—	(64,395)
Balances at December 31, 2004	100	—	370,424	(350,446)	6,245	26,223

Comprehensive loss
Net loss	—	—	—	(21,804)	—	—
Translation adjustment	—	—	—	—	2,271	—
Change in unrealized loss on derivative financial instruments	—	—	—	—	(103)	—
Total comprehensive loss	—	—	—	—	—	(19,636)
Balances at December 31, 2005	100	$—	$370,424	$(372,250)	$8,413	$6,587

The accompanying notes are an integral part of these consolidated financial statements.

Advanstar, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

(in thousands of dollars)	2005	2004	2003

Cash flows from operating activities
Net loss	$(21,804)	$(67,127)	$(70,144)
Adjustments to reconcile net loss to net cash provided by operating activities
Impairment of intangibles	2,272	—	—
Write-off of deferred financing costs	3,517	—	11,324
Restructuring charge	—	(4,015)	—
Impairment of goodwill	—	15,570	—
Depreciation and amortization	40,718	50,433	59,180
Gain on derivative financial instruments	(103)	(1,391)	(772)
Losses of minority interest holders	566	562	627
Non-cash interest expense	22,474	24,489	21,386
(Gain) loss on disposition of business and other	(52,710)	(1,006)	661
Provision for bad debts	1,417	874	589
Deferred income taxes	13,250	11,260	6,990
Changes in operating assets and liabilities
Accounts receivable	(224)	6,060	(407)
Inventories	507	(708)	188
Prepaid expenses	24	(506)	891
Accounts payable and accrued expenses	3,515	(10,776)	16,216
Deferred revenue	(3,926)	(6,902)	1,394
Other	(1,258)	1,733	(1,598)
Net cash provided by operating activities	8,235	18,550	46,525

Cash flows from investing activities
Additions to property, plant and equipment	(9,564)	(9,576)	(7,930)
Acquisition of publications and shows, net of cash acquired	(15,561)	(7,915)	(137,728)
Proceeds from sale of assets	174,067	24,418	—
Acquisitions of intangibles, contingent payments, and other	17	(1,931)	3
Net cash provided by (used in) investing activities	148,959	4,996	(145,655)

Cash flows from financing activities
Proceeds from revolving credit loan	—	6,000	21,000
Payments on revolving credit loan	—	(14,000)	(50,100)
Proceeds from long-term debt	—	—	431,050
Payments of long-term debt	(152,167)	(3,700)	(333,525)
Capital contributions from parent	—	—	60,000
Deferred financing costs	(168)	(315)	(16,962)
Project grant refunds received	600	—	—
Dividends paid to minority interest holders	(900)	(500)	(1,227)
Net cash (used in) provided by financing activities	(152,635)	(12,515)	110,236
Effect of exchange rate changes on cash	754	576	(407)
Net increase in cash and cash equivalents	5,313	11,607	10,699

Cash and cash equivalents
Beginning of year	41,328	29,721	19,022
End of year	$46,641	$41,328	$29,721

The accompanying notes are an integral part of these consolidated financial statements.

Advanstar, Inc.

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

1.                                      Nature of Business and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Advanstar, Inc. (“Advanstar”), a wholly owned subsidiary of Advanstar Holdings Corporation (“Holdings”), and its wholly owned subsidiaries, Advanstar Communications Inc. (“Communications”) and Advanstar IH, Inc. (“Advanstar.com”), (collectively, the “Company”).  All intercompany accounts and transactions between consolidated entities have been eliminated.

The Company operates and manages shows and conferences; publishes controlled and paid circulation trade, professional and consumer periodicals; and markets a broad range of marketing, direct mail and database products and services.  The Company’s Magic tradeshows and Healthcare/ Pharmaceutical product sector each generated approximately 27% of total revenue in 2005.

2.                                      Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and highly liquid investments with original maturities of three months or less.  Cash equivalents are stated at cost, which approximates fair market value.

Prepaid Expenses and Other Current Assets

Prepaid expenses consist primarily of prepaid show and conference expenses, prepaid publication production costs and miscellaneous deposits.  Event and publication expenses are charged to operations at the time of the related event and at the time of publication issuance.  Other current assets consist primarily of paper inventories.

Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

(in thousands of dollars)	2005	2004

Land and improvements	$481	$481
Buildings	3,850	3,093
Furniture, machinery and equipment	43,519	44,005
Leasehold improvements	7,997	6,083
	55,847	53,662
Accumulated depreciation	(34,541)	(34,331)
Property, plant and equipment, net	$21,306	$19,331

Property, plant and equipment is stated at its original cost and is depreciated on a straight-line basis over the following estimated useful lives:

Land improvements	10–15 years
Buildings	20–40 years
Furniture, machinery and equipment	3–10 years
Leasehold improvements	Shorter of useful life or original lease term

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

Accrued Expenses

Accrued expenses consisted of the following at December 31:

(in thousands of dollars)	2005	2004

Interest	$16,629	$13,084
Deposits and customer advances	10,292	11,537
Benefits and severance	2,018	2,300
Income, real estate, and other taxes	3,953	4,371
Other	3,234	1,689
	$36,126	$32,981

Revenue Recognition

Shows and conferences revenue is recognized in the period in which the event is conducted.  Subscription revenue is recognized on a pro rata basis as publications are issued to fulfill the subscription obligations.  Advertising revenue is recognized when the publication with the respective advertisement is issued.  Custom project contract revenue with both conference and print elements are deferred and not recognized until all elements are delivered.  Deferred revenue is recorded when cash is received in advance of when an event is held, the publication is issued, or project is completed.  Customer advances are recorded when cash is received in anticipation of future advertising unrelated to a specific publication issue.

Deferred revenue consisted of the following at December 31:

(in thousands of dollars)	2005	2004

Deferred shows and conferences revenue	$35,732	$30,176
Deferred advertising subscription and project revenue	10,740	9,147
Total deferred revenue	$46,472	$39,323

Foreign Currency Translation

The Company accounts for translation adjustments related to its investments in foreign entities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation.  Local currencies are considered the functional currencies outside of the U.S.  Income and expense items are translated at average rates of exchange prevailing during the year.  For operations in local currency environments, assets and liabilities are translated at year-end exchange rates with cumulative translation adjustments included as a component of stockholder’s equity.

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

Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock options and awards to employees using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

The following table presents unaudited pro forma net income as if the Company had elected to recognize compensation cost based on the fair value of the options granted as prescribed by SFAS No. 123, for the years ended December 31:

(in thousands of dollars - unaudited)	2005	2004	2003

Net loss—as reported	$(21,804)	$(67,127)	$(70,144)
Less: Pro forma stock-based employee compensation cost	(5,740)	(2,550)	(2,400)
Net loss—pro forma	$(27,544)	$(69,677)	$(72,544)

See Note 7 for further discussion of the Company’s stock compensation plans.

Comprehensive Income (Loss)

The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income.  This statement established rules for the reporting of comprehensive income (loss) and its components.  Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.  Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and changes in unrealized loss on derivative financial instruments, and is presented in the accompanying consolidated statements of stockholder’s equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Ultimate results could differ from these estimates.  On an ongoing basis, management reviews its estimates, including those affecting doubtful accounts, recovery of goodwill and intangible assets, restructuring and medical claims accruals and income taxes.  Changes in facts and circumstances may result in revised estimates.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment which revises SFAS 123 and supersedes APB 25.  This statement establishes standards relating to accounting for transactions in which equity instruments are exchanged for goods or services.  The Company is required to adopt the provisions of this standard effective January 1, 2006.  This statement requires companies to classify their awards as either an equity award or liability award. In accordance with this standard, the Company will classify the vested portion of the awards as a liability valued at their intrinsic value at each reporting date. Using the intrinsic method to value liability awards, compensation expense is recorded only if the value of the Company’s shares are greater than the option exercise amounts as of the reporting date.  As of January 1, 2006, management believes the intrinsic value of vested options is zero thus no liability or expense will be recorded upon adoption.

3.                                      Goodwill and Other Intangible Assets

The Company is required to test acquired goodwill on an annual basis based upon a fair value approach.  Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

On July 1, 2005 and 2004, the Company completed its annual goodwill impairment test of each of its three reporting units.  Based on this valuation, which utilized a discounted cash flow method, there was no impairment of goodwill indicated.

The changes in the carrying amount of goodwill for the year ended December 31, by operating segment, are as follows:

	Shows		Direct Marketing
	and		Products
(in thousands of dollars)	Conferences	Publications	and Other	Totals

Balances at December 31, 2003	$396,061	$156,683	$24,788	$577,532
Goodwill acquired or completion of purchase price allocation	247	6,272	—	6,519
Foreign currency translation	2,274	640	2	2,916
Balances at December 31, 2004	398,582	163,595	24,790	586,967
Goodwill acquired or completion of purchase price allocation	10,685	—	—	10,685
Foreign currency translation	(956)	(1,650)	(64)	(2,670)
Balances at December 31, 2005	$408,311	$161,945	$24,726	$594,982

Intangible and other assets consist of the following at December 31:

(in thousands of dollars)	2005	2004

Trade exhibitor lists	$132,936	$129,691
Advertiser lists	29,680	46,712
Subscriber lists	6,023	15,238
Trade names and trademarks	19,211	17,982
Other intangible assets	20,275	19,928
Deferred financing costs	19,789	23,379
	227,914	252,930
Accumulated amortization	(164,757)	(160,343)
Total intangible and other assets, net	$63,157	$92,587

The allocated fair value of intangible assets acquired during the year ended December 31 was as follows:

(in thousands of dollars)	2005	2004

Trade exhibitor lists	$3,820	$—
Advertiser lists	103	—
Subscriber lists	—	789
Trade names and trademarks	1,230	97
Other intangible assets	1,730	1,566
	$6,883	$2,452

Estimated amortization expense of intangible assets for the next five years is as follows:

(in thousands of dollars)

2006	$21,129
2007	8,372
2008	5,454
2009	1,919
2010	1,570

4.                                      Acquisitions, Divestitures and Assets Held for Sale

Acquisitions

All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of the acquisitions.  The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill.  Results of operations for these acquisitions have been included in the accompanying consolidated financial statements since their respective dates of acquisition.  All acquisitions have been consummated to expand the Company’s show and publication presence within its existing market sector and to maximize marketing and customer service infrastructure and expertise.

On September 12, 2005, the Company purchased an off-road consumer event business from Petersen Events Corporation (“Off-Road Expo”) for $2.2 million in cash.  In addition, the Company may pay additional contingent cash consideration to the former shareholders based on the 2006 operating revenue from the acquired assets.  Any contingent consideration paid will be recorded as goodwill.

On August 23, 2005, the Company purchased a fashion industry tradeshow business and related products from the owner of POOL Tradeshow (“Pool”) for $3.0 million in cash, subject to a working capital adjustment, which will be completed in 2006.  In addition, the Company may pay additional contingent cash consideration to the former owner based on the 2007 and 2008 operating results from the acquired assets and the owner’s continued employment with the Company.  Any contingent consideration paid will be recorded as compensation expense in the consolidated statement of operations.

The purchase price working capital adjustment has yet to be finalized. The Company does not believe the final allocation of purchase price will be materially different from preliminary estimates.

On August 19, 2005, the Company purchased Project Global Tradeshow, Inc. (“Project”), a producer of tradeshows serving the premium contemporary sector of the fashion industry, for $9.9 million in cash, subject to a working capital adjustment which will be completed in 2006.  In addition, the Company may pay additional contingent cash consideration to the former shareholders based on the 2007 and 2008 operating results of the acquired assets and their continued employment with the Company.  Any contingent consideration paid will be recorded as compensation expense in the consolidated statement of operations.  The purchase price working capital adjustment has yet to be finalized. The Company does not believe the final allocation of purchase price will be materially different from preliminary estimates.

In 2005, the Company completed two other acquisitions of consumer tradeshow businesses with an aggregate purchase price of $0.5 million in cash.

On March 8, 2004, the Company purchased a portfolio of pharmaceutical industry conferences and magazines from the Institute of Validation Technology, Inc. (“IVT”) for $7.9 million in cash.  The Company is required to pay additional contingent cash consideration to the former shareholders based on 2004 and 2005 operating results of the acquired assets and their continued employment with the Company.  For the year ended December 31, 2005 and 2004, the Company recorded $0.7 million and $1.5 million of contingent consideration.  These charges were recorded as compensation expense in the consolidated statement of operations in the periods indicated.  As of December 31, 2004, $1.0 million of the contingent consideration accrual is included in other accrued liabilities and $0.5 million is included in other long-term liabilities. In 2005, the Company paid $0.9 million of contingent consideration to the former shareholders. As of December 31, 2005, the balance of the remaining contingent consideration accrual is $1.3 million and is included in other accrued liabilities in the accompanying consolidated balance sheet.

On October 1, 2003, the Company purchased a portfolio of healthcare industry magazines and related custom service projects from the Thomson Corporation and its subsidiaries (“Thomson”) for $150.7 million, including $136.5 million in cash (including related fees and expenses) and $14.1 million of liabilities assumed.

During 2003, the Company acquired intangible assets, primarily customer relationships, for $0.7 million in cash.  The Company also paid an additional $0.5 million of contingent purchase price related to its 2002 acquisition of HT—the Magazine for Healthcare Travel Professionals.

The following are the Company’s unaudited pro forma operating results as if the Thomson acquisition had taken place at January 1, 2003.  The unaudited pro forma operating results related to all other acquisitions discussed above were immaterial.

(in thousands of dollars - unaudited)	2003

Revenue	$254,934
Loss from continuing operations	(87,498)
Net loss	(83,497)

The unaudited pro forma operating results do not purport to represent what the Company’s results of operations actually would have been if the acquisition had occurred as of the date indicated or what such results will be for any future periods.

Divestitures

The operating results, related income taxes and any gains or losses of the following divestitures (collectively, the “Disposed Businesses”) have been reported in discontinued operations in the consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003.  Interest expense was not allocated to any of the Company’s discontinued operations.

The assets and liabilities of the following Disposed Businesses are reported as assets and liabilities of discontinued operations, where appropriate, in the consolidated balance sheet as of December 31, 2005 and 2004.

Arenacross

In December 2005, the Company closed on the sale of its Arenacross Championship Series business (“Arenacross”) for a total selling price of $0.2 million. The Company recorded a $0.4 million loss on the sale.

Revenue of Arenacross included in discontinued operations in the consolidated statements of operations was $0.9 million for the year ended December 31, 2005. Arenacross had no revenue for the years ended December 31, 2004 and 2003.

East Coast Fashion

In the second quarter of 2005, the Company discontinued its East Coast Fashion group business (“East Coast Fashion”) and recognized a $2.3 million impairment, which was the carrying value of the related intangibles.

Revenue of East Coast Fashion included in discontinued operations in the consolidated statements of operations was $0.9 million, $6.1 million and $10.9 million for the years ended December 31, 2005, 2004, and 2003.

Portfolio Group

On May 23, 2005, the Company and certain affiliates (Communications, Advanstar Expositions Canada Limited and Advanstar.com) completed the sale of virtually all business assets and liabilities associated with its tradeshows and conferences, trade publications and direct marketing products in the following primary industries: Information Technology & Communications, Travel/Hospitality, Beauty, Home Entertainment, Abilities and Portfolio, including the shares of the Company’s Hong Kong subsidiaries.  The shares of the Company’s Brazilian subsidiary were sold to the same buyer in July 2005 after final regulatory approval. Collectively, all of the above properties are referred to as “the Portfolio Group.”  The sale price for these assets and shares was $173.8 million in cash, net of selling expenses.  The Company recorded a gain on the sale of $52.9 million.

Revenue of the Portfolio Group, included in discontinued operations in the consolidated statements of operations, was $49.0 million for the period from January 1, 2005 to May 23, 2005, and $102.5 million and $104.9 million for the years ended December 31, 2004 and 2003.

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

Revenue of DMS, included in discontinued operations in the consolidated statements of operations, was $0.1 million for the period from January 1, 2004 to September 8, 2004, and $2.0 million for the year ended December 31, 2003.

SeCA

On August 5, 2004, the Company completed the sale of its 65% ownership in its French joint venture (“SeCA”) for a total selling price of $3.1 million in cash.  In connection with the sale, the Company recorded a goodwill impairment charge of $9.4 million, net of minority interest effect of $5.1 million in the second quarter of 2004.  The impairment charge relates to the Company’s tradeshow reporting segment and was determined based upon the excess of the carrying value of the Company’s interest in SeCA over the selling price, less the costs incurred by the Company to sell SeCA.

Revenue of SeCA, included in discontinued operations in the consolidated statements of operations, was $2.9 million for the period from January 1, 2004 to August 5, 2004, and $4.1 million for the year ended December 31, 2003.

Post

On July 2, 2004, the Company completed the sale of its Post business trade publication (“Post”) for $1.0 million in cash.  The Company recorded an after tax loss on the sale of $1.3 million.

Revenue of Post, included in discontinued operations in the consolidated statements of operations, was $0.7 million for the period from January 1, 2004 to July 2, 2004 and $ 1.7 million for the year ended December 31, 2003.

Art Group

On March 12, 2004, the Company completed the sale of its art industry tradeshows and magazines business (the “Art Group”) for a total selling price of $19.6 million in cash.  The Company recorded a gain after taxes on the sale of $3.4 million.

Revenue of the Art Group, included in discontinued operations in the consolidated statements of operations, was $8.5 million for the period from January 1, 2004 to March 12, 2004, and $10.9 million for the year ended December 31, 2003.

Assets Held for Sale

In the second quarter of 2005, the Company committed to a plan to sell its Cleveland office building and land (“the Cleveland Office”) as a result of the sale of the Portfolio Group. As of December 31, 2005, the Company reported this building and land as assets held for sale and ceased depreciation of these assets, effective second quarter of 2005.  The Cleveland Office is reported as assets held for sale in the consolidated balance sheet as of December 31, 2005 and 2004.

The financial results of the Disposed Businesses included in the discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003 are as follows:

(in thousands of dollars)	2005	2004	2003

Income (loss) before income taxes (including goodwill impairment charge and gain on sale)	$55,961	$(977)	$18,240
Income tax provision	23,652	5,705	13,612
Minority interests	(566)	4,264	(627)
Income (loss) from discontinued businesses	$31,743	$(2,418)	$4,001

The Company allocated goodwill to the Disposed Businesses and included the allocated goodwill in its determined gain or loss on disposal.  Goodwill allocated to Art, Post, and the Portfolio Group is based on the relative fair values of the Disposed Business to the entire reporting unit prior to disposal.  SeCA and DMS were never integrated into the Company’s broader reporting units. Thus, the carrying amount of acquired goodwill for those businesses was included in the calculation of any gain or loss on disposal.

Goodwill allocated to the businesses disposed of and used in the calculation of the gain or loss on sale of the Disposed Businesses by reporting segment was included in discontinued operations in the Company’s reportable segments for the years ended December 31, 2005 and 2004 are as follows:

			Direct
	Shows		Marketing
	and		Products
(in thousands of dollars)	Conferences	Publications	and Other	Corporate	Total

Year ended December 31, 2005	$62,857	$52,873	$6,082	$—	$121,812

Year ended December 31, 2004	19,287	4,246	—	—	23,533

The assets held for sale and discontinued operations of the Portfolio Group, East Coast Fashion and the Cleveland Office included in the consolidated balance sheets as of December 31, 2005 and 2004 are as follows:

	2005	2004
(in thousands of dollars)	Assets Held For Sale	Assets Held For Sale	Discontinued Operations	Total
Assets
Accounts receivable	$—	$—	$242	$242
Prepaid expenses	—	—	2,448	2,448
Total current assets of discontinued operations	—	—	2,690	2,690

Property, plant and equipment, net	4,620	4,648	1,174	5,822
Goodwill	—	—	120,789	120,789
Intangibles and other, net	—	—	9,226	9,226
Total non-current assets of discontinued operations	4,620	4,648	131,189	135,837

Liabilities
Accounts payable and other accrued expenses	—	—	2,812	2,812
Deferred revenue	—	—	13,074	13,074
Total current liabilities of discontinued operations	—	—	15,886	15,886

Deferred income taxes	—	—	48	48
Minority interests	—	—	3,579	3,579
Total long-term liabilities of discontinued operations	—	—	3,627	3,627
Net assets of discontinued operations	$4,620	$4,648	$114,366	$119,014

The Portfolio Group, East Coast Fashion and the Cleveland Office assets included in assets held for sale and discontinued operations in the Company’s reportable segments as of December 31, 2005 and 2004 are as follows:

			Direct
	Shows		Marketing
	and		Products
(in thousands of dollars)	Conferences	Publications	and Other	Corporate	Total

Segment assets at December 31, 2005	$—	$—	$—	$4,620	$4,620

Segment assets at December 31, 2004	$71,997	$54,626	$6,082	$5,822	$138,527

5.                                      Financial Derivative Instruments

The Company periodically uses derivative instruments to manage exposure to interest rate and foreign currency risks.  The Company’s objectives for holding derivatives are to minimize the risks using what management believes are the most effective methods to eliminate or reduce the impact of these exposures.

Interest Rate Risk

Variable rate debt instruments are subject to interest rate risk.  The Company periodically enters into interest rate collar and swap agreements to manage its exposure to interest rate movements on its variable rate debt obligations.  The effective portion of the cumulative gain or loss on these agreements are reported as a component of accumulated other comprehensive income in stockholder’s equity and recognized in earnings as the underlying interest expense is incurred.  The ineffective portion of these agreements are recognized in current earnings.  Gains and losses on the undesignated portion of these agreements at the end of each fiscal quarter (which are calculated as the net amount payable upon termination at the date of determination) are recognized in current earnings until expired.

In 2001 the Company entered into an interest rate collar agreement which expired in February 2004 to manage its exposure to interest rate movements on a portion of its variable rate debt obligations.

In May 2003 the Company entered into an interest rate swap agreement expiring November 2005, and subsequently terminated the agreement in December 2003.  The net gain at termination of approximately $0.2 million was reported in accumulated other comprehensive income and was amortized into earnings over the original contract term.

In connection with the Company’s private placement of $360 million of second priority senior secured notes in August 2003 and the use of proceeds therefrom to repay and terminate all outstanding term A loans under the credit facility and all but $25.0 million of the outstanding term B loans under its credit facility (Note 6), the Company reclassified approximately $1.8 million of deferred losses previously reported as a component of accumulated other comprehensive income into other expense in 2003.

Foreign Currency Risk

The Company periodically uses forward contracts to manage its exposure associated with forecasted international revenue and expense transactions denominated in euro and British Pound Sterling for up to 15 months in the future.  Changes in the fair value of these instruments are reported as a component of accumulated other comprehensive income in stockholder’s equity and are recognized in earnings as the underlying revenue or expense is recognized.  Forward contracts not designated as hedging instruments under SFAS No. 133 are also used to manage the impact of the variability in exchange rates.  Changes in the fair value of these foreign exchange contracts are recognized in current earnings.

At December 31, 2005, the Company had no foreign exchange derivative contracts.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the effects of SFAS No. 133 on the Company’s accumulated other comprehensive income at December 31, 2005 and 2004:

	Interest Rate	Foreign
	Collar	Exchange
(in thousands of dollars)	Agreements	Contracts	Total

Accumulated other comprehensive loss balance at December 31, 2003	$(42)	$—	$(42)
Unwound from accumulated other comprehensive income during the period	(99)	—	(99)
Mark to market hedge contracts	244	—	244
Accumulated other comprehensive income balance at December 31, 2004	103	—	103
Unwound from accumulated other comprehensive income during the period	(103)	—	(103)
Accumulated other comprehensive income balance at December 31, 2005	$—	$—	$—

The Company had no outstanding derivatives as of December 31, 2005 and 2004.

Statement of Operations

The following tables summarize the effects of SFAS No. 133 on the Company’s statement of operations related to the ineffective portion of the Company’s interest rate collar agreements and changes in the fair value of foreign exchange contracts not designated as hedging instruments for the years ended December 31, 2005 and 2004:

	Interest Rate	Foreign
	Collar	Exchange
(in thousands of dollars)	Agreements	Contracts	Total

Year ended December 31, 2005
Other income	$103	$—	$103
Total statement of operations impact before taxes	$103	$—	$103
Year ended December 31, 2004
Other income	$1,319	$71	$1,390
Total statement of operations impact before taxes	$1,319	$71	$1,390

6.                                      Debt

Credit Facility

Communications is party to a credit facility (the “Credit Facility”) with a group of financial institutions acting as lenders.  The Credit Facility is collateralized by Communications’ domestic subsidiaries and is collateralized by first priority liens on substantially all of the assets of Communications and the guarantors.  The Credit Facility contains restrictive covenants, including limitations on certain asset dispositions, dividends, investments and other restricted payments.  In addition, the Credit Facility requires a minimum fixed charge coverage ratio (as defined).  Failure to comply with the covenants could cause an event of default under the Credit Facility.

Prior to the June 2005 transaction described below, the Credit Facility consisted of (i) $25.0 million of term B due October 11, 2008, and (ii) $60.0 million of revolving loan availability through April 11, 2007.

In June 2005, Communications repaid the outstanding term B loans with proceeds from the sale of the Portfolio Group (see Note 4) and amended the Credit Facility to allow Communications to retain its revolving loan availability at $60.0 million while allowing for repayment of second lien and junior debt with proceeds from the sale of the Portfolio Group.  At December 31, 2005, the Company had $1.1 million of unused letters of credit, which reduce borrowings available under the Credit Facility to $58.9 million.

Senior Secured Notes

Communications’ Senior Secured Notes consist of $130.0 million of Second Priority Senior Secured Floating Rate Notes due 2008, which require quarterly amortization equal to 0.25% of the principal amount thereof (the “floating rate notes”), and $300.0 million of 10.75% Second Priority Senior Secured Notes due 2010 (the “fixed rate notes”).  Interest on the floating rate notes is payable at a rate equal to three-month LIBOR, which is reset quarterly, plus 7.5%.

In June 2005, Communications repurchased $8.7 million of the fixed rate notes pursuant to an offer to purchase at an offer price of 100% of principal amount tendered, plus accrued interest to the date of settlement.

Separately, Communications also consummated a tender offer in June 2005 for the floating rate notes and repurchased $117.8 million of the floating rate notes at a price equal to $1,043 plus a consent payment of $30 per $1,000 principal amount tendered, and accrued and unpaid interest to the date of settlement.  In connection with the tender offer, the Company and the trustee entered into a supplemental indenture that eliminated substantially all of the restrictive and reporting covenants, certain events of default and certain other provisions with respect to the floating rate notes and released the floating rate notes’ lien on the collateral under the indenture.  The floating rate notes and fixed rate notes were initially fully and unconditionally guaranteed on a senior basis, jointly and severally, by Communications’ wholly owned domestic subsidiaries and collateralized by second priority liens on substantially all the collateral pledged against borrowings under Communications’ Credit Facility (other than the capital stock of certain of its subsidiaries and assets of its parent companies, including the Company).  The financial covenants under the notes include limitations, among other things, on Commnuications’ ability to make payments, incur debt incurrence, pay dividends, and make other restricted payments.  The fixed rate notes remain collateralized by the collateral and subject to the restrictive covenants in the indenture.

In 2005, Communications recognized $12.6 million loss on extinguishment of debt related to the repurchase, including $8.6 million in tender offer premium and consent fees, a write-off of $3.5 million in unamortized deferred financing costs, and $0.5 million in legal fees and expenses.

Senior Subordinated Debt

Communications’ $160.0 million unsecured, 12% senior subordinated notes due 2011 (the “Senior Subordinated Notes”) bear interest payable semiannually on February 15 and August 15 of each year.  The Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by Communications’ wholly owned domestic subsidiaries.  The covenants under the Senior Subordinated Notes include limitations on certain asset dispositions, payments, debt incurrence, dividends and other restricted payments.

Discount Notes

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

The restricted payments covenants in Communications’ Senior Secured Notes indenture and Senior Subordinated Notes indenture provide that Communications can pay dividends only if its leverage ratio (as defined) is 6.0 to 1.0 or better and only from a “basket” as defined as the amount by which its cumulative EBITDA (as defined) since January 1, 2001 exceeds 150% of Communications’ cumulative interest expense in that period plus certain other items, including proceeds from equity offerings.  Communications’ results are subject to a variety of factors, including general economic conditions and conditions in its markets. Although management believes that as of December 31, 2005, Communications would be permitted to pay dividends, the Company cannot assure you Communications’ results will allow it to make distributions in light of these restrictions.  Failure to pay interest on these notes will be a default under the notes and also result in a default under Communications’ Credit Facility, which could have a material adverse effect on the Company’s financial position, results of operations, and cash flows and/or could impact the Company’s ability to continue to operate without an amendment or restructuring of its credit facility and the notes.  Notwithstanding the leverage ratio limitation on restricted payments, Communications can make restricted payments in an aggregate amount of up to $20 million to the Company.  On March 14, 2006, Communications declared and paid a dividend of $12.9 million to the Company to be used for servicing its debt obligations.

Accretion of the debt discount on the Discount Notes was $19.5 million, $21.1 million, and $17.9 million during the years ended December 31, 2005, 2004, and 2003.  These amounts are included in interest expense in the respective accompanying consolidated statements of operations.

Long-term debt consists of the following at December 31:

(in thousands of dollars)	2005	2004

Term loan B, interest at LIBOR plus 4.50%	$—	$25,000
Revolving credit loan, interest at LIBOR plus 3.75%; due April 11, 2007	—	—
Second priority senior secured floating rate notes, interest at LIBOR plus 7.50%, 11.89% at December 31, 2005, due 2008	9,872	128,375
10.75% Second priority senior secured notes, due 2010, plus unamortized premium of $680 and $844 at December 31, 2005 and 2004, respectively	292,015	300,844
12% Senior subordinated notes, due 2011	160,000	160,000
Senior discount notes, interest at 15%, due October 2011, net of unamortized discount of $13,187 and $32,692 at December 31, 2005 and 2004, respectively	158,605	139,100
Non-interest bearing acquisition note payable, June 2006	100	—
	620,592	753,319
Less: Current maturities	(201)	(1,300)
	$620,391	$752,019

Based on the borrowing rates currently available to the Company for debt instruments with similar terms and average maturities, the fair value of long-term debt exceeded its carrying value by $56.7 million and $55.6 million at December 31, 2005 and 2004.

Cash paid for interest for the years ended December 31, 2005, 2004 and 2003, was approximately $60.4 million, $67.2 million and $51.1 million, respectively.

Annual maturities of long-term debt for the next five years (excluding amortization of premium) are as follows:

(in thousands of dollars)

2006	$201
2007	101
2008	9,670
2009	—
2010	291,335
Thereafter	331,792
$633,099

7.                                      Stockholder’s Equity

2000 Management Incentive Plan

On October 12, 2000, Holdings adopted the 2000 Management Incentive Plan (“the Plan”).  A maximum of 4,072,789 shares of Holdings are authorized for grant to participants under the Plan.  Options are granted by Holdings’ board of directors at an exercise price of not less than the fair value of Holdings common stock at the date of grant and vest over a maximum of nine years.  In 2005, Holdings amended and restated the Plan to accelerate the vesting of certain options granted under the Plan.  Although this modification resulted in a new measurement date for all modified options, the intrinsic value on the date of modification was zero and accordingly resulted in no compensation expense. Shares available for grant under the Plan totaled 107,789 at December 31, 2005.

For purposes of computing pro-forma compensation cost of stock options granted, as summarized in Note 2, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for each of the years ended December 31:

	2005	2004	2003

Expected dividend yield	—	—	—
Expected stock price volatility	26.8%	42.3%	36.0%
Risk-free interest rate	4.3%	3.6%	3.8%
Expected life of options	3.5 years	5.0 years	7.0 years

Holdings uses comparable public companies in its industry for estimating its expected stock price volatility.  Holdings has not declared or paid any cash dividends in the past.

A summary of stock option activity under the Plan is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Outstanding at December 31, 2002	3,243,750	$10.00
Granted	600,000	10.00
Outstanding at December 31, 2003	3,843,750	10.00
Granted	256,250	10.00
Cancelled	(275,000)	10.00
Outstanding at December 31, 2004	3,825,000	10.00
Granted	425,000	10.00
Cancelled	(285,000)	10.00
Outstanding at December 31, 2005	3,965,000	10.00

At December 31, 2005 and 2004, the outstanding stock options had a weighted average remaining contractual life of 5.2 years and 6.8 years and an exercise price of $10.00 per option.  Of the options outstanding at December 31, 2005 and 2004, 2,762,915 and 2,230,798 were exercisable.  The weighted average fair value of grants, as estimated using the Black-Scholes option pricing model, for the years ended December 31, 2005, 2004 and 2003, was $4.76, $5.24 and $5.34 per option.

8.                                      401(k) Plan

The Company has a 401(k) savings plan and trust (the “401(k) Plan”) available to employees of the Company and its domestic subsidiaries.  All domestic employees who are at least 21 years of age are eligible to participate in the 401(k) Plan.  The Company is required to make a matching contribution, after the employee completes one year of service, to the 401(k) Plan and may make discretionary contributions to the 401(k) Plan.  Eligible employees are vested 100% in their own contributions.  Contributions made by the Company vest in equal installments over five years.  Total contribution expense was $1.4 million, $1.6 million, and $1.2 million for the year ended December 31, 2005, 2004 and 2003.

9.                                      Income Taxes

The Company’s taxable income or loss is included in the consolidated federal income tax return of Holdings.  Federal income taxes are paid or refunded pursuant to the terms of a tax sharing agreement under which taxes approximate the amount that would have been computed on a separate company basis.  Taxes payable to Holdings of $0.1 million at December 31, 2005 and 2004 are included in Due from parent in the accompanying consolidated balance sheets.

Cash paid for income taxes for the years ended December 31, 2005, 2004 and 2003, was $0.9 million, $0.2 million and $0.3 million, respectively.

The summary of loss from continuing operations before (benefit) provision for income taxes was as follows for the years ended December 31:

(in thousands of dollars)	2005	2004	2003

Domestic	$(61,220)	$(58,201)	$(76,007)
Foreign	(1,851)	(249)	(5,025)
	$(63,071)	$(58,450)	$(81,032)

The (benefit) provision for income taxes is comprised of the following for the years ended December 31:

(in thousands of dollars)	2005	2004	2003

Current
Federal	$—	$—	$—
State	14	7	—
Foreign	(675)	20	4
Deferred	(8,863)	6,232	(6,891)
Total (benefit) provision	$(9,524)	$6,259	$(6,887)

The Company accounts for income taxes following the provisions of SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of differing amounts that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates at which the differences are expected to reverse.

Significant components of the Company’s deferred income taxes were as follows at December 31:

(in thousands of dollars)	2005	2004

Net current deferred tax asset
Accounts receivable	$467	$367
Accrued expenses and other	5,204	7,560
Prepaid and other	(1,037)	(372)
Total net current deferred tax asset	4,634	7,555

Net noncurrent deferred tax asset
Property, plant and equipment	1,246	777
Identifiable intangible assets	17,598	16,012
Goodwill	(31,500)	(18,250)
U.S. net operating loss carryforwards	40,314	41,878
Foreign jurisdiction net operating loss carryforwards	8,600	10,744
Financial derivatives	—	(419)
Debt discount	23,331	17,089
AMT credit carryforwards	453	453
Total net noncurrent deferred tax asset	60,042	68,284
Valuation allowance	(96,176)	(94,089)
Net deferred income tax liabilities	$(31,500)	$(18,250)

The Company has established a valuation allowance to offset all of these net deferred tax assets. The amortization of goodwill for income tax purposes resulted in the tax basis of goodwill being less than the carrying value for financial reporting purposes.  Because goodwill is not amortized for financial reporting purposes, the Company has established a deferred tax liability equal to this tax effected basis difference of $31.5 million and $18.3 million at December 31, 2005 and 2004 and has increased the valuation allowance by the same amount. All goodwill resulting from acquisitions during 2005 is expected to be deductible for tax purposes.

At December 31, 2005 and 2004, the Company had net operating loss carryforwards of $124.6 million and $134.5 million.  Of these losses, $21.5 million and $26.9 million are related to losses generated by the Company’s operations in foreign tax jurisdictions whose use are subject to the tax laws of such foreign jurisdictions and will be limited by the ability of such foreign entities to generate taxable income.  Of the total operating loss carryforwards at December 31, 2005, approximately $21.5 million have no expiration date and approximately $103.1 million expire at various dates beginning in 2021.  The Company has recorded a valuation allowance to offset the potential tax benefits of the loss carryforwards and all other deferred tax assets because their realization is uncertain based on the Company’s operating history.

A reconciliation of the Company’s (benefit) provision for income taxes at the federal statutory rate to the reported income tax (benefit) provision is as follows:

(in thousands of dollars)	2005	2004	2003

Income tax benefit at statutory rates	$(22,075)	$(20,458)	$(28,361)
Change in valuation allowance	2,087	27,580	28,832
State taxes, net of federal benefit	(1,577)	(1,461)	(2,026)
Nondeductible interest	3,084	2,616	2,220
Foreign rate differential	345	213	(526)
Permanent difference due to sale of Portfolio Group	7,382	—	—
Permanent difference due to discontinuation of East Coast Fashion Group	852	—	—
Other permanent differences	280	1,007	259
Other, net	98	(3,238)	(7,285)
(Benefit) provision for income taxes	$(9,524)	$6,259	$(6,887)

10.                               Commitments and Contingencies

Leases

The Company has long-term operating leases for office space and office equipment.  The leases generally require the Company to pay maintenance, insurance, taxes and other expenses in addition to minimum annual rentals.  Building and equipment rent expense, including an allocation of certain facility operating expenses net of sublease rent income of $2.7 million, $0.2 million, and $0.2 million, was $7.0 million, $9.1 million and $7.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.  Future minimum rent commitments under operating leases with initial terms of one year or more are as follows:

(in thousands of dollars)

2006	$7,681
2007	6,695
2008	6,451
2009	4,835
2010	2,174
Thereafter	4,919

Litigation

The Company is a defendant in legal proceedings arising in the ordinary course of business.  Based on information presently available, management has determined that the accruals for these routine actions and claims are adequate.  Although recorded accruals include management’s best estimates of probable outcome, the resolution of these matters cannot be predicted with certainty.  Management believes, however, that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

11.                               Segments

The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and has three reportable segments: shows and conferences, publications, and direct marketing products and other.  The show and conference segment allows exhibitors a cost-effective means to showcase and sell products and services, while developing business relationships with potential customers.  The Company’s publications segment provides new product and educational information to readers and allows advertisers to reach highly targeted and select business audiences.  The direct marketing products and other segment offers customers mailing lists from the Company’s subscriber and attendee databases; editorial and advertising reprints; direct mail postcards; and classified, recruitment and industry directory advertising.

The Company evaluates the performance of, and allocates resources to, its segments based on contribution margin – defined as net revenue less cost of production and selling, editorial, and circulation costs (excluding depreciation), which is a non-GAAP measure.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  There are no intersegment sales or transfers.  Segment assets are primarily intangible assets, prepaid expenses and accounts receivable.  Revenue, contribution margins and segment assets of the Company’s reportable segments are as follows:

	Shows		Direct Marketing
	and		Products
(in thousands of dollars)	Conferences	Publications	and Other	Corporate	Total

Year ended December 31, 2005
Revenue	$122,239	$148,214	$18,460	$—	$288,913
Contribution margin (loss)	67,270	46,619	11,920	(5,595)
Segment assets	431,761	224,929	26,694	82,569	765,953

Year ended December 31, 2004
Revenue	107,089	148,408	15,569	—	271,066
Contribution margin (loss)	62,598	45,912	8,910	(4,531)
Segment assets	502,663	293,399	33,849	84,999	914,910

Year ended December 31, 2003
Revenue	90,232	89,310	11,993	—	191,535
Contribution margin (loss)	53,135	31,137	5,865	(3,667)
Segment assets	563,055	279,792	33,349	112,977	989,173

The reconciliation of total segment contribution margin to consolidated loss from continuing operations before taxes and cumulative effect of accounting change is as follows for the years ended December 31:

(in thousands of dollars)	2005	2004	2003

Total segment contribution margin	$120,214	$112,889	$86,470
General and administrative expense	(41,677)	(41,334)	(31,581)
Restructuring charge	(4,771)	4,015	(2,692)
Depreciation and amortization	(37,755)	(43,089)	(46,107)
Other expense (primarily interest)	(99,082)	(90,931)	(87,122)
Consolidated loss before income taxes and cumulative effect of accounting change	$(63,071)	$(58,450)	$(81,032)

Financial information relating to the Company’s continuing operations by geographic area is as follows for the years ended December 31:

(in thousands of dollars)	2005	2004	2003

Revenue
United States	$280,059	$262,618	$178,547
International	8,854	8,448	12,988
	$288,913	$271,066	$191,535

(in thousands of dollars)	2005	2004

Long-Lived Assets
United States	$656,590	$672,590
International	22,855	26,295
	$679,445	$698,885

12.                               Restructuring Activity

Related to the sale of the Portfolio Group (see Note 4), in May 2005, the Company ceased use of certain leased office space in New York, NY, Milford, CT, and Santa Ana, CA. In the third quarter of 2005, the Company vacated additional leased office space in Milford, CT and Chicago, IL. These activities resulted in charges to the Company’s operations during the year ended December 31, 2005. These charges consist of the discounted remaining future minimum lease payments due under non-cancelable leases, net of estimated future sublease income. These lease commitments expire at various dates through 2010.

In connection with the sale of the Portfolio Group and the reorganization of the Company’s healthcare and support department management team restructuring of its operations during 2005, the Company notified 120 employees that they would be severed from the Company. The Company took a charge to operations during the year ended December 31, 2005 for severance and other termination costs.  As of December 31, 2005, 116 employees have been terminated. Severance payments will continue into 2006.

In September 2003, the Company consolidated its midtown New York leased office space from two floors to one.  In December 2003, the Company consolidated its Chester, U.K. leased office space. These actions resulted in a charge to the Company’s operations during the year ended December 31, 2003.  These activities included a charge for the present value of future facility rental payments, net of sublease income.  The Company will continue to pay facility lease costs, net of sublease income, associated with the previously used facilities through August 2015.

The Company integrated many of the sales, marketing, technology and operating functions of Advanstar.com with Communications and its core activities in publishing, shows and direct marketing products.  These restructuring activities were completed by the end of 2001, except for facility lease costs, which continue through June 2010, including leasehold improvements from the facility Advanstar.com vacated.  The facility lease obligation was settled in May 2004 for less than amounts owed under the lease.  An $4.0 million favorable settlement (net of fees and related expenses) of the lease obligation was recognized as an offset to operating expenses in 2004.

Restructuring charges incurred are as follows for the years ended December 31:

(in thousands of dollars)	2005	2004	2003

Facility exit costs	$2,499	$—	$2,692
Advanstar.com lease settlement	—	(4,015)	—
Employee severance and other termination costs	2,272	—	—
Restructuring charge	$4,771	$(4,015)	$2,692

The Change in restructuring accruals is as follows (in thousands):

(in thousands of dollars)	Facility Exit Costs	Employee Severance	Total

Balance at December 31, 2003	$8,565	$—	$8,565
Restructuring charge	—	—	—
Utilized-cash	(2,571)	—	(2,571)
Utilized-non-cash	(4,167)	—	(4,167)
Balance at December 31, 2004	$1,827	$—	$1,827
Restructuring charge	2,499	2,272	4,771
Utilized-cash	(914)	(1,465)	(2,379)
Utilized-non-cash	—	—	—
Balance at December 31, 2005	$3,412	$807	$4,219

The restructuring accrual balance in the accompanying consolidated balance sheet is $4.2 million and $1.8 million at December 31, 2005 and 2004, of which $2.1 million and $0.5 million is in other accrued expenses at December 31, 2005 and 2004, and $2.1 million and $1.3 million is in other long term liabilities at December 31, 2005 and 2004.

13.                               Related-Party Transactions

Financial Advisory Fees and Agreements

In 2003, Credit Suisse Corporation (“CS Corp.”), an affiliate of the DLJ Merchant Banking funds, provided services to the Company in connection with the arrangement and syndication of the Credit Facility and as a lender thereunder.  CS Corp. was an initial purchaser of the Senior Secured Notes. The Company paid customary financing fees to CS Corp. for those services. The aggregate amount of all fees paid to the CS Corp. entities in connection with these financings during 2003 was approximately $10.4 million, including out-of-pocket expenses.  This amount has been capitalized as deferred financing costs and is being amortized over the remaining term of the Senior Secured Notes.

In May 2005, the Company paid a consulting fee of $1.5 million to Credit Suisse Securities (USA), LLC (“CSS (USA)”), an affiliate of CS Corp. related to the sale of the Portfolio Group (see Note 4).

In June 2005, the Company repurchased $7.1 million of its fixed rate notes at par, and $4.6 million of its floating rate notes at a price equal to 107.3% of principal, from CSS (USA) pursuant to Communications’ tender offer (see Note 6).

The Company has agreed to pay CSS (USA) an annual advisory fee of $0.5 million until the earlier of (i) an initial public offering of Holdings, (ii) the date when the DLJ Merchant Banking funds own less than 16-2/3% of the shares of Holdings’ common stock held by them on the closing date of the DLJ Acquisition or (iii) October 11, 2005. This amount was expensed as incurred.

2.             Financial Statement Schedules

Schedule I— Condensed Financial Information of Advanstar, Inc. (Parent Company)

Condensed Balance Sheet - December 31,	2005	2004
	(In thousands)

Cash and cash equivalents	$32	$32

Total current assets	32	32

Investment in subsidiaries	187,804	181,676
Debt issuance costs	513	638

Total assets	$188,349	$182,346

Total current liabilities	5,534	55
Long-term debt	158,605	139,100
Due to affiliate, net	17,623	16,968
Stockholder’s equity	6,587	26,223

Total liabilities and stockholder’s equity	$188,349	$182,346

	Year Ended
Condensed Statements of Operations	2005	2004	2003
	(In thousands)

Revenue	$—	$—	$—
Operating loss	(762)	(706)	(676)
Interest expense	(25,002)	(21,233)	(18,050)
Other expense	—	—	—
Provision (benefit) for income taxes	—	—	—
Equity in losses of subsidiaries	3,960	(45,188)	(51,418)

Net loss	$(21,804)	$(67,127)	$(70,144)

	Year Ended
Condensed Statements of Cash Flow	2005	2004	2003
	(In thousands)

Cash provided by operating activities	$—	$1	$1
Cash used by investing activities	—	—	(60,000)
Cash provided by financing activities	—	—	60,000
Cash at beginning of year	32	31	30
Cash at end of year	32	32	31

Notes to Condensed Financial Statements

1                                          Basis of presentation:

In the parent-Company-only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries, plus additional investment in subsidiaries. Parent-Company-only financial statements should be read in conjunction with the Company’s consolidated financial statements.

2                                          Long-term debt:

Long-term debt consists of the Discount Notes (see Note 6 to the consolidated financial statements - Debt).

Schedule II— Valuation and Qualifying Accounts

Advanstar, Inc.

Valuation and Qualifying Accounts

		Charged to	Charged to
	Balance at	Costs and	Other		Balance at
	Beginning of	Expenses	Accounts		End of
Allowance for doubtful accounts	Period	Additions		Deductions (1)	Period

Year Ended December 31,

2005	$785,000	$1,406,000	$—	$1,115,000	$1,076,000
2004	838,000	605,000	—	658,000	785,000
2003	859,000	521,000	—	542,000	838,000

(1)                                  Uncollectible accounts written off.

All other financial schedules are omitted because they are not applicable or the information is included in the financial statements or related notes.

3. Exhibits

Exhibit No.	Document

2.1

Agreement and Plan of Merger dated August 14, 2000 among Advanstar, Inc., Advanstar Holdings Corp. (formerly known as Jetman Acquisition Corp.), Junior Jetman Corp. and AHI Advanstar LLC (filed as Exhibit 2.1 to Form 8-K of Advanstar, Inc. filed with the Securities and Exchange Commission on October 26, 2000, and incorporated by reference herein)

2.2

Asset Purchase Agreement among Thomson Healthcare Inc., Global Information Licensing Corporation and Advanstar Communications Inc. dated as of August 22, 2003 (Previously filed as an exhibit to the Company’s current report on Form 8-K filed on October 16, 2003 and incorporated by reference herein)

2.2.1

Amendment No. 1 dated October 1, 2003 to the Asset Purchase Agreement dated as of August 22, 2003 among Thomson Healthcare Inc., Global Information Licensing Corporation and Advanstar Communications Inc. (Previously filed as an exhibit to the Company’s current report on Form 8-K filed on October 16, 2003 and incorporated by reference herein)

2.3

Asset and share purchase agreement dated April 2, 2005 between Advanstar, Inc. and its subsidiaries and Questex Media Group, Inc. (Previously filed as an exhibit to Advanstar Communications Inc.’s Current Report on Form 8-K filed on April 6, 2005 and incorporated by reference herein)

3.1	Certificate of Incorporation of Advanstar, Inc. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (333-57201) and incorporated by reference herein)
3.1.1

Certificate of Amendment of the Certificate of Incorporation of Advanstar, Inc. (Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for June 30, 1999 and incorporated by reference herein)

3.2	By-Laws of Advanstar, Inc. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (333-57201) and incorporated by reference herein)
3.2.1	Amended and Restated By-Laws of Advanstar, Inc. (Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (333-57201) and incorporated by reference herein)
4.1

Indenture, dated as of February 21, 2001 among Advanstar Communications Inc., the guarantors party thereto and the Trustee (Previously filed as an exhibit to Advanstar Communications Inc.’s Annual Report on Form 10-K for 2000 and incorporated by reference herein)

4.2

Indenture, dated as of August 18, 2003 among Advanstar Communications Inc., the guarantors party thereto and the Trustee (Previously filed as an exhibit to Advanstar Communications Inc.’s Registration Statement on Form S-1 (333-59284) and incorporated by reference herein)

4.3

Intercreditor Agreement dated as of August 18, 2003 among Advanstar Communications Inc., Fleet National Bank, Credit Suisse First Boston and Wells Fargo Bank Minnesota N.A. (Previously filed as an exhibit to Advanstar Communications Inc.’s Registration Statement (333-109648) and incorporated by reference herein)

4.4	Indenture dated as of February 21, 2001 between Advanstar, Inc. and the Trustee (Previously filed).
4.4.1	Registration Rights Agreement dated as of February 21, 2001 between Advanstar, Inc. and Credit Suisse First Boston Corporation, as Initial Purchaser (Previously filed)
10.1

Advanstar Holdings Corp. 2000 Management Plan Incentive dated as of October 11, 2000 (as amended September 17, 2002, December 10, 2002, April 19, 2005 and September 30, 2005) (Previously filed as an exhibit to Advanstar, Inc.’s Current Report on Form 8-K filed on April 21,

2005 and October 5, 2005 and incorporated by reference herein) +
10.1.1

Form of Award Agreement under Advanstar Holdings Corp. 2000 Management Incentive Plan (filed as an exhibit to Advanstar, Inc.’s Annual Report on Form 10-K for 2004 and incorporated by reference herein)+

10.2	Advanstar Holdings Corp. Shareholders Agreement dated as of October 11, 2000 (Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for 2000 and incorporated by reference herein)
10.2.1

First Amendment and Waiver to Shareholders’ Agreement dated as of February 21, 2001 (Previously filed as an Exhibit to Advanstar Communications’ Registration Statement on Form S-1 (333-59284) and incorporated by reference herein)

10.2.2

Second Amendment and Waiver to Stockholders’ Agreement dated as of April 4, 2001 (Previously filed as an Exhibit to Advanstar Communications’ Registration Statement on Form S-1 (333-59284) and incorporated by reference herein)

10.3

Credit Agreement, dated as of October 11, 2000, as amended and restated November 7, 2000, among Advanstar Communications Inc., the guarantors party thereto and the lenders party thereto (Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for 2000 and incorporated by reference herein)

10.3.1

First amendment to Credit Agreement, dated as of March 22, 2002 (Previously filed as an exhibit to Advanstar Communications Inc. annual report on Form 10-K for 2001 and incorporated by reference herein)

10.3.2

Second Amendment to Credit Agreement dated as of March 28, 2003 (Previously filed as an exhibit to Advanstar Communications Inc.’s Current Report on Form 8-K filed on April 15, 2003 and incorporated by reference herein)

10.3.3

Third Amendment to Credit Agreement, dated as of August 18, 2003 (Previously filed as an exhibit to Advanstar Communications Inc.’s Registration Statement on Form S-1 (333-59284) and incorporated by reference herein)

10.3.4

Fourth Amendment to Credit Agreement, dated as of June 17, 2005 (Previously filed as an exhibit to Advanstar Communications Inc.’s Current Report on Form 8-K filed on June 23, 2005 and incorporated by reference herein)

10.3.5

Fifth Amendment to Credit Agreement, dated as of August 19, 2005 (Previously filed as an exhibit to the Company’s Form 10-Q Inc. filed with the Securities and Exchange Commission on November 14, 2005, and incorporated by reference herein)

10.4

Compensation Agreement, effective October 1, 2004, between Advanstar Holdings Corp. and James A. Finkelstein. (Filed as an exhibit to Advanstar, Inc.’s Annual Report on Form 10-K for 2004 and incorporated by reference herein) +

10.5

Employment Agreement, dated August 14, 2000, between Advanstar, Inc. and James M. Alic. (Previously filed as Exhibit 10.2 to Form 10-Q of Advanstar, Inc. filed with the Securities and Exchange Commission on November 14, 2000, and incorporated by reference herein) +

10.5.1

Amendment to Employment Agreement, effective March 1, 2002, between Advanstar, Inc. and James M. Alic (Previously filed as an exhibit to Advanstar Communications Inc. annual report on Form 10-K for 2001 and incorporated by reference herein) +

10.5.2

Amendment to Employment Agreement, effective September 15, 2004, between Advanstar, Inc. and James M. Alic (Filed as an exhibit to Advanstar, Inc.’s Annual Report on Form 10-K for 2004 and incorporated by reference herein) +

10.5.3

Amendment to Employment Agreement No. 3, effective February 1, 2006, between Advanstar, Inc. and James M. Alic. (Previously filed as an exhibit to Advanstar Communications Inc.’s Current Report on Form 8-K filed on March 27, 2006 and incorporated by reference herein) +

10.6	Employees’ 401(k) Plan and Trust, as amended (Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (333-57201) and incorporated by reference herein) +
10.7

Agreement, dated July 31, 1997, between Advanstar Communications Inc and Banta Publications (Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-57201) and incorporated by reference herein)

10.8

Employment Agreement dated November 21, 2003 between Advanstar, Inc. and Joseph Loggia (Previously filed as an exhibit to Advanstar Communications Inc.’s Registration Statement (333-109648) and incorporated by reference herein) +

10.8.1

Amended and restated employment agreement by and between Advanstar, Inc., and Joseph Loggia dated April 1, 2005 (Previously filed as an exhibit to Advanstar Communications Inc.’s Current Report on Form 8-K filed on June 28, 2005 and incorporated by reference herein) +

10.9	Direct Investment Plan dated as of October 11, 2000 (Previously filed as an exhibit to Advanstar Communications Inc. Annual Report on Form 10-K for 2001 and incorporated by reference herein) +
10.10

Advisory Agreement, effective December 10, 2002, between Advanstar, Inc. and Douglas B. Fox (Previously filed as an exhibit to the Advanstar Communications Inc. Annual Report on Form 10-K for 2002 and incorporated by reference herein) +

10.10.1

Letter Agreement by and between Advanstar Holdings Corp., and Douglas B. Fox dated March 6, 2006. Previously filed as an exhibit to Advanstar Communications Inc.’s Current Report on Form 8-K filed on March 29, 2006 and incorporated by reference herein) +

10.11

Letter, dated February 7, 1994, between Advanstar Communications Inc. and David W. Montgomery (filed as an exhibit to the Advanstar Communications Inc. Annual Report on Form 10-K for 2002 and incorporated by reference herein) +

10.12

Agreement, dated February 19, 1999, by and among Advanstar, Inc., Advanstar Communications Inc. and Eric I. Lisman (filed as an exhibit to the Advanstar Communications Inc. Annual Report on Form 10-K for 2002 and incorporated by reference herein) +

10.13

Award Agreement, effective October 1, 2004 between Advanstar Holdings Corp. and James A. Finkelstein (Filed as an exhibit to Advanstar, Inc.’s Annual Report on Form 10-K for 2004 and incorporated by reference herein) +

10.14

Agreement, dated June 29, 2000, between Advanstar Communications Inc. and Ward D, Hewins (filed as an exhibit to the Advanstar Communications Inc. Annual Report on Form 10-K for 2005 and incorporated by reference herein) +

12.1	Computation of Ratio of Earnings to Fixed Charges *
21.1	Subsidiaries of Advanstar, Inc. (Previously filed as an exhibit to Advanstar, Inc.’s Annual Report on Form 10-K for 2000 and incorporated by reference herein)
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)*
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a)/15d-14(a)*
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of the United States Code*
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of the United States Code*

*              Filed herewith

+              Denotes management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanstar, Inc.

By:	/s/ David W. Montgomery
	Name:	David W. Montgomery
	Title:	Vice President - Finance,
Chief Financial Officer

Date: March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the dates indicated below.

Signature	Title	Date

/s/ James M. Alic	Chairman of the Board and Director	March 30, 2006
James M. Alic

/s/ Joseph Loggia	Chief Executive Officer and Director	March 30, 2006
Joseph Loggia

/s/ David W. Montgomery	Vice President-Finance, Chief Financial Officer,	March 30, 2006
David W. Montgomery	Secretary and Principal Accounting Officer

/s/ OhSang Kwon	Director	March 30, 2006
OhSang Kwon

/s/ Douglas B. Fox	Director	March 30, 2006
Douglas B. Fox

/s/ Charles Pieper	Director	March 30, 2006
Charles Pieper

/s/ James Finkelstein	Director	March 30, 2006
James Finkelstein