Form 10-Q
period 2007-03-31
ADVANSTAR INC
filed 2007-05-08
CIK 1064243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2007

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

As of May 8, 2007, 100 shares of the registrant’s common stock were outstanding.

PART I FINANCIAL INFORMATION

Advanstar, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	March 31,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$13,287	$37,003
Accounts receivable, net of allowance of $1,085 and $1,001 at March 31, 2007 and December 31, 2006	28,835	23,562
Prepaid expenses	8,251	9,280
Other	1,920	1,855
Total current assets	52,293	71,700
Due from parent	961	934
Property, plant and equipment, net	24,700	25,026
Intangible and other assets
Goodwill	598,457	598,398
Intangibles and other, net	36,076	39,052
Total intangible and other assets, net	634,533	637,450
Non-current assets held for sale	3,670	3,670
	$716,157	$738,780

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$18,319	$15,571
Accrued compensation	5,996	11,306
Other accrued expenses	39,080	60,098
Deferred revenue	27,520	51,167
Total current liabilities	90,915	138,142
Long-term debt, net of current maturities	622,278	621,909
Deferred income taxes	41,183	39,244
Other long-term liabilities	3,853	2,846
Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 10,000 shares authorized; 100 shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Capital in excess of par value	367,136	367,136
Accumulated deficit	(420,114)	(441,359)
Accumulated other comprehensive income	10,906	10,862
Total stockholder’s equity	(42,072)	(63,361)
	$716,157	$738,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands)

	For the
	Three Months Ended
	March 31,
	2007	2006

Revenue	$110,708	$106,578

Operating expenses:
Cost of production (excluding depreciation)	22,584	22,139
Selling, editorial and circulation (excluding depreciation)	32,189	32,695
General and administrative (excluding depreciation)	10,701	10,162
Restructure charge	—	2,405
Depreciation and amortization	4,524	8,662
Total operating expenses	69,998	76,063
Operating income	40,710	30,515
Other income (expense):
Interest expense	(20,426)	(20,589)
Interest income	203	503
Other expense, net	(669)	(153)
Income from continuing operations before income taxes	19,818	10,276
Provision for income taxes	1,950	1,999
Income from continuing operations	17,868	8,277
Loss from operations of discontinued businesses, net of income taxes (see Note 4)	(7)	(74)
Net income	$17,861	$8,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the
	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net income	$17,861	$8,203
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	4,524	8,662
Loss on asset disposal	39	176
Non-cash interest expense	1,081	1,019
Deferred income taxes	1,939	1,949
Provision for bad debts	277	738
Payments of contingent acquisition compensation	(28,000)	(446)
Changes in operating assets and liabilities	(19,877)	(6,432)
Net cash (used in) provided by operating activities	(22,156)	13,869

Investing activities:
Additions to property, plant and equipment	(1,972)	(1,877)
Acquisitions of intangibles, contingent payments, and other	(12)	(9)
Net cash used in investing activities	(1,984)	(1,886)

Financing activities:
Payments of long-term debt	—	(25)
Project grant funds received	425	—
Net cash provided by (used in) financing activities	425	(25)
Effect of exchange rate changes on cash	(1)	(60)
Net decrease in cash and cash equivalents	(23,716)	11,898
Cash and cash equivalents, beginning of period	37,003	46,641
Cash and cash equivalents, end of period	$13,287	$58,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanstar, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.                          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Advanstar, Inc. (“Advanstar”), its wholly owned subsidiary, Advanstar Communications Inc. (“Communications”), and Communications’ wholly owned subsidiaries (collectively, the “Company”) in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Management believes that all adjustments, consisting solely of normal recurring items considered necessary for a fair statement of financial position and results of operations, have been included.  These condensed consolidated financial statements, however, should be read in conjunction with the audited financial statements and the related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on April 2, 2007.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2007.

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

3.                          Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by operating segment are as follows:

(in thousands)	Fashion &	Life	Powersports
	Licensing	Sciences	& Automotive	Other	Total

Balance as of December 31, 2006	$316,554	$188,837	$80,005	$13,002	$598,398
Settlement of contingent of purchase price arrangements	—	—	15	—	15
Foreign currency translation	—	—	—	44	44

Balance as of March 31, 2007	$316,554	$188,837	$80,020	$13,046	$598,457

Advanstar, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Intangible Assets

Trade exhibitor and advertiser lists are amortized on a double-declining balance method over six years and five years, respectively, and other intangible assets are amortized on a straight-line basis over three to ten years, and trademarks and trade names are amortized on a straight-line basis over twenty years.  These intangible assets consist of the following:

(in thousands)	March 31,	December 31,
	2007	2006

Trade exhibitor lists	$9,311	$9,301
Advertiser lists	29,680	29,680
Trade names and trademarks	19,211	19,211
Other intangible assets	20,761	20,761
Deferred financing costs	17,600	17,600
	96,563	96,553
Accumulated amortization	(60,487)	(57,501)
Total intangible and other assets, net	$36,076	$39,052

Estimated amortization expense of identified intangible and other assets for the remaining nine months of 2007 and for the next five years is as follows:

(in thousands)
2007	$5,643
2008	5,931
2009	1,962
2010	1,601
2011	1,184
2012	961

4.                          Acquisitions, Divestitures and Assets Held for Sale

Acquisitions

All acquisitions (collectively, the “Acquired Businesses”) have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of the acquisitions.  The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill.  Results of operations for the Acquired Businesses have been included in the accompanying condensed consolidated financial statements since their respective dates of acquisition.  The Acquired Businesses were completed to expand the Company’s show and publication presence within its existing market sector and to maximize marketing and customer service infrastructure and expertise.

In 2005, the Company purchased an off-road consumer event business (“Off-Road Expo”).  The Company paid $0.1 million in additional cash consideration in the fourth quarter of 2006 to the former shareholders based on the actual 2006 operating revenue from the acquired assets.  This contingent consideration was recorded as goodwill on the condensed consolidated balance sheet.

Advanstar, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In August 2005, the Company purchased a fashion industry tradeshow business and related products from the owner of POOL Tradeshow (‘‘POOL’’). The original POOL purchase agreement provided for additional contingent cash consideration to be paid to the former owner based on the 2007 and 2008 operating results of POOL and required the owner’s continued employment with the Company.  In July 2006, the Company and the former owner of POOL entered into an agreement which terminated the former owner’s employment with the Company, terminated the former owner’s right to receive additional contingent payments and eliminated the Company’s obligations under the POOL asset purchase agreement and the employment agreement.   Upon execution of this agreement, the Company made an initial payment of $1.5 million to the former owner. A final payment of $0.5 million under the agreement will be made in July of 2007.  This $2.0 million in consideration was recorded as compensation expense in the third quarter of 2006.

On August 19, 2005, the Company purchased Project Global Tradeshow, Inc. (‘‘Project”), a producer of tradeshows serving the fashion industry, for $9.9 million in cash.  The original Project purchase agreement provided for additional contingent cash consideration to be paid to the former owners based on the 2007 and 2008 operating results of Project and required the former principal owner’s continued employment with the Company.  In December 2006, the Company and the former owners of Project agreed to amend the purchase agreement in order to terminate the principal former owner’s employment with the Company, terminate the former owners’ right to receive additional payments and eliminate the Company’s obligations under the Project stock purchase agreement and the employment agreement. Under the terms of the amended agreement, the Company made a payment of $28.0 million to the former owners in January 2007.  This $28.0 million in consideration was recorded as compensation expense in the third and fourth quarter of 2006.

In 2005, the Company completed two other acquisitions of consumer tradeshow businesses. In 2006, the Company accrued $0.2 million in contingent consideration based on 2006 operating results, which was recorded as goodwill on the condensed consolidated balance sheet.

In 2004, the Company purchased a portfolio of pharmaceutical industry conferences and magazines (‘‘IVT’’). The Company is obligated to pay contingent consideration based on the 2005 operating results of the acquired assets and the continued employment of the former shareholders. The estimated contingent consideration based on 2005 results was expensed in 2005 and is subject to further negotiation with the former shareholders.  The Company expects the final payout to the former shareholders to be made in 2007.

The change in the balance of accrued contingent consideration included in other accrued liabilities in the accompanying condensed consolidated balance sheet is as follows:

(in thousands)
Total
Balance at December 31, 2006	$29,584
Payments to former owners	(28,178)
Balance at March 31, 2007	$1,406

Advanstar, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Divestitures

The operating results, related income taxes, and any gains or losses of the following divestitures (collectively, the “Disposed Businesses”) have been reported in discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006.  Interest expense was not allocated to any of the Company’s discontinued operations.

Arenacross

In December 2005, the Company sold its Arenacross Championship Series business (“Arenacross”) for a total selling price of $0.2 million. The Company recorded a $0.4 million loss on the sale in 2005. Both in the first and the second quarter of 2006, the Company incurred $0.1 million in additional costs related to the sale of Arenacross. These costs were reported in loss from discontinued operations.

DMS

In 2004, the Company sold its German tradeshow business (“DMS”).  The Company is continuing to incur accounting and legal fees in connection with the closure of its DMS office. These costs are reported as loss from discontinued operations.

The financial results of the Disposed Businesses included in discontinued operations in the accompanying condensed consolidated statements of operations are as follows:

(in thousands)	Three Months Ended
	March 31,
	2007	2006

Loss before income taxes	$(7)	$(119)
Income tax benefit	—	(45)

Loss from operations of discontinued businesses	$(7)	$(74)

Non-Current Assets Held for Sale

In the second quarter of 2005, the Company committed to a plan to sell its Cleveland office building and land (“the Cleveland Office”). The Company ceased depreciation of these assets, effective the second quarter of 2005. During the fourth quarter of 2006, the Company recognized a $1.0 million impairment on the Cleveland Office to write its carrying value down to its estimated selling price less selling costs.  The fair value was estimated primarily based upon terms of a letter of intent between the Company and a buyer of the building and a portion of the land.  As of March 31, 2007 and December 31, 2006, the Company reported this building and land as assets held for sale in the condensed consolidated balance sheet.

Advanstar, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5.                          Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders:

(in thousands)	Three Months Ended
	March 31,
	2007	2006

Net income	$17,861	$8,203
Change in cumulative translation adjustment	44	194

Comprehensive income	$17,905	$8,397

6.                          Debt

Credit facility

Communications is party to a credit facility (the “Credit Facility”) with a group of financial institutions acting as lenders. On May 24, 2006, Communications amended and restated its existing credit facility. The amended Credit Facility reduced the revolving loan from $60.0 million to $50.0 million, added a $10.0 million Term Loan, modified or eliminated certain restrictive covenants and extended the maturity date from April 2007 to May 2009 for the entire Credit Facility.  The Credit Facility is guaranteed by the Company’s parent, Advanstar Holdings Corp., the Company and Communications’ domestic subsidiaries and is collateralized by first priority liens on substantially all of the assets of the Communications and the guarantors.  As a result of the amendment and restatement of the Credit Facility, Communications expensed pre-existing unamortized deferred finance costs of $0.6 million and capitalized new deferred finance costs of $1.7 million.

The Credit Facility contains restrictive covenants, including limitations on certain asset dispositions, dividends, investments and other restricted payments.  Failure to comply with the covenants could cause an event of default under the Credit Facility.  Communications incurs a daily commitment fee of 0.5% and 1.25% per annum for unused revolving loan availability and standby letters of credit, respectively.  As of March 31, 2007, Communications had $1.6 million of standby letters of credit, which reduced borrowings available under its Credit Facility to $48.4 million.

Senior secured notes

Communications’ Senior Secured Notes initially consisted of $130.0 million of Second Priority Senior Secured Floating Rate Notes due 2008, which required quarterly amortization equal to 0.25% of the principal amount thereof (the “floating rate notes”), and $300.0 million of 10.75% Second Priority Senior Secured Notes due 2010 (the “fixed rate notes”).

Advanstar, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

In June 2005, Communications used a portion of the proceeds from the 2005 sale of business assets and liabilities associated with certain tradeshows and conferences, trade publications and direct marketing products to repurchase $8.7 million of the fixed rate notes and $117.8 million of the floating rate notes.

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

The restricted payments covenants in Communications’ Senior Secured Notes indenture and Senior Subordinated Notes indenture provide that Communications can pay dividends only if its leverage ratio (as defined) is 6.0 to 1.0 or better and only from a “basket” defined as the amount by which Communications’ cumulative EBITDA (as defined) since January 1, 2001 exceeds 150% of Communications’ cumulative interest expense in that period plus certain other items, including proceeds from equity offerings.  The Company cannot provide assurance that Communications’

Advanstar, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

results will allow it to make future distributions in light of these restrictions.  Failure to pay interest on these notes will be a default under the notes and also result in a default under Communications’ Credit Facility, which could have a material adverse effect on the Company’s financial position, results of operations, and cash flows and/or could impact the Company’s ability to continue to operate without an amendment or restructuring of its credit facility and the notes.  Notwithstanding the leverage ratio limitation on restricted payments, Communications can make restricted payments in an aggregate amount of up to $20 million to the Company, none of which has been used as of March 31, 2007.

In February 2007, Communications declared a dividend of $12.9 million payable to the Company which was paid on April 16, 2007.  In 2006, Communications paid a $12.9 million dividend to the Company both in March and October. These dividends made to the Company in 2007 and 2006 were used for its April 2006, October 2006 and April 2007 Discount Notes interest payments.  Debt service on the Discount Notes will be $38.7 million from April 1, 2007 through March 31, 2008 including the dividend received in April 2007.  Although there can be no assurance, the Company expects Communications’ results will allow Communications to continue to make dividend payments to satisfy the Company’s debt service obligations.

Accretion of the debt discount on the Discount Notes was $0.4 million and $0.3 million during the three months ended March 31, 2007 and 2006.  These amounts are included in interest expense in the respective accompanying condensed consolidated statements of operations.

Long-term debt consists of the following:

(in thousands)	March 31,	December 31,
	2007	2006

Revolving Credit Facility, interest at LIBOR plus 2.5%; due 2009	$—	$—
Term loan, interest at LIBOR plus 2.5%; 7.82% at March 31, 2007 due 2009	10,000	10,000
10.75% Second priority senior secured notes, due 2010, plus unamortized premium of $496 and $533 at March 31, 2007 and December 31, 2006	291,831	291,868
Senior subordinated notes, interest at 12.00%, due 2011	160,000	160,000
Senior discount notes, interest at 15%, due October 2011, net of unamortized discount of $11,345 and $11,751 at March 31, 2007 and December 31, 2006	160,447	160,041
	622,278	621,909
Less current maturities	—	—
	$622,278	$621,909

On April 19, 2007, the Company and Communications issued a tender offer for any and all of Communications’ fixed rate notes, Communications’ Senior Subordinated Notes, the Discount Notes and a related consent solicitation seeking to eliminate substantially all restrictive covenants contingent on the pending transaction described in Note 11. Proceeds from the pending transaction are expected to be used to settle all of the Company’s and Communications’ outstanding long-term debt obligations, including any tender premiums, fees and expenses.

Advanstar, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7.                          Segments

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and has three industry focused segments: Fashion & Licensing, Powersports & Automotive and Life Sciences.

The Company evaluates the performance of, and allocates resources to, its segments based on contribution margin, which is a non-GAAP measure — defined as revenue less cost of production; selling, editorial and circulation; and certain allocated general and administrative costs.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  The segments derive revenue from shows and conferences; trade, professional and consumer periodicals; marketing, direct mail and database products and services; and electronic media products.  There are no inter-segment sales or transfers.  Assets are not allocated to segments and therefore have not been presented.  Revenue and contribution margin from continuing operations of the Company’s reportable segments are as follows for the three months ended March 31, 2007 and 2006:

(in thousands)	Three Months Ended
	March 31,
	2007	2006

Revenue
Life Sciences	$33,155	$35,038
Fashion & Licensing	52,932	48,128
Powersports & Automotive	22,000	21,145
Other	2,621	2,267
Total revenue	$110,708	$106,578

Contribution margin
Life Sciences	$11,532	$10,093
Fashion & Licensing	31,306	28,875
Powersports & Automotive	11,169	10,526
Other	858	1,098
Total segment contribution margin	$54,865	$50,592

Advanstar, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The reconciliation of total segment contribution margin to consolidated income from continuing operations before income taxes is as follows:

(in thousands)	Three Months Ended
	March 31,
	2007	2006

Total segment contribution margin	$54,865	$50,592
General and administrative expense unallocated to segment operations	(9,631)	(9,010)
Restructuring charge	—	(2,405)
Depreciation and amortization	(4,524)	(8,662)
Other expense (primarily interest)	(20,892)	(20,239)

Income from continuing operations before taxes	$19,818	$10,276

8.                          Restructuring Activities and Contract Termination Costs

In 2005, the Company sold virtually all of its business assets and liabilities associated with its tradeshows and conferences, trade publications and direct marketing products in the following primary industries: Information Technology & Communications, Travel/Hospitality, Beauty, Home Entertainment, Abilities and Portfolio, including the shares of the Company’s Hong Kong and Brazilian subsidiaries.   In 2005 related to the above sale, the Company ceased use of certain leased office space in New York, NY, Milford, CT, Santa Ana, CA, and Chicago, IL. In the first quarter of 2006, the Company vacated additional leased office space in New York, NY, and revised its estimate of expected future sublease income for this space, resulting in $2.4 million in additional charges during the first quarter of 2006. These charges consist of the discounted remaining future minimum lease payments due under non-cancelable leases, net of estimated future sublease income. These lease commitments expire at various dates through 2010.

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

The summary of the Company’s change in facility exit costs restructuring accrual is as follows:

(in thousands)	Facility Exit Costs

Balance at December 31, 2006	$1,166
Utilized-cash	(233)
Utilized-non-cash	—
Balance at March 31, 2007	$933

The facility exit costs restructuring accrual balance in the accompanying condensed consolidated balance sheet is $0.9 million and $1.2 million at March 31, 2007 and December 31, 2006, of which

Advanstar, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

$0.4 million and $0.5 million is in other accrued expenses at March 31, 2007 and December 31, 2006, and $0.5 million and $0.7 million is in other long-term liabilities at March 31, 2007 and December 31, 2006.

Long-Term Contract Termination

In October 2006, the Company and one of its vendors entered into an agreement which terminated a long-term contract originally effective through December 31, 2008.  The termination agreement required the Company to pay a termination fee of $1.9 million which was paid by the Company in March 2007 and provided for services to be performed by the vendor through April 1, 2007.  The Company took a charge to operations of $1.9 million during the fourth quarter of 2006.  The related liability is included in accounts payable in the accompanying condensed consolidated balance sheet as of December 31, 2006.

9.                    Accounting and Reporting of Uncertain Income Tax Positions

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 effective January 1, 2007.  FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption on January 1, 2007, the Company eliminated existing reserves of $3.4 million for uncertain tax positions, related to local tax matters.  This reduction was accounted for as a cumulative effect adjustment to the January 1, 2007 balance of retained earnings.

The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. Substantially all material state and foreign income tax matters have been concluded for years through 2002. The Company’s U.S. federal income tax return for 2004 is currently under a Limited Issue Focus Examination. New York City income tax returns are currently under examination for tax years 2000-2002 for which the statutes have been extended.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  Therefore, the Company has no reserves for uncertain tax positions.

The Company from time to time may be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company classifies these items as income tax expense.

Advanstar, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

10.                   Related-Party Transactions

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

11.                   Sale and Merger Agreement

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

The aggregate purchase price is approximately $1.142 billion subject to deductions for costs of the outstanding debt of Holdings and its subsidiaries, certain transaction expenses, change of control payments and certain other liabilities of Holdings and its subsidiaries.  Additionally, the purchase price is subject to a post-closing adjustment specified in the Merger Agreement based on the working capital of Holdings upon the closing of the merger.  As a result of the merger, Holding’s shares of common stock will be converted into the right to receive the applicable merger consideration in cash at the closing, subject to the post-closing working capital adjustment.  The outstanding options of Holdings, including those issued to the Company’s employees and directors, will be cancelled at closing and option holders will receive the same per share merger consideration in cash as the holders of common stock receive, net of the exercise price of the option, and subject to the post-closing working capital adjustment.

Under the Merger Agreement, as soon as practicable after signing, Holdings has agreed to cause Communications to commence a tender offer and consent solicitation for its outstanding 10-3/4% Second Priority Senior Secured Notes due 2010 and 12% Senior Subordinated Notes due 2011 and to cause the Company to commence a tender offer for its outstanding 15% Senior Secured Discount Notes due 2011.  A tender offer was commenced for these notes on April 19, 2007 and a related consent solicitation seeking to eliminate substantially all restrictive covenants subject to closing of the transaction.  Proceeds from the pending transaction are expected to be used to settle all outstanding debt, any tender offer premium and related fees. Upon settlement of the notes, the Company will write off approximately $18.6 million in unamortized deferred finance costs, unamortized debt premium and unamortized debt discount.

In connection with the closing of the pending transaction, the Company expects to incur an estimated $24.2 million of costs associated with change in control provisions in existing compensation agreements, transaction bonuses, financial advisory and legal fees.  Of this amount $3.6 million was recognized in 2006 related to the Company’s accounting for stock compensation and $0.6 million was recognized in the quarterly period ended March 31, 2007 for legal fees incurred.  The remainder will be recognized upon closing of the pending transaction.

Advanstar, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

12.                   Recently Issued Accounting Pronouncements

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

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”). The new standard requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and to recognize changes in that funded status in the year in which the change occurs through comprehensive income. FAS 158 provides for adoption effective December 31, 2007 for companies that do not have publicly traded equity securities.  As such, our consolidated balance sheet as of December 31, 2007 will reflect the funded status of our postretirement benefit plans, with the offset reported in other comprehensive income (loss) in its consolidated balance sheet. If the Company had adopted FAS 158 on March 31, 2007, the Company would have recorded an additional $1.2 million of other long term liabilities and other comprehensive income. Upon its adoption of FAS 158 as of December 31, 2007, the Company does not expect the actual impact to be materially different from this amount.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  FAS 159 is effective for the Company on January 1, 2008. The Company has not completed its evaluation of FAS 159 and the effect its adoption will have on its consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned not to place undue reliance on these forward-looking statements, including statements about plans and objectives of management, potential acquisitions, market growth and opportunity.  These forward-looking statements are neither promises nor guarantees and involve risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements.  You should not expect that these forward-looking statements will be updated or supplemented as a result of changing circumstances or otherwise, and we disavow and disclaim any obligation to do so.  Important cautionary statements and risk factors that would affect actual results are discussed in the our periodic reports and registration statements filed with the Securities and Exchange Commission, including those under the caption entitled “Risk Factors” in our 2006 annual report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007.

Overview

We report our business in these three industry focused segments:

•                                          Fashion & Licensing, which serves the men’s, women’s, children’s and product sourcing sectors of the apparel industry and the merchandise licensing industry through industry tradeshows,  publishing targeted magazines and directories; and offering a broad range of marketing support services;

•                                          Life Sciences, which serves the healthcare, dental, veterinary, pharmaceutical, and science fields through publishing primary and specialty care magazines and professional journals; organizing conferences and other events; developing continuing medical education (“CME”) products; and the creation of a wide variety of custom marketing projects; and

•                                          Powersports & Automotive, which serves the powersports, off-road and automotive aftermarket industries through trade and consumer magazines and shows as well as electronic products.

In addition to our three segments described above, we combine our European, market development and e-Media operations into “Other.”

The percentage of our total revenue by segment for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended
	March 31,
	2007	2006

Life Sciences	30%	33%
Fashion & Licensing	48%	45%
Powersports & Automotive	20%	20%
Other	2%	2%

Our revenue reaches its highest levels during the first and third quarters of the year due to the timing of the MAGIC Marketplace tradeshows and our other large tradeshows and conferences.  Because show and conference revenue is recognized when a particular event is held, we may experience fluctuations in quarterly revenue based on the movement of show dates from one quarter to another.

Trends and Developments

Results for the first quarter of 2007 reflects the continued progress of our strategy put in place in 2005 to focus our portfolio on industry sectors where we can leverage our strong market positions, customer relationships and management teams.  We continue to develop new revenue streams through a variety of growth initiatives across all segments and are constantly striving to improve operating efficiency.

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

The recent launches in Powersports in the off-road market continue to develop, including DIRTsports and Off-Road Business magazines, Off-Road Impact tradeshow and Off-Road Expo Pomona acquired in October 2005.

In Life Sciences we have continued our progress in healthcare projects through the strengthening of our sales efforts and effectively addressing our pharmaceutical customers’ needs to comply with tighter regulations relating to the management and delivery of educational projects.  We have also continued our growth initiatives including the launch of several vertical editions of our flagship magazine, Medical Economics.

Recent Developments — Sale and Merger

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

The aggregate purchase price is approximately $1.142 billion subject to deductions for costs of the outstanding debt of Holdings and its subsidiaries, certain transaction expenses, change of control payments and certain other liabilities of Holdings and its subsidiaries.  Additionally, the purchase price is subject to a post-closing adjustment specified in the Merger Agreement based on the working capital of Holdings upon the closing of the merger.  As a result of the merger, Holding’s shares of common stock will be converted into the right to receive the applicable merger consideration in cash at the closing, subject to the post-closing working capital adjustment.  The outstanding options of Holdings, including those issued to the Company’s employees and directors, will be cancelled at closing and option holders will receive the same per share merger consideration in cash as the holders of common stock receive, net of the exercise price of the option, and subject to the post-closing working capital adjustment.

Under the Merger Agreement, as soon as practicable after signing, Holdings has agreed to cause Communications to commence a tender offer and consent solicitation for its outstanding 10-3/4% Second

Priority Senior Secured Notes due 2010 and 12% Senior Subordinated Notes due 2011 and to cause us to commence a tender offer for our outstanding 15% Senior Secured Discount Notes due 2011. A tender offer was commenced for these notes on April 19, 2007 and a related consent solicitation seeking to eliminate substantially all restrictive covenants subject to closing of the transaction. Proceeds from the pending transaction are expected to be used to settle the notes tendered and fund tender offer premium and related fees. Upon settlement of the notes, we expect to write off approximately $18.6 million in unamortized deferred finance costs, unamortized debt premium and unamortized debt discount.

In connection with the closing of the pending transaction, we expect to incur an estimated $24.2 million of costs associated with change in control provisions in existing compensation agreements, transaction bonuses, financial advisory and legal fees.  Of this amount $3.6 million was recognized in 2006 related to our accounting for stock compensation and $0.6 million was recognized in the quarterly period ended March 31, 2007 for legal fees incurred.  The remainder will be recognized upon closing of the pending transaction.

Recent Developments — Accounting for Uncertain Income Tax Positions

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 effective January 1, 2007.  FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption on January 1, 2007, we eliminated existing reserves of $3.4 million for uncertain tax positions, related to local tax matters.  This reduction was accounted for as a cumulative effect adjustment to the January 1, 2007 balance of retained earnings.

Selected Financial Data

The following table sets forth selected statements of operations and other financial data.

(in thousands)	For the
	Three Months Ended
	March 31,
	2007	2006

Income Statement Data:
Revenue
Life Sciences	$33,155	$35,038
Fashion & Licensing	52,932	48,128
Powersports & Automotive	22,000	21,145
Other	2,621	2,267

Total revenue	110,708	106,578

Cost of production, selling, editorial and circulation
Life Sciences	21,083	24,165
Fashion & Licensing	21,393	19,169
Powersports & Automotive	10,534	10,332
Other	1,763	1,168

Total cost of production and selling	54,773	54,834

General and administrative expenses	10,701	10,162
Restructuring charge	—	2,405
Depreciation and amortization	4,524	8,662

Operating income	40,710	30,515
Other income (expense):
Interest expense	(20,426)	(20,589)
Interest income	203	503
Other expense, net	(669)	(153)

Income from continuing operations before income taxes	19,818	10,276
Provision for income taxes	1,950	1,999

Income from continuing operations	17,868	8,277

Loss from operations of discontinued businesses, net of taxes	(7)	(74)

Net income	$17,861	$8,203

Results of Operations

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Revenue

Revenue in the first quarter of 2007 increased 3.9% to $110.7 million from $106.6 million in the first quarter of 2006.

Life Sciences revenue of $33.2 million decreased 5.4% or $1.8 million from $35.0 million in the first quarter of 2006 primarily due to a $2.2 million decline in revenue from our healthcare custom projects due to customers scheduling fewer custom projects to be completed during the quarter.  The decrease in revenue was further attributable to an overall decline in our IVT pharmaceutical conferences as we continue to re-position our product offerings to meet our customer needs in this market.  These revenue declines were partially offset by ad page growth from our primary care and veterinary publications over the same quarter last year.

Fashion and Licensing revenue of $52.9 million increased 10.0% or $4.8 million from $48.1 million in the first quarter of 2006 primarily due to our expansion of Premium Contemporary category at MAGIC Marketplace.  License! magazine grew 25.5% in revenue over the same quarter of 2006.

Powersports & Automotive revenue of $22.0 million increased 4.0% or $0.9 million from $21.1 million in the first quarter of 2006.  This increase was driven primarily by growth in the square footage sold at our IMS events and Dealer Expo shows, as well as improved yields from our publications and Dealer Expo.

Revenue from Other operations in the first quarter of 2007 was $2.6 million compared to $2.3 million reported in the first quarter of 2006 primarily due to an overall increase in ad page yield from our European operations.

Cost of production, selling, editorial and circulation costs

Overall cost of production, selling, editorial and circulation expenses in the first quarter of 2007 were held flat at $54.8 million in both first quarter 2007 and 2006.

Life Sciences expenses in the first quarter of 2007 decreased by 12.8%, or $3.1 million, to $21.1 million from $24.2 million in the same quarter of 2006.  Cost declines were primarily driven by a decrease in the number of healthcare custom projects and IVT pharmaceutical conferences delivered or held in the first quarter of 2007 as compared to the same quarter of 2006.  Additionally, costs declined due to improved operating efficiencies and favorable pricing under renegotiated vendor contracts.

Fashion & Licensing expenses in the first quarter of 2007 increased by 11.6%, or $2.2 million, to $21.4 million from $19.2 million in the first quarter of 2006, primarily due to the expansion of our MAGIC Marketplace and our Las Vegas POOL and New York Project events being held in temporary venues.

Powersports & Automotive expenses in the first quarter of 2007 increased by 2.0%, or $0.2 million, to $10.5 million from $10.3 million in the first quarter of 2006 due primarily to increased costs for our IMS shows.

Expenses of Other operations in the first quarter of 2007 were $1.8 million, compared to $1.2 million in the first quarter of 2006.  This increase is primarily due to costs associated with the increased ad pages from DPR Europe, the Asian publication launches and investments in the development of our e-media product offerings.

General and administrative expenses

General and administrative costs increased $0.5 million to $10.7 million in the first quarter of 2007 from $10.2 million in the first quarter of 2006. This increase is primarily due to increases in employee medical expense from several large claims in the first quarter of 2007 compared to the same period of 2006.

Restructuring charge

In 2005, we sold virtually all of our business assets and liabilities associated with our tradeshows and conferences, trade publications and direct marketing products in the following primary industries: Information Technology & Communications, Travel/Hospitality, Beauty, Home Entertainment, Abilities and Portfolio, including the shares of our Hong Kong and Brazilian subsidiaries.   In 2005 related to the above sale, we ceased use of certain leased office space in New York, NY, Milford, CT, Santa Ana, CA, and Chicago, IL. In the first quarter of 2006, we vacated additional leased office space in New York, NY, and revised our estimate of expected future sublease income for this space, resulting in $2.4 million in additional charges during the first quarter of 2006. These charges consist of the discounted remaining future minimum lease payments due under non-cancelable leases, net of estimated future sublease income. These lease commitments expire at various dates through 2010.

In June 2006, we entered into a lease modification and surrender agreement for approximately 60% of its vacated office space in New York, NY.  Under the terms of the agreement, we paid the lessor $2.8 million in cash, the lease covering the surrendered space was terminated and we have no further future lease obligations for the surrendered space.  In June 2006 we adjusted our accrual for this space based upon the terms of the agreement and recorded a reduction of operating expenses of $0.1 million.

Depreciation and amortization expense

Depreciation and amortization expense was $4.5 million in the first quarter of 2007 and $8.7 million in the first quarter of 2006. The decrease was primarily due to the reduction in amortization attributable to identifiable intangible assets which became fully amortized in the fourth quarter of 2006.

Interest expense

Interest expense in the first quarter of 2007 decreased $0.2 million, or 0.8%, to $20.4 million from $20.6 million in the first quarter of 2006.  The decreased interest expense relating to the $9.8 million repayment of Communications floating rate notes in August 2006. See “—Liquidity and Capital Resources— Second priority secured notes.”

At March 31, 2007, $612.3 million, or 98%, of our total debt is at a fixed rate with the remaining 2% of our debt subject to interest rate fluctuations.

Other expense

Other expense in the first quarter of 2007 increased to $0.7 million compared to $0.2 million in the first quarter of 2006 primarily due to legal costs incurred in conjunction with the pending transaction described in “—Recent Developments—Sale and Merger.”

Provision for income taxes

The provision for income taxes before discontinued operations was $2.0 million in both the first quarter 2007 and 2006.  For both 2007 and 2006, the provision includes income taxes in certain foreign jurisdictions and a deferred tax provision related to the basis of goodwill for tax purposes being less than the carrying value of goodwill for financial reporting purposes.

Discontinued operations

In December 2005, we sold our Arenacross Championship Series (“Arenacross”) for a total selling price of $0.2 million. We recorded a loss on the sale of $0.4 million in December 2005.  Both in the first and the second quarter of 2006, the Company incurred $0.1 million in additional costs related to the sale of Arenacross. These costs were reported in loss from discontinued operations.

In 2004, we sold our German tradeshow business (“DMS”).  We are continuing to incur accounting and legal fees in connection with the closure of its DMS office. These costs are reported as loss from discontinued operations.

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

If the pending transaction as described in “—Recent Developments— Sale and Merger” is consummated, we anticipate our financing structure should have adequate cash available to fund our future operating expenses, capital expenditures, debt service and other obligations as they become due.

Historically, our financing requirements have been funded primarily through cash generated by operating activities and borrowings under Communications’ revolving Credit Facility.  From time to time, we have also raised additional funds through sales of common stock, high yield offerings and term borrowings under Communications’ Credit Facility for purposes of completing selective acquisitions.

As of March 31, 2007, we had cash and cash equivalents of $13.3 million and also had $48.4 million in availability under Communications’ revolving Credit Facility. The following table shows our cash flow activity for the three months ended March 31, 2007 and 2006 and should be read in conjunction with the consolidated statements of cash flows:

(in thousands)	Three Months Ended
	March 31,
	2007	2006

Net cash (used in) provided by operating activities	$(22,156)	$13,869
Net cash (used in) investing activities	(1,984)	(1,886)
Net cash provided by (used in) financing activities	425	(25)
Effect of exchange rate changes on cash	(1)	(60)
Net (decrease) increase in cash and cash equivalents	$(23,716)	$11,898

The $36.0 million decrease in cash from operating activities as compared to the first quarter of 2006 was due principally to the $28.0 million payment made in January 2007 for the settlement of a future contingent earn-out related to the Project tradeshow acquisition.  The decrease in cash is also attributable to 1) an increase in accounts receivables of $5.6 million; and 2) a decrease in cash collected in advance of our second and third quarter events of $3.8 million primarily due to impact of timing of customer payments. Further the decrease in cash is attributable to a decline in accounts payable and accrued compensation of $3.0 million.  These decreases were partially offset by improved operating results of $6.0 million.

Net cash used in investing activities was $2.0 million in the first quarter of 2007 and $1.9 million in the same quarter of 2006. Cash used in investing activities was principally due to cash used for capital expenditures. The majority of the first quarter of 2007 expenditures are related to our shows and events infrastructure.  We believe that this amount of capital expenditure will be adequate to grow our business according to our business strategy and to maintain the key tradeshows, publications and business of our continuing operations.

We did not complete any acquisitions in the first three months of 2007. In connection with any future acquisitions, as a part of our on-going business strategy, we may require additional funding, which may be provided in the form of additional debt or equity financing or a combination thereof.  There can be no assurance that any additional financing will be available to us on acceptable terms or in a manner that complies with the restrictive covenants in our debt instruments.  Consistent with our longstanding strategy, we continue to pursue potential acquisitions of complementary businesses.

Cash provided by financing activities in the first quarter of 2007 was $0.4 million for project grant funds received.

Communications may need to borrow against its Credit Facility in the second quarter of 2007 to meet current debt service requirements.

Debt service

As of March 31, 2007, we had total indebtedness of $622.3 million and $48.4 million of borrowings available under Communications revolving credit facility.  Our principal debt obligations are described below.

On April 19, 2007, subject to closing of the pending transaction, Communications along with us commenced a tender offer and related consent solicitation seeking to eliminate substantially all restrictive covenants for Communications’ fixed rate notes, and senior subordinated notes and our Discount notes.  Proceeds from the pending transaction described “—Recent Developments— Sale and Merger” are expected to be used to settle the notes tendered and fund tender offer premium and related fees.

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

Second priority secured and floating rate notes repayment

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

Second priority senior secured notes

Communications’ $291.3 million of fixed rate notes mature in 2010.  The notes are guaranteed by each of Communications’ existing and future domestic restricted subsidiaries and collateralized by second-priority liens on the assets collateralizing Communications’ Credit Facility (other than certain subsidiary stock and assets of its parent companies).  The fixed rate notes bear interest at an annual rate of 10.75%, which is payable semi-annually in cash.  The notes contain restrictive covenants that, among other things, limit Communications’ ability to incur debt, pay dividends and make investments.

Senior subordinated notes

Communications’ $160.0 million 12% senior subordinated notes mature in 2011 and are guaranteed by each of Communications’ existing and future domestic restricted subsidiaries.  Interest on the notes is payable semi-annually in cash.  The notes contain restrictive covenants that, among other things, limit Communications’ ability to incur debt, pay dividends and make investments.

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

We are a holding company and our ability to pay interest on these notes will be dependent upon the receipt of dividends from our subsidiaries.  Communications’ Credit Facility, the senior subordinated notes and second priority senior secured notes impose substantial restrictions on our subsidiaries’ ability to pay dividends.   The restricted payments covenants in Communications’ senior secured notes indenture and senior subordinated notes indenture provide that Communications can pay dividends only if its leverage ratio (as defined) is 6.00 to 1.00 or better and only from a basket equal to the amount by which its cumulative EBITDA (as defined) since January 1, 2001 exceeds 150% of its cumulative interest expense in that same period plus other items, including proceeds from equity offerings. In addition to such basket and notwithstanding the leverage ratio limitation on restricted payments, Communications can make additional restricted payments in an aggregate amount of up to $20 million to us, none of which has been used as of March 31, 2007.   As of March 31, 2007, Communications’ leverage ratio under the most restrictive of these indentures was 4.95 to 1.00.

In February 2007, Communications declared a dividend of $12.9 million payable us which was paid on April 16, 2007.  Communications declared and paid both in March 2006 and October 2006 a dividend of $12.9 million to us. These dividends made to us in 2006 and 2007 were used for our April 2006, October 2006 and April 2007 discount note interest payments.  Debt service on our discount notes will be $38.7 million from April 1, 2007 through March 31, 2008 including the dividend paid by Communications in April 2007.

We expect Communications’ results will allow it to continue to make dividend payments to us for purposes of debt service.  However, Communications’ results are subject to a variety of factors, including general economic conditions and conditions in its markets, and we cannot assure you Communications will be able to make future dividend payments.

Contractual and contingent obligations

Our contractual obligations (excluding accounts payable and accrued expenses), as of March 31, 2007 are as set forth below:

(in millions)	Payments Due By Period
							After
	2007(1)	2008	2009	2010	2011	2012	2012	Total

Indebtedness	$—	$—	$10.0	$291.3	$331.8	$—	$—	$633.1
Interest on indebtedness(2)	67.5	77.4	76.9	68.5	30.0	—	—	320.3
Acquisition related compensation payable(3)	1.4	—	—	—	—	—	—	1.4
Operating lease obligations	3.6	4.5	3.1	2.7	2.1	2.1	3.8	21.9

Total contractual cash obligations	$72.5	$81.9	$90.0	$362.5	$363.9	$2.1	$3.8	$976.7

(1)             For the period from April 1, 2007 through December 31, 2007.

(2)             Interest on our variable rate debt is calculated using LIBOR of 5.3%, the rate in effect on March 31, 2007.  Because our variable rate debt bears interest at a variable rate, actual payments could differ.

(3)             Relates to contingent compensation obligations relating to acquisitions which had not been paid as of March 31, 2007.

We have no material capital lease obligations or purchase obligations.  We have contingent obligations composed of $1.6 million of letters of credit securing our lease facilities.

Off-balance sheet arrangements

We have no material off-balance sheet arrangements.

Recently issued accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurement (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements.  FAS 157 is effective for us on January 1, 2008. We have not completed our evaluation of FAS 157 and the effect its adoption will have on our consolidated financial statements.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”). The new standard requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and to recognize changes in that funded status in the year in which the change occurs through comprehensive income. FAS 158 provides for adoption effective December 31, 2007 for companies that do not have publicly traded equity securities.  As such, our consolidated balance sheet as of December 31, 2007 will reflect the funded status of our postretirement benefit plans, with the offset reported in other comprehensive income (loss). If we had adopted FAS 158 on March 31, 2007, we would have recorded an additional $1.2 million of other long term liabilities and other comprehensive income on our consolidated balance sheet. We do not expect the actual impact upon adoption on December 31, 2007 to be materially different from this impact.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  FAS 159 is effective for us on January 1, 2008. We have not completed our evaluation of FAS 159 and the effect its adoption will have on our consolidated financial statements

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which are the potential losses arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.  We have previously entered into financial instruments to manage and reduce the impact of changes in interest rates and foreign currency exchange rates. However, we have no such instruments as of March 31, 2007.

Interest Rates

At March 31, 2007, we had fixed rate debt of $612.3 million and variable rate debt of $10.0 million.   A change in interest rates of 1% would not be material to our operating results.

Currencies

Outside of the United States, we maintain assets and operations in the United Kingdom. These assets and operations, and our exposure to any currency gains or losses, are not material to our operating results.

ITEM 4T.  Controls and Procedures

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

Changes in internal controls

There were no significant changes during our first fiscal quarter in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II         Other Information

Item 1. Legal Proceedings

We are not a party to any legal proceedings which would be material to our business, financial condition or results of operations other than ordinary course, routine litigation.

Item 1A. Risk Factors

There have been no material changes in the risk factors provided in Part I, Item 1A of our 2006 Annual Report on Form 10-K as filed with the SEC on April 2, 2007.

Items 2 to 5 of form 10-Q are not applicable.

Item 6.	Exhibits

2.1

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

ADVANSTAR, INC.

May 8, 2007	/s/ Ted S. Alpert
Theodore S. Alpert
Vice President-Finance, Assistant Secretary and
Chief Financial Officer
(Principal Financial Officer and Authorized
Representative of the Registrant)

Exhibit Index

Exhibit No.	Document

2.1

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